Form 10-Q
period 1995-09-30
PARLUX FRAGRANCES INC
filed 1995-11-13
CIK 802356

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                         ---------------------------
                                  FORM 10-Q

( Mark One )
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:                             September 30, 1995
                                                            ------------------

                                     Or
                                       ------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number:   0-15491
                          -------

                           PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter )


DELAWARE                                                              22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of                                ( IRS employer
incorporation or organization )                             identification no. )

650 S.W. 16th Terrace, Pompano Beach, FL                            33069
--------------------------------------------------------------------------------
( Address of principal executive offices )                       ( Zip code )

Registrant's telephone number, including area code                  954-946-7700
                                                   -----------------------------

--------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes     No
                                        ---    ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
         As of November 10, 1995, 4,409,419 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

See pages 8 to 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Registrant's ( the Company's ) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

RECENT DEVELOPMENTS

On September 21, 1995, the Company entered into an agreement with Revlon Holdings, Inc., ( Revlon ) to acquire the assets and operations of Alexandra de Markoff ( AdM ), a prestige cosmetic line currently operated by Revlon, for a combination of cash and Parlux common stock. AdM's annual sales for the period ending December 31, 1995 are estimated at approximately $12 million. The agreement is expected to be consummated on or about December 27, 1995.

On October 5, 1995, the Company entered into a transition and termination agreement with Francesco Smalto International, one of its licensors, which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales. Sales of Francesco Smalto products represented approximately 8% of total Company net sales for the year ended March 31, 1995.

On October 26, 1995, the Company announced a two-for-one stock split in the form of a dividend to shareholders of record as of November 3, 1995. Date of distribution will be November 10, 1995.

On November 1, 1995, the Company entered into a non-binding letter of intent to purchase all of the assets, and assume certain liabilities, of Richard Barrie Fragrances, Inc. ( RBF ) for a combination of cash and Parlux common stock.
The Company has commenced due diligence. A definitive agreement would be subject to approval by the boards of both companies, and shareholders and convertible note holders of RBF. The Company anticipates that, if the agreement is consummated, closing would take place prior to March 31, 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995 WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1994.

During the quarter ended September 30, 1995, net sales increased 83% to $13,925,214 as compared to $7,608,808 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $5,120,470 compared to $2,793,875 in the prior year, or an increase of 83%, while sales of Fred Hayman Beverly Hills, Inc. ( FHBH ) products were $3,953,229 in the current period, compared with sales of $4,294,379 in the prior year, a reduction of 8%. Sales of Perry Ellis products were $5,588,885 in the current period, compared to no sales in the prior year since the acquisition of the Perry Ellis license from Sanofi Beaute was only completed in December 1994.

Sales to unaffiliated parties increased 79% to $7,421,402 in the current period compared to $4,136,388 in the same period in the prior year. Sales to affiliated parties increased 87% to $6,503,812 in the current quarter compared to $3,472,070 in the same period in the prior fiscal year. The increases were principally a result of Perry Ellis fragrance sales.

In June 1991, the Company entered into a barter arrangement ( the Barter Agreement ) for which the Company would receive advertising credits in exchange for inventory of one of its "discontinued brands," Joan Collins. The Company expects to be able to fully utilize these advertising credits as part of its normal ongoing advertising expenditures. Advertising credits, less unearned income, are accounted for as prepaid expenses on the Company's balance sheet at the time such inventory is bartered. Unearned income equals the amount of advertising credits minus the cost of goods bartered. As advertising credits are used by the Company, unearned income is debited and the cost of goods sold is credited. As a result, as the advertising credits are used, the aggregate cost of goods sold as a percentage of net sales decreases and gross margin as a percentage of net sales increases.

Cost of goods sold for the quarter ended September 30, 1995 decreased to 39% of net sales as compared to 42% of net sales in the same period in the prior year. The Company utilized advertising credits amounting to $108,000 in the current quarter ( $258,000 in 1994 ) generating $59,000 of earned income ( $139,000 in 1994 ) which partially offset cost of goods sold during the periods. Without the effects of the Barter Agreement, cost of goods sold would have been 39% for the current quarter compared to 44% for the same quarter in the prior year.
The decrease was mainly attributable to the increased sale of FHBH and Perry Ellis products to unaffiliated parties, which resulted in higher margins.

Operating expenses increased by 86% compared to the prior fiscal year from $2,964,952 to $5,501,243. As a percentage of sales, operating expenses remained relatively constant at 40% of net sales. Advertising and promotional expenses increased 225% to $2,689,702 compared to $827,280 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting from the FHBH and Perry Ellis brand activities. Selling and distribution costs increased by 12% to $1,109,374 in the current fiscal period as compared to $987,410 in the same period of the prior fiscal year, but decreased as a percentage of sales from 13% to 8%. General and administrative expenses increased by 37% compared to the prior year period from $1,090,999 to $1,464,444, but decreased as a percentage of net sales from 14% to 11%, reflecting the economies of scale realized from the FHBH and Perry Ellis acquisitions. Royalties increased to $237,718 for the current period compared to $59,263 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $2,993,521 or 21% of net sales for the three-month period ended September 30, 1995, compared to $1,471,913 or 19% of net sales for the comparable period in the prior year. Interest expense increased by 64%, with $453,877 being recorded in the current fiscal year as compared to $276,597 in the same period in the prior year. The increase was attributable to the increase in debt related to the FHBH and Perry Ellis acquisitions. Exchange losses were $148,731 in the current year as compared to $92,251 in the same period in the prior year. Income before taxes for the current fiscal year was $2,390,913 or 17% of net sales, compared to $1,103,065 or 14 % of net sales, in the same period in the prior year.

During the fiscal year ended March 31, 1995, the Company utilized all remaining operating loss carryforwards. Accordingly, the tax provision for the quarter ended September 30, 1995 reflects an effective tax rate of approximately 37% compared to 33% in the prior year comparable period. Giving effect to the tax provision, the Company reported net income of $1,507,879 or 11% of net sales for the current quarter ended September 30, 1995, as compared to $739,929 or 10% of net sales for the same quarter in the prior fiscal year.

COMPARISON OF THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1995 WITH THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1994.

During the six months ended September 30, 1995, net sales increased 71% to $24,133,983 as compared to $14,101,333 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $8,484,570 compared to $5,647,825 in the prior year, or an increase of 50%, while sales of Fred Hayman Beverly Hills, Inc. ( FHBH ) products were $6,739,188 in the current period, compared with sales of $7,319,497 in the prior year, a reduction of 8%. Sales of Perry Ellis products were $8,515,131 in the current period, compared to no sales in the prior year since the acquisition of the Perry Ellis license from Sanofi Beaute was only completed in December 1994.

Sales to unaffiliated parties increased 100% to $16,711,841 in the current period compared to $8,351,988 in the same period in the prior year. Sales to affiliated parties increased 29% to $7,422,142 in the current period compared to $5,749,345 in the same period in the prior fiscal year. The increases were principally a result of Perry Ellis fragrance sales. As a percentage of total sales, sales to affiliates were 31% in the current period, compared to 41% in the same period in the prior year.

Cost of goods sold for the six months ended September 30, 1995 decreased to 35% of net sales as compared to 40% of net sales in the same period in the prior year. The Company utilized advertising credits amounting to $376,000 in the current period ( $701,000 in 1994 ) generating $193,000 of earned income
( $378,000 in 1994 ) which partially offset cost of goods sold during the periods. Without the effects of the Barter Agreement, cost of goods sold would have been 36% for the current period compared to 43% for the same six months in the prior year. The decrease was mainly attributable to the increased sale of FHBH and Perry Ellis products to unaffiliated parties, which resulted in higher margins.

Operating expenses increased by 76% compared to the prior fiscal year from $5,882,043 to $10,333,984. As a percentage of sales, operating expenses were 46% of net sales in the current fiscal year, as compared to 42% of net sales for the same period for the prior fiscal year. Advertising and promotional expenses increased 138% to $5,062,735 compared to $2,122,860 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the launch of the Todd Oldham fragrance and U.S. department and specialty store business resulting from the FHBH and Perry Ellis brand activities. Selling and distribution costs increased by 24%, to $1,952,907 in the current fiscal period as compared to $1,572,212 in the same period of the prior fiscal year, but decreased as a percentage of sales from 11% to 8%. General and administrative expenses increased by 35% compared to the prior year period from $2,087,939 to $2,825,521, but decreased as a percentage of net sales from 15% to 12%, reflecting the economies of scale realized from the FHBH and Perry Ellis acquisitions. Royalties increased to $492,821 for the current period compared to $99,032 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $5,236,433, or 21% of net sales for the six-month period ended September 30, 1995, compared to $2,546,721 or 18% of net sales for the comparable period in the prior year. Interest expense increased by 104%, with $935,090 being recorded in the current fiscal year as compared to $457,507 in the same period in the prior year. The increase was attributable to the increase in debt related to the FHBH and Perry Ellis acquisitions. Exchange losses were $95,240 in the current year as compared to $47,718 in the same period in the prior year. Income before taxes for the current fiscal year was $4,206,103 or 17% of net sales, compared to $2,041,496 or 14 % of net sales, in the same period in the prior year.

During the fiscal year ended March 31, 1995, the Company utilized all remaining operating loss carryforwards. Accordingly, the tax provision for the six months ended September 30, 1995 reflects an effective tax rate of approximately 37% compared to 33% in the prior year comparable period. Giving effect to the tax provision, the Company reported net income of $2,649,845 or 11% of net sales for the six months ended September 30, 1995, as compared to $1,363,030 or 10% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources

Working capital increased to $10,481,000 at September 30, 1995 from $4,842,000 at March 31, 1995. The increase was mainly attributable to: ( i ) During the six months ended September 30, 1995, certain warrants and employee stock options totaling 783,925 shares were exercised into common stock, increasing working capital and stockholders' equity by approximately $2,600,000; ( ii ) In August 1995, 50,000 shares of common stock were sold in a private placement increasing working capital and stockholder's equity by $595,000; and, ( iii ) current period net income.

On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2.4 million loan agreement with Revlon. The loan is non-interest bearing, secured by Parlux pledged common stock and is repayable upon closing of the AdM transaction.

In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and is due on February 23, 1996. In connection with the note, the Company issued warrants to purchase 20,000 shares of Parlux common stock at a price of $16.75 per share, which expire on August 21, 1997. Additional warrants would be issued on a pro-rata basis under the same terms and conditions if the Company utilizes the additional $500,000 facility. As of October 31, 1995, the Company had borrowed $693,591 under the agreement.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bears interest at 11% per annum and is due on June 27, 1996. In connection with the note, the Company issued warrants to purchase 30,000 shares of Parlux common stock at a price of $13.875 per share, which expire on June 27, 1997.

In December 1994, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with Finova Capital Corporation, ( formerly Greyhound Financial Corporation ) pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, up to $5,000,000 at an interest rate of 2% in excess of the Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidations without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios.

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,000, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and its subsidiaries, from all outstanding liabilities and guarantees owed to NBK except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility is fully cash collateralized by certain shareholders' deposits. In addition, these shareholders have signed a subordination agreement in connection with the Credit Agreement.

The Company has been provided with a temporary increase in the Credit Agreement to $5.5 million, and is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

Impact of Currency Exchange

The Company's sales and purchases are virtually all in U.S. dollars or French francs. Since approximately 20% of the Company's sales are currently manufactured in France, a strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

The Company monitors exchange rates on a daily basis and regularly seeks to evaluate long-term expectations for the French franc in order to minimize its exchange rate risk. To date, the Company has not elected to engage in currency hedging transactions, but may pursue this alternative.

The Company is in the process of centralizing manufacturing in the United States which will minimize the currency exchange impact on intercompany transactions for the future.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There are no legal proceedings of any significance.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


( a )    Exhibit No.              Description
         -----------              -----------
         10.38                    Transition and termination agreement dated as of
                                  August 31, 1995 between the Company and Francesco
                                  Smalto International.

         27                       Financial Data Schedule (for SEC use only).


( b )    There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



ASSETS
--------------------------------------------                                               September 30,        March 31,
                                                                                               1995               1995
                                                                                           --------------     -------------
CURRENT ASSETS:                                                                             (Unaudited)
  Cash and cash equivalents                                                                 $   118,708       $   575,700
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $1,788,000 and $2,055,000
   at September 30, 1995 and March 31, 1995, respectively                                     6,074,212         4,888,250
  Due from affiliates                                                                         6,187,372         4,893,710
  Inventories                                                                                23,267,158        16,963,006
  Prepaid expenses and other current assets                                                   6,154,363         4,908,321
                                                                                            -----------       -----------

    TOTAL CURRENT ASSETS                                                                     41,801,813        32,228,987
Equipment and leasehold improvements, net                                                     1,871,800         2,043,758
Trademarks, licenses and goodwill, net                                                       11,288,318        11,380,201
Other                                                                                           146,515            97,107
                                                                                            -----------       -----------

    TOTAL ASSETS                                                                            $55,108,446       $45,750,053
                                                                                            ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                                                     $14,643,145       $13,785,878
  Accounts payable                                                                           11,806,554         7,337,910
  Accrued expenses                                                                            4,756,640         3,811,850
  Advances from customers                                                                       114,562         2,451,059
                                                                                            -----------       -----------

    TOTAL CURRENT LIABILITIES                                                                31,320,901        27,386,697
Long-term borrowings                                                                          4,898,484         5,280,689
                                                                                            -----------       -----------

    TOTAL LIABILITIES                                                                        36,219,385        32,667,386
                                                                                            -----------       -----------

COMMITMENTS                                                                                        -                 -
                                                                                            -----------       -----------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                                            -                 -
  Common stock, $0.01 par value, 20,000,000
   shares authorized, 4,324,139 and 3,490,214
   shares issued at September 30, 1995 and March 31, 1995, respectively                          43,241            34,902
  Additional paid-in capital                                                                 14,744,336        11,563,537
  Retained earnings                                                                           3,921,792         1,271,947
  Cumulative translation adjustment                                                             313,164           345,753
                                                                                            -----------       -----------
                                                                                             19,022,533        13,216,139
  Less - 19,500 shares of common stock in treasury, at cost                                    (133,472)         (133,472)
                                                                                            -----------       -----------

    TOTAL STOCKHOLDERS' EQUITY                                                               18,889,061        13,082,667
                                                                                            -----------       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $55,108,446       $45,750,053
                                                                                            ===========       ===========

                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                 Three months ended September 30,    Six months ended September 30,
                                                 --------------------------------    ------------------------------
                                                      1995               1994            1995               1994
                                                 ---------------    --------------   -------------     -------------
                                                   (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)
Net sales:
   Unaffiliated customers                          $ 7,421,402       $ 4,136,388      $16,711,841       $ 8,351,988
   Affiliates                                        6,503,812         3,472,420        7,422,142         5,749,345
                                                   -----------       -----------      -----------       -----------

                                                    13,925,214         7,608,808       24,133,983        14,101,333

Cost of goods sold                                   5,430,450         3,171,943        8,563,566         5,672,569
                                                   -----------       -----------      -----------       -----------

Gross margin                                         8,494,764         4,436,865       15,570,417         8,428,764
                                                   -----------       -----------      -----------       -----------

Operating expenses:
  Advertising and promotional                        2,689,702           827,280        5,062,735         2,122,860
  Selling and distribution                           1,109,379           987,410        1,952,907         1,572,212
  General and administrative                         1,464,444         1,090,999        2,825,521         2,087,939
  Royalties                                            237,718            59,263          492,821            99,032
                                                   -----------       -----------      -----------       -----------

  Total operating expenses                           5,501,243         2,964,952       10,333,984         5,882,043
                                                   -----------       -----------      -----------       -----------

Operating income                                     2,993,521         1,471,913        5,236,433         2,546,721

Interest expense and bank charges                      453,877           276,597          935,090           457,507
Exchange losses                                        148,731            92,251           95,240            47,718
                                                   -----------       -----------      -----------       -----------

Income before income taxes                           2,390,913         1,103,065        4,206,103         2,041,496

Income taxes                                           883,034           363,136        1,556,258           678,466
                                                   -----------       -----------      -----------       -----------

Net income                                         $ 1,507,879       $   739,929      $ 2,649,845       $ 1,363,030
                                                   ===========       ===========      ===========       ===========


Earnings per share:

     Primary                                       $      0.30       $      0.17      $      0.56       $      0.34
                                                   ===========       ===========      ===========       ===========

     Fully diluted                                 $      0.30       $      0.17      $      0.55       $      0.34
                                                   ===========       ===========      ===========       ===========

Weighted average shares                              5,065,446         4,530,410        4,756,960         4,322,500
                                                   ===========       ===========      ===========       ===========




               See notes to consolidated financial statements.

                   PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                  COMMON STOCK                                  RETAINED
                                                            ---------------------------      ADDITIONAL         EARNINGS
                                                              NUMBER           PAR            PAID-IN         (ACCUMULATED
                                                              ISSUED          VALUE           CAPITAL           DEFICIT)
                                                            ----------     -------------    ------------      --------------
BALANCE at April 1, 1993                                    2,812,642          $28,127       $ 8,712,669       ($4,321,470)
  Net income                                                     -                -                 -            1,362,206
  Issuance of common stock upon exercise of:
    Employee stock options                                     36,547              365           111,445            -
    Warrants                                                   12,000              120            44,880            -
  Foreign currency translation adjustment                        -                -                 -               -
                                                            ---------          -------       -----------       -----------

BALANCE at March 31, 1994                                   2,861,189           28,612         8,868,994        (2,959,264)

  Net income                                                     -                -                 -            4,231,211
  Issuance of common stock in connection with:
    Exercise of employee stock options                         19,025              190            61,020            -
    Sale of stock in private placement                        110,000            1,100           493,900            -
    Acquisition of assets                                     500,000            5,000         2,195,000            -
  Costs in connection with the
    registration of common stock,
    options and warrants                                         -                -              (55,377)           -
  Foreign currency translation adjustment                        -                -                -                -
  Purchase of 19,500 shares of treasury stock, at cost           -                -                -                -
                                                            ---------          -------       -----------       -----------

BALANCE at March 31, 1995                                   3,490,214           34,902        11,563,537         1,271,947

  Net income                                                     -                -                -             2,649,845
  Issuance of common stock upon exercise of:
    Employee stock options                                      9,925               99            28,454            -
    Warrants                                                  774,000            7,740         2,557,845            -
  Sale of stock in private placement                           50,000              500           594,500            -
  Foreign currency translation adjustment                        -                -               -                 -
                                                            ---------          -------       -----------       -----------

BALANCE at September 30, 1995 (Unaudited)                   4,324,139          $43,241       $14,744,336       $ 3,921,792
                                                            =========          =======       ===========       ===========


                                                            CUMULATIVE
                                                           TRANSLATION     TREASURY
                                                            ADJUSTMENT      STOCK                  TOTAL
                                                            ----------     --------               ------

BALANCE at April 1, 1993                                      $169,243     $    -              $ 4,588,569
  Net income                                                      -             -                1,362,206
  Issuance of common stock upon exercise of:
    Employee stock options                                        -             -                  111,810
    Warrants                                                      -             -                   45,000
  Foreign currency translation adjustment                      (39,985)         -                  (39,985)
                                                              --------     ----------          -----------

BALANCE at March 31, 1994                                      129,258          -                6,067,600

  Net income                                                      -             -                4,231,211
  Issuance of common stock in connection with:
    Exercise of employee stock options                            -             -                   61,210
    Sale of stock in private placement                            -             -                  495,000
    Acquisition of assets                                         -             -                2,200,000
  Costs in connection with the
    registration of common stock,
    options and warrants                                          -             -                  (55,377)
  Foreign currency translation adjustment                      216,495          -                  216,495
  Purchase of 19,500 shares of treasury stock, at cost            -          (133,472)            (133,472)
                                                              --------     ----------          -----------

BALANCE at March 31, 1995                                      345,753       (133,472)          13,082,667

  Net income                                                      -             -                2,649,845
  Issuance of common stock upon exercise of:
    Employee stock options                                        -             -                   28,553
    Warrants                                                      -             -                2,565,585
  Sale of stock in private placement                              -             -                  595,000
  Foreign currency translation adjustment                      (32,589)         -                  (32,589)
                                                              --------     ----------          -----------

BALANCE at September 30, 1995 (Unaudited)                     $313,164      ($133,472)         $18,889,061
                                                              ========      =========          ===========


               See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Six months ended September 30,
                                                                                    ------------------------------
                                                                                             (Unaudited)
                                                                                         1995            1994
                                                                                     ------------    -------------
Cash flows from operating activities:
Net income                                                                            $2,649,845      $1,363,030
                                                                                      ----------      ----------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                            691,474         287,928
Provision for losses on accounts receivable                                             (367,866)       (153,148)
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in receivables - customers                                       (918,091)      1,216,871
   (Increase) decrease in receivables - affiliates                                    (1,293,662)        352,501
   (Increase) decrease in inventories                                                 (6,304,152)        279,740
   (Increase) decrease in prepaid expenses and other current assets                   (1,246,042)        698,332
   Increase in other non-current assets                                                  (49,408)         (2,840)
   Increase (decrease) in accounts payable                                             4,468,644      (1,632,723)
   Increase in accrued expenses                                                        1,123,540         817,598
   (Decrease) increase in advances from customers                                     (2,336,497)        335,652
                                                                                      ----------      ----------

            Total adjustments                                                         (6,232,060)      2,199,911
                                                                                      ----------      ----------

                 Net cash (used by) provided by operating activities                  (3,582,215)      3,562,941
                                                                                      ----------      ----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                       (301,291)        (37,886)
Purchases of trademarks                                                                  (37,520)        (32,791)
Cash paid in acquisition of Fred Hayman Beverly Hills                                      -          (2,000,000)
                                                                                      ----------      ----------

                 Net cash used in investing activities                                  (338,811)     (2,070,677)
                                                                                      ----------      ----------

Cash flows from financing activities:
Proceeds (payments) - overdraft facilities                                                23,481        (191,145)
Proceeds - receivable financing facilities                                                95,969         150,801
Proceeds - notes payable                                                               3,374,722         266,048
Proceeds - note payable to Finova Capital Corp.                                          810,254           -
Payments - note payable to National Bank of Kuwait                                      (200,000)          -
Proceeds - note payable Eagle Bank                                                       165,000           -
Payments - note payable to Sanofi Beaute, Inc.                                        (3,421,628)          -
Payments - note payable to Fred Hayman Beverly Hills                                     (12,445)     (2,273,632)
Proceeds from issuance of common stock                                                 2,660,390         527,820
                                                                                      ----------      ----------

                 Net cash provided by (used in) financing activities                   3,495,743      (1,520,108)
                                                                                      ----------      ----------

Effect of exchange rate changes on cash                                                  (31,709)         59,472
                                                                                      ----------      ----------

Net (decrease) increase in cash and cash equivalents                                    (456,992)         31,628
Cash and cash equivalents, beginning of year                                             575,700          38,692
                                                                                      ----------      ----------

Cash and cash equivalents, end of period                                              $  118,708      $   70,320
                                                                                      ==========      ==========



               See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of September 30, 1995, the Consolidated Statements of Income for the three-month and six-month periods ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1995 and 1994, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at September 30, 1995 and the results of their operations and their cash flows for the three-month and six month periods ended September 30, 1995 and 1994.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995 Form 10-K as filed with the Securities and Exchange Commission on June 28, 1995.

Certain reclassifications were made to the September 30, 1994 financial statements to conform with the presentation of the September 30, 1995 financial statements.

B.       INVENTORIES

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                                             September 30, 1995        March 31, 1995
                                                             ------------------        --------------
Raw Material, Packaging and Components                           $17,875,060           $10,380,904
Finished Products                                                  5,392,098             6,582,102
                                                                 -----------           -----------
                                                                 $23,267,158           $16,963,006
                                                                 ===========           ===========

C.       ACQUISITIONS

On September 21, 1995, the Company entered into an agreement with Revlon Holdings, Inc., ( Revlon ) to acquire the assets and operations of Alexandra de Markoff ( AdM ), a prestige cosmetic line currently operated by Revlon, for a combination of cash and Parlux common stock. AdM's annual sales for the period ending December 31, 1995 are estimated at approximately $12 million. The agreement is expected to be consummated on or about December 27, 1995.

In December 1994, the Company consummated the acquisition of the license for the worldwide manufacturing and distribution rights and for the use of the trademarks associated with the Perry Ellis International, Inc. ( Perry Ellis ) line of fragrances and beauty products pursuant to an Asset Purchase Agreement entered into in October 1994 between the Company and Sanofi Beaute, Inc., the prior holder of the Perry Ellis fragrances license. In addition to the acquisition of the license, which is renewable every two years if the Company meets certain average sales levels, Parlux acquired from Sanofi: a) the assets, licensed rights, claims and contracts relating to the brands Perry Ellis for Men and 360(degree) Perry Ellis(R) (the Brands ); b) certain inventories relating to the Brands; c) certain fixed assets relating to the Brands; and d) the licensed rights in certain trademarks relating to the Brands. At closing, Parlux provided as consideration $7,500,000 in cash and $6,535,660 in the form of a one-year promissory note, bearing interest at 7% and secured by the assets acquired under the Purchase Agreement.

The estimated fair value of the assets acquired is summarized as follows:

License and Trademarks                                   $ 7,500,000
Inventories                                                4,528,925
Promotional supplies                                       1,073,135
Molds and other fixed assets                                 933,600
                                                         -----------
Total fair value of assets acquired                      $14,035,660
                                                         ===========

On June 15, 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. ( FHBH ) pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division, including inventory, accounts receivable ( excluding those backed by non-cancelable letters of credit issued prior to June 2, 1994 ), molds, and assignable contracts. In addition, FHBH granted Parlux an exclusive 55-year, royalty free license to use FHBH's United States Class 3 trademarks for "Fred Hayman", "273", "Touch", "With Love", and "Fred Hayman Personal Selections" and the corresponding international registrations.

In consideration for the purchased assets, the Company provided the following to the seller: ( i ) payment of $2,000,000 in cash; ( ii ) issuance of 500,000 shares of the Company's common stock; ( iii ) delivery of a short-term non-interest bearing note in the amount of $2,544,942; and ( iv ) delivery of a 10-year, 7.25% note in the amount of $5,950,774. In addition, the Company granted FHBH an option to purchase 100,000 shares of the Company's common stock, for a ten-year period, at an exercise price of $4.50 per share. The acquisition was accounted for as a purchase by the Company. The cost of the net assets acquired is summarized as follows:

 Accounts receivable, net                               $ 2,252,796
 Inventories                                              6,461,236
 Prepaid promotional supplies and expense                 1,407,897
 Molds                                                      477,894
 Goodwill                                                 2,655,719
                                                        -----------
                                                         13,255,542
 Accounts payable and accrued expenses                     (559,827)
                                                        -----------
 Net assets acquired                                    $12,695,715
                                                        ===========

Goodwill, licenses and trademarks recorded in connection with both acquisitions are being amortized over 25 years.

D.       BORROWINGS - BANKS AND OTHERS

 The composition of debt is as follows:

                                                          September 30, 1995               March 31, 1995
                                                          ------------------               --------------
 Note payable to Sanofi Beaute, Inc.,
 secured by the acquired inventory and
 license agreement with Perry Ellis
 International, Inc., interest at 7%,
 payable in equal monthly installments of                       $2,166,697                   $5,588,325
 $565,509 through December 31, 1995

 Note payable to FHBH, secured by the
 acquired licensed trademarks, interest at
 7.25%, payable in equal monthly
 installments of $69,863 through June 2004                       5,363,244                    5,725,689

 Revolving credit facility payable to Finova
 Capital Corporation, interest at Citibank
 N.A. prime (9% at September 30, 1995) plus
 2%, payable on December 27, 1997                                5,099,570                    4,289,316

 Note payable to Revlon Holdings, Inc.,
 secured by Parlux pledged common stock,
 non-interest bearing, due upon closing of                       2,400,000                           --
 the AdM acquisition

 Note payable to Distribudora de Perfumes
 Senderos, Ltda., unsecured, interest at
 12%, due February 23, 1996                                        693,591                           --

 Loan payable to NBK, interest at the bank's
 prime rate plus 1.5%, secured by
 shareholders' deposits, payable in varying
 installments through November 30, 1995                            360,000                      560,000

 Unsecured $500,000 line of credit payable
 to Eagle National Bank, interest at the
 bank's prime rate plus 2%, due August 1,                          246,014                       81,014
 1996

 Overdraft facilities, interest from 9.45%
 to 10.95%, payable on demand (1)                                  524,399                      500,918

 Receivable financing facilities, interest
 at 9.20% to 10.45%, payable on demand (1)                       1,438,114                    1,342,145

 Note payable to stockholder, interest at
 10%, payable on demand (l)                                        550,000                      560,291

 Related party notes payable, interest at
 11%, due December 27, 1995 and June 28,                           700,000                      400,000
 1996

 Other notes payable                                                18,869                       18,869
                                                               -----------                  -----------
                                                                18,304,446                   19,066,567
 Less: long-term borrowings                                      4,898,484                   (5,280,689)
                                                               -----------                  -----------
 Short-term borrowings                                         $14,643,145                  $13,785,878
                                                               ===========                  ===========

 (l) Denominated in French francs

In December 1994, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with Finova Capital Corporation ( Finova ), ( formerly Greyhound Financial Corporation ) pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, as defined in the Credit Agreement, on a revolving basis for a three-year period, up to $5,000,000, at an interest rate of 2% in excess of Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidation without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios.

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,015, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and all of its subsidiaries, from all outstanding liabilities and guarantees owed to NBK, except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility is fully cash collateralized by certain shareholders' deposits. In addition, the shareholders have signed a subordination agreement in connection with the Credit Agreement.

The Company has overdraft and trade financing facilities aggregating 10,600,000 French francs ( approximately $2,160,000 as of September 30, 1995 ). These credit facilities are renewed annually.

On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2.4 million loan agreement with Revlon. The loan is non-interest bearing, secured by Parlux pledged common stock and is repayable upon closing of the AdM transaction.

In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and is due on February 23, 1996. As of October 31, 1995, the Company had borrowed $693,591 under the agreement.

In June 1995, the Company borrowed $300,000 from an individual related to the Company's Chairman of the Board. The unsecured note bears interest at 11% per annum, and is due on June 28, 1996.

The Company has been provided with a temporary increase in the Credit Agreement to $5.5 million, and is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

E.       TRANSACTIONS WITH AFFILIATES

Sales to Perfumania, Inc., a public company affiliated with the Company's Chairman of the Board, amounted to $7,422,142 or 31% of net sales for the six-month period ended September 30, 1995, as compared to $5,749,345 or 41% of net sales in the same period for the prior fiscal year.

Amounts due from Perfumania amounted to $6,187,372 and $4,893,710 at September 30, 1995 and March 31, 1995, respectively.

F.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock outstanding of 5,065,446 and 4,756,960 for the three-month and six-month periods ended September 30, 1995, respectively ( 4,530,410 and 4,322,500, respectively, for 1994 ). The modified treasury stock method was used to determine the dilutive effect of the options and warrants, since the number of shares of common stock issuable upon their exercise exceeds 20% of the outstanding common shares.

G.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:


                                                 Six-months ended September 30,
                                                 ------------------------------
                                                  1995                 1994
                                                  ----                 ----
                 Cash paid for:
                 Interest                        $902,204           $384,376
                 Income taxes                    $377,643           $ 43,013

In addition to the FHBH and Perry Ellis acquisitions discussed in Note C, which were partially funded through the issuance of common stock and notes, the Company used barter credits totaling $376,000 ( $701,000 in 1994 ) in payment of advertising expenses.

Additionally, during 1995, notes payable and accrued interest in the amount of $350,000 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

H.       INCOME TAXES

As of March 31, 1995 , the Company had utilized its remaining U.S. net operating loss carryovers. Accordingly, the tax provision for the period ended September 30, 1995 reflects an effective tax rate of approximately 37%.

The provision for income taxes for the period ended September 30, 1994 was calculated based upon the estimated income tax rate for the full fiscal year ended March 31, 1995, including the utilization of the U.S. net operating loss carryovers on a pro-rata basis.

I.       LICENSE AND DISTRIBUTION AGREEMENTS

PERRY ELLIS:     As discussed in Note C, the Company acquired the Perry Ellis license from Sanofi Beaute. The Perry Ellis license is entering its eleventh year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met by the previous licensee, and the Company believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

VICKY TIEL:      In September 1992, the Company entered into an exclusive
worldwide license agreement with VICKY TIEL S.A. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the VICKY TIEL trademark for an initial five-year period, renewable for a subsequent five-year period upon achieving specified sales or minimum royalty levels. Under this agreement, the Company is obligated to pay royalties calculated as a percentage of net sales, which decline as net sales volume increases. The Company is also obligated to spend certain minimum amounts for advertising based upon the annual net sales of the products.

TODD OLDHAM:     In December 1992, the Company entered into an exclusive
worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial period of three-years, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The Company launched a TODD OLDHAM women's fragrance line in March 1995.

PHANTOM OF THE OPERA:     In April 1993, the Company entered into an exclusive
worldwide agreement with Creative Fragrances, Inc., for the worldwide distribution rights to PHANTOM OF THE OPERA covering men's and women's fragrances and beauty related products. The agreement expires in April 1998. Royalties are payable at 7% of net sales, and there are no minimum royalty requirements, nor are there minimum requirements for sales or advertising.

FRANCESCO SMALTO:     In May 1995, the Company terminated its license agreement
with FRANCESCO SMALTO INTERNATIONAL ( SMALTO )for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales. Sales of Francesco Smalto products represented approximately 8% of total Company net sales for the year ended March 31, 1995.

J.       SUBSEQUENT EVENTS

On November 1, 1995, the Company entered into a non-binding letter of intent to purchase all of the assets, and assume certain liabilities, of Richard Barrie Fragrances, Inc.( RBF ) for a combination of cash and Parlux common stock. The Company has commenced due diligence. A definitive agreement would be subject to approval by the boards of both companies, and shareholders and convertible note holders of RBF. The Company anticipates that, if the agreement is consummated, closing would take place prior to March 31, 1996.

On October 26, 1995, the Company announced a two-for-one stock split in the form of a dividend to shareholders of record as of November 3, 1995. Date of distribution will be November 10, 1995.





                              * * * * * * * * * *

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach
---------------

Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli
------------------------

Frank A. Buttacavoli, Vice President, Chief Financial Officer and Director



Date:    November 10, 1995