Form 10-Q
period 1995-12-31
PARLUX FRAGRANCES INC
filed 1996-02-14
CIK 802356

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                       -------------------------------
                                  FORM 10-Q
( Mark One )
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                              December 31, 1995
                                                             -----------------
                                       Or
                                         ------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number:   0-15491
                          -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
          ( Exact name of registrant as specified in its charter )

DELAWARE                                                         22-2562955
--------------------------------------------------------------------------------
( State or other jurisdiction of                              ( IRS employer
 incorporation or organization )                            identification no. )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                          33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                      ( Zip code )

Registrant's telephone number, including area code                  954-316-9008
                                                   -----------------------------

650 S.W. 16th Terrace, Pompano Beach, FL                           33069
--------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report


         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 ( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes      No
                                        ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
         As of February 7, 1996, 9,860,822 shares of the issuer's common stock were outstanding, following a two-for-one stock split on November 10, 1995.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages 9 to 12.

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

RECENT DEVELOPMENTS

On January 31, 1996, the Company entered into an agreement to purchase all of the assets and assume certain liabilities, of Richard Barrie Fragrances, Inc. ( RBF ) for a combination of cash and Parlux common stock. The agreement is subject to the approval of RBF's board of directors, shareholders and convertible note holders. The Company anticipates that, if the agreement is approved, closing would take place prior to May 31, 1996.

On January 11, 1996, the Company entered into a non-binding letter of intent with Parfums Jean Desprez, to purchase, for cash, the world-wide trademarks for the Bal A Versailles fragrance brand (BAV). In addition, the Company would purchase certain inventories and fixed assets relating to the BAV brand. The letter of intent stipulates a closing on or before March 31, 1996.

On December 27, 1995, the Company consummated the acquisition of substantially all of the assets and operations of Alexandra de Markoff (AdM), a prestige cosmetic line, pursuant to an asset purchase agreement entered into on September 21, 1995 between the Company and Revlon Holdings, Inc. (Revlon). See Note C to the accompanying consolidated financial statements for further discussion.

On October 26, 1995, the Company announced a two-for-one stock split in the form of a dividend to shareholders of record as of November 3, 1995. Distribution was effected on November 10, 1995. All comparable share information in this Form 10-Q has been restated to reflect the split.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995 WITH THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1994.

During the quarter ended December 31, 1995, net sales increased 93% to $23,834,025 as compared to $12,355,831 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $9,093,891 compared to $4,366,673 in the prior year, an increase of 108%. Sales of Perry Ellis products were $11,014,181 in the current period, compared to $3,153,625 in the prior year as the acquisition of the Perry Ellis license from Sanofi Beaute was only completed in December 1994. Sales of Fred Hayman Beverly Hills, Inc.
( FHBH ) products were $4,121,229 in the current period, compared with sales of $5,019,174 in the prior year, a reduction of 18%.

Sales to unaffiliated parties increased 86% to $13,470,763 in the current period compared to $7,234,572 in the same period in the prior year. Sales to affiliated parties increased 102% to $10,363,262 in the current quarter compared to $5,121,259 in the same period in the prior fiscal year.

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

Cost of goods sold for the quarter ended December 31, 1995 decreased to 43% of net sales as compared to 46% of net sales in the same period in the prior year. The Company utilized advertising credits amounting to $308,000 in the current quarter ( $255,000 in 1994 ) generating $163,000 of earned income ( $138,000 in 1994 ) which partially offset cost of goods sold during the periods. Without the effects of the Barter Agreement, cost of goods sold would have been 43% for the current quarter compared to 47% for the same quarter in the prior year.
The decrease was mainly attributable to the increased sale of Perry Ellis products to unaffiliated parties, which resulted in higher margins, coupled with the reduction in costs of certain componentry utilized in production.

Operating expenses increased by 82% compared to the prior fiscal year from $4,550,176 to $8,294,114. As a percentage of sales, operating expenses decreased to 35% of net sales in the current fiscal period, as compared to 37% of net sales for the prior fiscal year. Advertising and promotional expenses increased 196% to $4,835,918 compared to $1,633,072 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting mainly from Perry Ellis brand activities. Selling and distribution costs increased by 7% to $1,446,053 in the current fiscal period as compared to $1,350,661 in the same period of the prior fiscal year, but decreased as a percentage of net sales from 11% to 6%. General and administrative expenses increased by 4% compared to the prior year period from $1,361,235 to $1,413,736 but decreased as a percentage of net sales from 11% to 6%, further reflecting the economies of scale realized from the FHBH and Perry Ellis acquisitions. Royalties increased to $598,407 for the current period compared to $205,208 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $5,393,348 or 23% of net sales for the three-month period ended December 31, 1995, compared to $2,084,438 or 17% of net sales for the comparable period in the prior year. Interest expense increased by 76% to $479,150 in the current fiscal year as compared to $272,014 in the same period in the prior year. The increase was mainly attributable to the increase in debt related to the Perry Ellis acquisition. Exchange losses were $22,562 in the current year as compared to gains of $20,344 in the same period in the prior year. Income before taxes for the current fiscal year was $4,891,636 or 21% of net sales, compared to $1,832,768 or 15 % of net sales, in the same period in the prior year.

During the fiscal year ended March 31, 1995, the Company utilized all remaining operating loss carryforwards. Accordingly, the tax provision for the quarter ended December 31, 1995 reflects an effective tax rate of approximately 39% compared to 33% in the prior year comparable period. Giving effect to the tax provision, the Company reported net income of $2,990,754 or 13% of net sales for the current quarter ended December 31, 1995, as compared to $1,227,955 or 10% of net sales for the same quarter in the prior fiscal year.

COMPARISON OF THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1995 WITH THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1994.

During the nine months ended December 31, 1995, net sales increased 81% to $47,968,008 as compared to $26,457,164 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $18,156,678 compared to $11,362,803 in the prior year, an increase of 60%, while sales of Fred Hayman Beverly Hills, Inc. (FHBH) products were $11,443,666 in the current period, compared with sales of $12,248,663 in the prior year, a reduction of 7% Sales of Perry Ellis products were $19,529,263 in the current period, compared to $3,153,625 in the prior year as the acquisition of the Perry Ellis license from Sanofi Beaute was only completed in December 1994.

Sales to unaffiliated parties increased 94% to $30,182,604 in the current period compared to $15,586,560 in the same period in the prior year. Sales to affiliated parties increased 64% to $17,785,404 in the current period compared to $10,870,604 in the same period in the prior fiscal year. As a percentage of total net sales, sales to affiliates were 37% in the current period, compared to 41% in the same period in the prior year.

Cost of goods sold for the nine months ended December 31, 1995 decreased to 39% of net sales as compared to 43% of net sales in the same period in the prior year. The Company utilized advertising credits amounting to $684,000 in the current period ($955,000 in 1994) generating $363,000 of earned income ($516,000 in 1994) which partially offset cost of goods sold during the periods. Without the effects of the Barter

Agreement, cost of goods sold would have been 40% for the current period compared to 45% for the same period in the prior year. The decrease was mainly attributable to the increased sales to unaffiliated parties, which resulted in higher margins, coupled with the reduction in costs of certain componentry utilized in production.

Operating expenses increased by 79% compared to the prior fiscal year from $10,432,219 to $18,628,098, but remained relatively constant at 39% of net sales during both periods. Advertising and promotional expenses increased 164% to $9,898,653 compared to $3,755,932 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the launch of the Todd Oldham fragrance and U.S. department and specialty store business resulting from the FHBH and Perry Ellis brand activities. Selling and distribution costs increased by 16% to $3,398,960 in the current fiscal period as compared to $2,922,873 in the same period of the prior fiscal year, but decreased as a percentage of net sales from 11% to 7%. General and administrative expenses increased by 23% compared to the prior year period from $3,449,174 to $4,239,257, but decreased as a percentage of net sales from 13% to 9%, reflecting the economies of scale realized from the FHBH and Perry Ellis acquisitions. Royalties increased to $1,091,228 for the current period compared to $304,240 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $10,629,781 or 22% of net sales for the nine-month period ended December 31, 1995, compared to $4,631,159 or 18% of net sales for the comparable period in the prior year. Interest expense increased by 94% to $1,414,240 in the current fiscal year as compared to $729,521 in the same period in the prior year. The increase was mainly attributable to the increase in debt related to the FHBH and Perry Ellis acquisitions. Exchange losses were $117,802 in the current year as compared to losses of $27,374 in the same period in the prior year. Income before taxes for the current fiscal year was $9,097,739 or 19% of net sales, compared to $3,874,264 or 15 % of net sales, in the same period in the prior year.

During the fiscal year ended March 31, 1995, the Company utilized all remaining operating loss carryforwards. Accordingly, the tax provision for the nine months ended December 31, 1995 reflects an effective tax rate of approximately 38% compared to 33% in the prior year comparable period. Giving effect to the tax provision, the Company reported net income of $5,640,599 or 12% of net sales for the nine months ended December 31, 1995, as compared to $2,590,985 or 10% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources

Working capital increased to $20,418,687 at December 31, 1995 from $4,842,290 at March 31, 1995. The increase was mainly attributable to ( all references to shares are on a post-split basis): ( i ) During the nine months ended December 31, 1995, certain warrants and employee stock options totaling 1,570,350 shares were exercised into common stock, increasing working capital and stockholders' equity by approximately $2,600,000; ( ii ) During the period August 1995 through December 1995, the Company issued 668,444 shares of common stock in private placements pursuant to Regulation S or Rule 144 at an average price of $6.31 per share, increasing working capital and stockholders' equity by approximately $4,220,000, net of placement costs; ( iii ) In connection with the AdM acquisition, the Company issued 424,000 shares of common stock to Revlon, which increased stockholders' equity by $3,392,000, and, ( iv ) current period net income.

During the period November 2, 1995 through December 28, 1995, the Company issued $3,700,000 of 7% convertible debentures and $7,000,000 of 5% convertible debentures (the Debentures). Of these amounts, $1,700,000 and $5,000,000 of the 7% and 5% Debentures, respectively, require mandatory conversion during periods ranging from February 15, 1996 to April 7, 1996.

On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2,400,000 loan agreement with Revlon. The loan was non-interest bearing, and was repaid upon closing of the AdM transaction.

In August 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and is due on February 23, 1996. In connection with the note, the Company issued warrants to purchase 53,978 shares of Parlux common stock at a price of $8.11 per share, which expire on August 21, 1997. The Company borrowed a total of $674,722 under the agreement.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bears interest at 11% per annum and is due on June 27, 1996. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which expire on June 27, 1997.

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

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,000, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and its subsidiaries, from all outstanding liabilities and guarantees owed to NBK except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility is fully cash collateralized by certain shareholders' deposits. In addition, these shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan has been reduced to $160,000 at December 31, 1995.

The Company is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

Impact of Currency Exchange

The Company's sales and purchases are virtually all in U.S. dollars or French francs. Since approximately 10% of the Company's sales are currently manufactured in France, a strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

There are no legal proceedings of any significance.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

( a )    Exhibit No.              Description
         -----------              -----------

            4.7 7% Convertible Debenture dated November 2, 1995 between the Company and Gershon Partners, L.P.

            4.8 7% Convertible Debenture dated November 2, 1995 between the Company and Granite Global Debt Fund. Ltd.

            4.9 7% Convertible Debenture dated December 5, 1995 between the Company and Master Investments Corporation

            4.10 7% Convertible Debenture dated December 5, 1995 between the Company and Taryak, Inc.

            4.11 7% Convertible Debenture dated December 6, 1995 between the Company and Privatinvest Bank AG

            4.12 7% Convertible Debenture dated December 7, 1995 between the Company and Faisal Finance

            4.13 5% Convertible Debenture dated December 18, 1995 between the Company and Newsun Limited

            4.14 5% Convertible Debenture dated December 18, 1995 between the Company and T.H.C., Inc.

            4.15 5% Convertible Debenture dated December 28, 1995 between the Company and Wood Gundy London, Ltd.

            27                    Financial Data Schedule (for SEC use only)


( b )    Reports on Form 8-K

         On January 9, 1996, the Company filed a Current Report on Form 8-K with respect to the December 27, 1995 acquisition from Revlon Holdings Inc. of the rights to manufacture, sell and distribute Alexandra de Markoff, Inc. cosmetics and fragrances.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



ASSETS                                                                                  December 31,       March 31,
------                                                                                      1995             1995
                                                                                       --------------    -------------
CURRENT ASSETS:                                                                         (Unaudited)
  Cash and cash equivalents                                                              $   352,715      $   575,700
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $3,163,000 and $2,055,000
   at December 31, 1995 and March 31, 1995, respectively                                   8,301,724        4,888,250
  Due from affiliates                                                                      7,365,894        4,893,710
  Inventories                                                                             25,168,602       16,963,006
  Prepaid credit for future inventory purchases                                            3,940,278          -
  Prepaid expenses and other current assets                                                5,783,411        4,908,321
                                                                                         -----------      -----------

    TOTAL CURRENT ASSETS                                                                  50,912,624       32,228,987
Equipment and leasehold improvements, net                                                  1,883,888        2,043,758
Trademarks, licenses and goodwill, net                                                    19,711,906       11,380,201
Other                                                                                        173,858           97,107
                                                                                         -----------      -----------

    TOTAL ASSETS                                                                         $72,682,276      $45,750,053
                                                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                                                  $10,095,721      $13,785,878
  Convertible debenture                                                                    2,000,000          -
  Accounts payable                                                                        11,015,292        7,337,910
  Accrued expenses                                                                         7,382,925        3,811,850
  Advances from customers                                                                    -              2,451,059
                                                                                         -----------      -----------

    TOTAL CURRENT LIABILITIES                                                             30,493,938       27,386,697
Long-term borrowings                                                                       4,814,864        5,280,689
Convertible debentures                                                                     2,000,000          -
Mandatory convertible debentures                                                           6,700,000          -
                                                                                         -----------      -----------

    TOTAL LIABILITIES                                                                     44,008,802       32,667,386
                                                                                         -----------      -----------

COMMITMENTS                                                                                  -                -
                                                                                         -----------      -----------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                                      -                -
  Common stock, $0.01 par value, 20,000,000
   shares authorized, 9,643,222 and 6,980,428
   shares issued at December 31, 1995  and March 31, 1995, respectively                       96,432           34,902
  Additional paid-in capital                                                              21,580,626       11,563,537
  Retained earnings                                                                        6,868,557        1,271,947
  Cumulative translation adjustment                                                          261,331          345,753
                                                                                         -----------      -----------
                                                                                          28,806,946       13,216,139
  Less - 39,000 shares of common stock in treasury, at cost                                 (133,472)        (133,472)
                                                                                         -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                                            28,673,474       13,082,667
                                                                                         -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $72,682,276      $45,750,053
                                                                                         ===========      ===========


                See notes to consolidated financial statements.

                   PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME



                                         Three months ended December 31,  Nine months ended December 31,
                                         -------------------------------  ------------------------------
                                             1995             1994            1995           1994
                                         -------------    ------------     -----------    -----------
                                          (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
Net sales:
   Unaffiliated customers                  $13,470,763     $ 7,234,572      $30,182,604    $15,586,560
   Affiliates                               10,363,262       5,121,259       17,785,404     10,870,604
                                           -----------     -----------      -----------    -----------

                                            23,834,025      12,355,831       47,968,008     26,457,164

Cost of goods sold                          10,146,563       5,721,217       18,710,129     11,393,786
                                           -----------     -----------      -----------    -----------

Gross margin                                13,687,462       6,634,614       29,257,879     15,063,378
                                           -----------     -----------      -----------    -----------

Operating expenses:
  Advertising and promotional                4,835,918       1,633,072        9,898,653      3,755,932
  Selling and distribution                   1,446,053       1,350,661        3,398,960      2,922,873
  General and administrative                 1,413,736       1,361,235        4,239,257      3,449,174
  Royalties                                    598,407         205,208        1,091,228        304,240
                                           -----------     -----------      -----------    -----------

  Total operating expenses                   8,294,114       4,550,176       18,628,098     10,432,219
                                           -----------     -----------      -----------    -----------

Operating income                             5,393,348       2,084,438       10,629,781      4,631,159

Interest expense and bank charges              479,150         272,014        1,414,240        729,521
Exchange losses (gains)                         22,562         (20,344)         117,802         27,374
                                           -----------     -----------      -----------    -----------

Income before income taxes                   4,891,636       1,832,768        9,097,739      3,874,264

Income taxes                                 1,900,882         604,813        3,457,140      1,283,279
                                           -----------     -----------      -----------    -----------

Net income                                 $ 2,990,754     $ 1,227,955      $ 5,640,599    $ 2,590,985
                                           ===========     ===========      ===========    ===========


Earnings per share:

     Primary                               $      0.29     $      0.14      $      0.57    $      0.32
                                           ===========     ===========      ===========    ===========

     Fully diluted                         $      0.29     $      0.14      $      0.57    $      0.32
                                           ===========     ===========      ===========    ===========


Weighted average shares                     10,424,224       9,045,078        9,890,997      8,766,030
                                           ===========     ===========      ===========    ===========



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                 COMMON STOCK                            RETAINED
                                                          ------------------------      ADDITIONAL       EARNINGS      CUMULATIVE
                                                            NUMBER           PAR         PAID-IN       (ACCUMULATED   TRANSLATION
                                                            ISSUED          VALUE        CAPITAL         DEFICIT)      ADJUSTMENT
                                                          ----------       -------     -----------     ------------    ----------
BALANCE at April 1, 1993                                   2,812,642       $28,127     $ 8,712,669     ($4,321,470)     $169,243

  Net income                                                    -             -              -           1,362,206          -
  Issuance of common stock upon exercise of:
   Employee stock options                                     36,547           365         111,445           -              -
   Warrants                                                   12,000           120          44,880           -              -
  Foreign currency translation adjustment                       -             -              -               -           (39,985)
                                                           ---------       -------     -----------     -----------      --------

BALANCE at March 31, 1994                                  2,861,189        28,612       8,868,994      (2,959,264)      129,258

  Net income                                                    -             -              -           4,231,211        -
  Issuance of common stock in connection with:
   Exercise of employee stock options                         19,025           190          61,020         -              -
   Sale of stock in private placement                        110,000         1,100         493,900         -              -
   Acquisition of assets                                     500,000         5,000       2,195,000         -              -
  Costs in connection with the
    registration of common stock,
    options and warrants                                      -             -              (55,377)        -              -
  Foreign currency translation adjustment                     -             -              -               -             216,495
  Purchase of 19,500 shares of treasury stock, at cost        -             -              -               -              -
                                                           ---------       -------     -----------     -----------      --------

BALANCE at March 31, 1995                                  3,490,214        34,902      11,563,537       1,271,947       345,753

  Net income                                                    -             -              -           5,640,599          -
  Issuance of common stock upon exercise of:
    Employee stock options                                    11,175           111          33,910           -              -
    Warrants                                                 774,000         7,740       2,557,845           -              -
  Sale of stock in private placement                         544,914         5,450       4,214,098           -              -
  Acquisition of assets                                      424,000         4,240       3,387,760           -              -
  Adjustment for stock split                               4,398,919        43,989           -             (43,989)         -
  Costs in connection with the issuance and
   registration of common stock,
   options and warrants                                         -             -           (176,524)          -              -
  Foreign currency translation adjustment                       -             -              -               -           (84,422)
                                                           ---------       -------     -----------     -----------      --------

BALANCE at December 31, 1995 (Unaudited)                   9,643,222       $96,432     $21,580,626     $ 6,868,557      $261,331
                                                           =========       =======     ===========     ===========      ========



                                                           TREASURY
                                                            STOCK           TOTAL
                                                         ------------    ------------
BALANCE at April 1, 1993                                   $   -         $ 4,588,569

  Net income                                                  -            1,362,206
  Issuance of common stock upon exercise of:
   Employee stock options                                     -              111,810
   Warrants                                                   -               45,000
  Foreign currency translation adjustment                     -              (39,985)
                                                           ---------     -----------

BALANCE at March 31, 1994                                     -            6,067,600

  Net income                                                  -            4,231,211
  Issuance of common stock in connection with:
   Exercise of employee stock options                         -               61,210
   Sale of stock in private placement                         -              495,000
   Acquisition of assets                                      -            2,200,000
  Costs in connection with the
   registration of common stock,
   options and warrants                                       -              (55,377)
  Foreign currency translation adjustment                     -              216,495
  Purchase of 19,500 shares of treasury stock, at cost      (133,472)       (133,472)
                                                           ---------     -----------

BALANCE at March 31, 1995                                   (133,472)     13,082,667

  Net income                                                    -          5,640,599
  Issuance of common stock upon exercise of:
    Employee stock options                                      -             34,021
    Warrants                                                    -          2,565,585
  Sale of stock in private placement                            -          4,219,548
  Acquisition of assets                                         -          3,392,000
  Adjustment for stock split                                    -              -
  Costs in connection with the issuance and
   registration of common stock,
   options and warrants                                         -           (176,524)
  Foreign currency translation adjustment                       -            (84,422)
                                                           ---------     -----------

BALANCE at December 31, 1995 (Unaudited)                   ($133,472)    $28,673,474
                                                           =========     ===========

               See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Nine months ended December 31,
                                                                                                      ------------------------------
                                                                                                              (Unaudited)
                                                                                                           1995           1994
                                                                                                       -----------    ------------
Cash flows from operating activities:
Net income                                                                                              $5,640,599     $2,590,985
                                                                                                        ----------     ----------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                                            1,009,063        439,946
Provision for losses on accounts receivable                                                                512,132        181,995
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in receivables - customers                                                       (4,521,606)     4,600,013
   (Increase) decrease in receivables - affiliates                                                      (2,472,184)     1,531,882
   (Increase) decrease in inventories                                                                   (8,232,664)     1,795,235
   (Increase) decrease in prepaid expenses and other current assets                                       (643,590)     1,174,330
   Increase in other non-current assets                                                                    (76,751)      (238,058)
   Increase (decrease) in accounts payable                                                               3,677,381     (1,643,133)
   Increase in accrued expenses                                                                          3,749,825        817,598
   (Decrease) increase in advances from customers                                                       (2,451,059)       335,652
                                                                                                        ----------     ----------

            Total adjustments                                                                           (9,449,453)     8,995,460
                                                                                                        ----------     ----------

                 Net cash (used by) provided by operating activities                                    (3,808,854)    11,586,445
                                                                                                        ----------     ----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                                         (508,778)      (166,686)
Purchases of trademarks                                                                                    (71,811)       (10,179)
Cash paid in acquisition of:
  Fred Hayman Beverly Hills                                                                                 -          (2,000,000)
  Perry Ellis                                                                                               -          (7,500,000)
  Alexandra de Markoff                                                                                  (8,608,000)       -
Purchases of treasury stock                                                                                 -             (26,742)
                                                                                                        ----------     ----------

                 Net cash used in investing activities                                                  (9,188,589)    (9,703,607)
                                                                                                        ----------     ----------

Cash flows from financing activities:
Proceeds  - overdraft facilities                                                                           117,193        120,501
Proceeds (payments) - receivable financing facilities                                                       42,511       (276,971)
Proceeds - notes payable related parties                                                                   300,000        -
Proceeds - note payable Dist. de Perfumes Sendero                                                          674,722        -
Proceeds - note payable to Finova Capital Corp.                                                            504,988      3,063,076
Payments - note payable to National Bank of Kuwait                                                        (400,000)    (2,040,000)
Proceeds - note payable to Eagle Bank                                                                      195,378         65,000
Payments - note payable to Sanofi Beaute, Inc.                                                          (5,055,543)       -
Payments - note payable to Fred Hayman Beverly Hills                                                       (87,591)    (2,780,027)
Proceeds - 7% debentures, net                                                                            3,666,000        -
Proceeds - 5% debentures, net                                                                            6,802,500        -
Proceeds from issuance of common stock, net                                                              6,113,881        556,210
                                                                                                        ----------     ----------

                 Net cash  provided by (used in) financing activities                                   12,874,039     (1,292,211)
                                                                                                        ----------     ----------


Effect of exchange rate changes on cash                                                                    (99,581)        66,119
                                                                                                        ----------     ----------

Net (decrease) increase in cash and cash equivalents                                                      (222,985)       656,746
Cash and cash equivalents, beginning of year                                                               575,700         38,692
                                                                                                        ----------     ----------

Cash and cash equivalents, end of period                                                                $  352,715     $  695,438
                                                                                                        ==========     ==========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of December 31, 1995, the Consolidated Statements of Income for the three-month and nine-month periods ended December 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1995 and 1994, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the three-month and nine-month periods ended December 31, 1995 and 1994.

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

Certain reclassifications were made to the December 31, 1994 financial statements to conform with the presentation of the December 31, 1995 financial statements. All comparable share information has been restated to reflect the two-for-one stock split consummated in November 1995.

B.       INVENTORIES

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                                               December 31, 1995     March 31, 1995
                                                               -----------------     --------------
Raw Material, Packaging and Components                            $19,638,018          $10,380,904
Finished Products                                                   5,530,584            6,582,102
                                                                  -----------          -----------
                                                                  $25,168,602          $16,963,006
                                                                  ===========          ===========

C.       ACQUISITIONS

On September 21, 1995, the Company entered into an asset purchase agreement with Revlon Holdings, Inc., ( Revlon ) to acquire the assets and operations of Alexandra de Markoff ( AdM ), a prestige cosmetic line formerly operated by Revlon, for a combination of cash and Parlux common stock. The agreement was consummated on December 27, 1995.

Parlux acquired from Revlon: a) certain inventories relating to AdM; b) certain fixed assets relating to AdM; and c) the rights in certain trademarks relating to AdM.

Parlux provided as consideration, $8,608,000 in cash and 424,000 shares of common stock valued at $3,392,000.

The estimated fair value of the assets acquired is summarized as follows:

Goodwill, licenses and trademarks                           $   8,400,000
Prepaid credit for future inventory purchases                   4,000,000
Reserve for sales returns                                    (    400,000)
                                                            -------------
Total fair value of net assets acquired                     $  12,000,000
                                                            =============

The Company is awaiting a complete listing of purchased fixed assets relating to the AdM brand. Upon final valuation, the Company will reduce the amount allocated to goodwill, licenses and trademarks and transfer such amount to fixed assets.

In December 1994, the Company consummated the acquisition of the license for the worldwide manufacturing and distribution rights and for the use of the trademarks associated with the Perry Ellis International, Inc. ( Perry Ellis ) line of fragrances and beauty products pursuant to an Asset Purchase Agreement entered into in October 1994 between the Company and Sanofi Beaute, Inc., the prior holder of the Perry Ellis fragrances license. In addition to the acquisition of the license, which is renewable every two years if the Company meets certain average sales levels, Parlux acquired from Sanofi: a) the assets, licensed rights, claims and contracts relating to the brands Perry Ellis for Men and 360(degree) Perry Ellis(R) ( the Brands ); b) certain inventories relating to the Brands; c) certain fixed assets relating to the Brands; and d) the licensed rights in certain trademarks relating to the Brands. At closing, Parlux provided as consideration $7,500,000 in cash and $6,535,660 in the form of a one-year promissory note, bearing interest at 7% and secured by the assets acquired under the Purchase Agreement.

The estimated fair value of the assets acquired is summarized as follows:

Goodwill, licenses and trademarks                  $   7,500,000
Inventories                                            4,528,925
Promotional supplies                                   1,073,135
Molds and other fixed assets                             933,600
                                                   -------------
Total fair value of assets acquired                $  14,035,660
                                                   =============

On June 15, 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. ( FHBH ) pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division, including inventory, accounts receivable ( excluding those backed by non-cancelable letters of credit issued prior to June 2, 1994 ), molds, and assignable contracts. In addition, FHBH granted Parlux an exclusive 55-year, royalty-free license to use FHBH's United States Class 3 trademarks for "Fred Hayman", "273", "Touch", "With Love", and "Fred Hayman Personal Selections" and the corresponding international registrations.

In consideration for the purchased assets, the Company provided the following to the seller: ( i ) payment of $2,000,000 in cash; ( ii ) issuance of 500,000 shares of the Company's common stock; ( iii ) delivery of a short-term non-interest bearing note in the amount of $2,544,942; and ( iv ) delivery of a 10-year, 7.25% note in the amount of

$5,950,774. In addition, the Company granted FHBH an option to purchase 100,000 shares of the Company's common stock, for a ten-year period, at an exercise price of $4.50 per share, which was exercised during May 1995. The acquisition was accounted for as a purchase by the Company. The cost of the net assets acquired is summarized as follows:

Accounts receivable, net                                $ 2,252,796
Inventories                                               6,461,236
Prepaid promotional supplies and expense                  1,407,897
Molds                                                       477,894
Goodwill, license and trademarks                          2,655,719
                                                        -----------
                                                         13,255,542
Accounts payable and accrued expenses                      (559,827)
                                                        -----------
Net assets acquired                                     $12,695,715
                                                        ===========

Goodwill, licenses and trademarks recorded in connection with the acquisitions are being amortized over 25 years.

D.       BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:

                                                             December 31, 1995             March 31, 1995
                                                             -----------------             --------------
  Note payable to Sanofi Beaute, Inc.,
  secured by the acquired inventory and
  license agreement with Perry Ellis
  International, Inc., interest at 7%,
  payable in equal monthly installments                         $   445,992                  $ 5,588,325
  through January 1996

  Note payable to FHBH, secured by the
  acquired licensed trademarks, interest at
  7.25%, payable in equal monthly
  installments of $69,863 through June 2004                       5,288,098                    5,725,689

  Revolving credit facility payable to Finova
  Capital Corporation, interest at Citibank
  N.A. prime (9% at December 31, 1995) plus
  2%, payable on December 27, 1997                                4,794,304                    4,289,316

  Note payable to Distribudora de Perfumes
  Senderos, Ltda., unsecured, interest at
  12%, due February 23, 1996                                        674,722                           --

  Loan payable to NBK, interest at the bank's
  prime rate plus 1.5%, secured by
  shareholders' deposits, payable in varying
  installments through February 1996                                160,000                      560,000

  Unsecured $500,000 line of credit payable
  to Eagle National Bank, interest at the
  bank's prime rate plus 2%, due August 1,                          276,392                       81,014
  1996

  Overdraft facilities, interest from 9.45%
  to 10.95%, payable on demand (1)                                  618,111                      500,918

  Receivable financing facilities, interest
  at 9.20% to 10.45%, payable on demand (1)                       1,384,656                    1,342,145

  Note payable to stockholder, interest at
  10%, payable on demand (l)                                        549,441                      560,291

  Related party notes payable, interest at
  11%, due March 27, 1996 and June 28, 1996                         700,000                      400,000

  Other notes payable                                                18,869                       18,869
                                                                -----------                  -----------
                                                                 14,910,585                   19,066,567
  Less: long-term borrowings                                      4,814,864                  (5,280,689)
                                                                -----------                  -----------
  Short-term borrowings                                         $10,095,721                  $13,785,878
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

The Company has overdraft and trade financing facilities aggregating 13,400,000 French francs ( approximately $2,732,000 as of December 31, 1995 ). These credit facilities are renewed annually.

On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2.4 million loan agreement with Revlon. The loan was repaid on December 27, 1995 upon closing of the AdM transaction.

In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and is due on February 23, 1996. The Company borrowed a total of $674,722 under the agreement.

In June 1995, the Company borrowed $300,000 from an individual related to the Company's Chairman of the Board. The unsecured note bears interest at 11% per annum, and is due on June 28, 1996.

The Company is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

E.       CONVERTIBLE DEBENTURES

During the period November 2, 1995 through December 28, 1995, the Company issued $3,700,000 of 7% convertible debentures and $7,000,000 of 5% convertible debentures (the Debentures). Of these amounts, $1.7 million and $5 million of the 7% and 5% Debentures, respectively, require mandatory conversion during periods ranging from February 15, 1996 to April 7, 1996.

All of the Debentures are convertible based on 85% of a calculated market value of the Company's common stock on the date of conversion.

F.       TRANSACTIONS WITH AFFILIATES

Sales to Perfumania, Inc., a public company affiliated with the Company's Chairman of the Board, amounted to $17,785,404 or 37% of net sales for the nine-month period ended December 31, 1995, as compared to $10,870,604 or 41% of net sales in the same period for the prior fiscal year.

Amounts due from Perfumania amounted to $7,365,894 and $4,893,710 at December 31, 1995 and March 31, 1995, respectively.

G.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

On October 26, 1995, the Company announced a two-for-one stock split in the
form of a dividend to shareholders of record as of November 3, 1995.   The
following share and per share data have been retroactively adjusted to reflect the transaction.

Earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock outstanding of 10,424,224 and 9,890,997 for the three-month and nine-month periods ended December 31, 1995, respectively ( 9,045,078 and 8,766,030, respectively, for 1994 ). The modified treasury stock method was used to determine the dilutive effect of the options, warrants, and convertible debentures since the number of shares of common stock issuable upon their exercise exceeds 20% of the outstanding common shares.

H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                      Nine-months ended December 31,
                                                      ------------------------------
                                                      1995                    1994
                                                      ----                    ----
                 Cash paid for:
                     Interest                      $1,276,545               $ 789,993
                     Income taxes                  $  185,800               $  56,655

In addition to the AdM, FHBH and Perry Ellis acquisitions discussed in Note C, which were partially funded through the issuance of common stock and notes, the Company used barter credits totaling $684,000 ( $955,000 in 1994 ) in payment of advertising expenses.

Additionally, during 1995, notes payable and accrued interest in the amount of $350,000 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I.       INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the period ended December 31, 1994 was calculated based upon the estimated income tax rate for the full fiscal year ended March 31, 1995, including the utilization of the U.S. net operating loss carryovers on a pro-rata basis. The tax provision for the period ended December 31, 1995 reflects an effective tax rate of approximately 38%.

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

J.       SUBSEQUENT EVENTS

On January 31, 1996, the Company entered into an agreement to purchase all of the assets and assume certain liabilities, of Richard Barrie Fragrances, Inc.
(RBF) for a combination of cash and Parlux common stock. The agreement is subject to the approval of RBF's board of directors, shareholders and convertible note holders. The Company anticipates that, if the agreement is approved, closing would take place prior to May 31, 1996.

On January 11, 1996, the Company entered into a non-binding letter of intent with Parfums Jean Desprez, to purchase, for cash, the world-wide trademarks for the Bal A Versailles fragrance brand (BAV). In addition, the Company would purchase certain inventories and fixed assets relating to the BAV brand. The letter of intent stipulates a closing on or before March 31, 1996.



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



Date:    February 13, 1996