Form 10-K
period 1996-03-31
PARLUX FRAGRANCES INC
filed 1996-07-01
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         -------------------------------------------------------------
                                   Form 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 1996
- ------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491
Parlux Fragrances, Inc.
- -----------------------
(Exact name of registrant as specified in its charter)


Delaware                                    22-2562955
- ---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                 33312
- ----------------------------------------                -----
(Address of principal executive offices               (zip code)

(Registrant's telephone number, including area code)    (954)   316-9008
                                                        ----------------


Securities registered pursuant to Section 12(b) of the Act:

Title of Class                      Name of Exchange on which registered
- --------------                      ------------------------------------
None                                None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock (par value $ .01 per share)
          --------------------------------------------------------
                               Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ----
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.


       Class                         Outstanding at June 25, 1996
       ----------------------------  ------------------------------------
       Common Stock, $.01 par value  13,229,546


The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $102,557,000 based on a closing price of $10.25 for the Common Stock as of June 25, 1996 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference:   The information required by Part III
(Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Item 1. BUSINESS

     Parlux Fragrances, Inc. (the Company), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances, cosmetics and beauty related products marketed
primarily through specialty stores and national department stores.   The
fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. The Company's products are positioned primarily in the prestige segment. Additionally, the Company manufactures and distributes certain brands through Perfumania Inc., an affiliated national chain which is a leading specialty retailer of fragrances. Currently, the Company engages in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, TODD OLDHAM, VICKY TIEL and PHANTOM OF THE OPERA fragrances and grooming items on an exclusive worldwide basis as a licensee. Additionally, the Company manufactures, distributes and sells its own brands of ANIMALE, BAL A' VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances and ALEXANDRA DE MARKOFF cosmetics on a worldwide basis.

Recent Developments

     On May 8, 1996 the Company signed a letter of intent with HAAS WHEAT & PARTNERS (HWP) with respect to the proposed investment by HWP of $40 million into the Company. The original proposal was structured as a ten-year 10% pay-in-kind debenture in the face amount of $40 million, accompanied by warrants to purchase up to 5 million shares of the Company's common stock at $11.00. On May 31, 1996 the letter of intent was amended to extend the term of the debenture to 20 years, making the debenture convertible into 3.7 million shares, and reducing the warrants to the right to acquire 1.3 million common shares. On June 11, 1996, the parties mutually agreed to terminate the letter of intent.

     On January 31, 1996, the Company entered into an agreement to purchase all of the assets and assume certain liabilities of Richard Barrie Fragrances, Inc.
(RBF) for a combination of cash and Parlux common stock. The agreement is subject to the approval of RBF's board of directors, shareholders and convertible note holders. The Company anticipates that, if the agreement is approved, closing would take place prior to June 30, 1996.

     On January 11, 1996, the Company entered into a non-binding letter of intent with Parfums Jean Desprez, to purchase, for cash and notes, the world-wide trademarks and the Bal A' Versailles fragrance brand (BAV). The acquisition was completed on March 19, 1996. See Note 5 to the accompanying Consolidated Financial Statements for further discussion.

     On December 27, 1995, the Company consummated the acquisition of substantially all of the assets of Alexandra de Markoff (AdM), a prestige cosmetic line, pursuant to an asset purchase agreement entered into on September 21, 1995 between the Company and Revlon Holdings, Inc. (Revlon). See
Note 5 to the accompanying Consolidated Financial Statements for further discussion.

     In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales of Smalto fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996.

     On October 26, 1995, the Company announced a two-for-one stock split effected in the form of a dividend to shareholders of record as of November 3, 1995 (the stock split). Distribution was effected on November 10, 1995. All comparable share information in this Form 10-K, unless indicated, has been retroactively restated to reflect the split.

THE PRODUCTS

     The Company's principal products are fragrances and cosmetics.   Each
fragrance is distributed in a variety of sizes and packaging. In addition, each fragrance line may be complemented by beauty-related products such as
soaps, deodorants, body lotions, cremes and dusting powders.   The cosmetics
are full-service lines with treatment and make-up products consisting of over 200 stock keeping units (S.K.U.'s). The Company's basic products generally retail at prices ranging from $20 to $300 per item.

     The Company designs and creates fragrances and cosmetics/shades using its
own staff and independent contractors.    It also supervises the design of its
packaging by independent contractors and has recently completed the design process for PERRY ELLIS "AMERICA" for men and women, which is being launched on July 4, 1996.

     During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:


                  Fiscal 1996  Fiscal 1995  Fiscal 1994
                  -----------  -----------  -----------
PERRY ELLIS               39%          16%           0%
FRED HAYMAN               20%          45%           0%
ANIMALE                   15%          24%          62%
FRANCESCO SMALTO           7%           8%          19%

     The Company anticipates that the sales of PERRY ELLIS, FRED HAYMAN, VICKY TIEL and ANIMALE brand fragrances, coupled with the recent brand acquisitions such as ALEXANDRA DE MARKOFF and BAL A' VERSAILLES, will continue to account for a significant portion of the Company's sales, and will more than offset the discontinuation of the FRANCESCO SMALTO products.

MARKETING AND SALES

     In the United States, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives for certain channels of distribution. The Company sells directly to retailers, primarily national and regional department stores and specialty stores, which it believes will maintain the image of its products as prestige fragrances. The Company's products are sold in over 1,800 retail outlets in the United States. Additionally, the Company sells products to Perfumania, Inc., an affiliated company, which is a leading specialty retailer of fragrances with over 190 retail outlets principally located in manufacturers' outlet malls and regional malls.

     Marketing and sales activities outside the United States are conducted through arrangements with independent distributors. The Company has established relationships for the marketing of its fragrances with distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and, recently, Russia.

     The Company advertises both directly and through a cooperative advertising program in association with major retailers in the fashion media on a national basis and through retailers' statement enclosures and catalogues. The Company is required to spend certain minimum amounts for advertising under certain
licensing agreements.   See "Licensing Agreements" and Note 8(B) to the
Consolidated Financial Statements.

RAW MATERIALS

     Raw materials and components for the Company's products are available from sources in Europe and the United States. The Company uses third party contract manufacturers to produce finished products. Presently, approximately 10% of contract manufacturing is performed in France, however, the Company intends to continue the transition of it's manufacturing to the United States during the current fiscal year upon the completion of the RBF acquisition.

     In the past, the Company has had little difficulty obtaining raw materials at competitive prices. The Company has no reason to believe that this situation will change in the near future, but there can be no assurances that this will continue.

SEASONALITY

     Typical of the fragrance industry, the Company has its highest sales
during the calendar year end holiday season.   Lower than projected sales
during this period could have a material adverse affect on the Company's operating results.

INDUSTRY PRACTICES

     It is an industry practice in the United States for businesses that market cosmetics and fragrances to department stores to provide the department stores with rights to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience, however, no assurances can be made that reserves and allowances will continue to be
adequate.   Consequently, if product returns are in excess of the reserves and allowances made by the Company, sales will be reduced in later periods.

CUSTOMERS

     The Company concentrates its sales efforts in the United States in specialty stores, such as Nordstrom's, Neiman Marcus, and Bergdorf Goodman and a number of regional department store retailers including, among others, Macy's, J.L. Hudson, Dillards, Bloomingdales and a national department store
chain, J.C. Penney.   Retail distribution has been targeted by brand to
maximize potential and minimize overlap between each of these distribution channels. Certain brands are sold exclusively through specialty stores, while others are sold exclusively through J.C. Penney.

     Sales to Perfumania, a company affiliated with Mr. Ilia Lekach, the Company's Chairman of the Board and Chief Executive Officer, amounted to $26,187,460 for the fiscal year ended March 31, 1996. Net amounts owed by Perfumania to the Company amounted to $13,482,423 at March 31, 1996. The loss of Perfumania as a customer could have a material adverse effect on the operations of the Company.


FOREIGN AND EXPORT SALES

     A significant portion of the Company's international sales and exports are made through its wholly-owned French subsidiary, Parlux S.A. Net sales to unaffiliated customers by Parlux S.A. were $9,101,611, $7,219,601 and $8,225,259 for fiscal years ended March 31, 1996, 1995, and 1994 respectively. The French subsidiary reported net income of $887,163, $319,535 and $122,025 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

LICENSING AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute in December 1994. The Perry Ellis license is entering its eleventh year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met by the previous licensee, and the Company believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

FRED HAYMAN: In June 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division, including inventory, accounts receivable (excluding those backed by non-cancelable letters of credit issued prior to June 2, 1994), molds, and assignable contracts. In addition, FHBH granted to Parlux an exclusive royalty free 55-year license to use FHBH's United States Class 3 trademarks Fred Hayman(R), 273(R), Touch(R), With Love(R) and Fred Hayman Personal Selections(R) and the corresponding international registrations. There are no minimum sales or advertising requirements.

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

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company has secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial contract period ending March 31, 1997, renewable for subsequent three-year and four-year periods upon achieving
specified sales or minimum royalty levels.   The license requires the payment
of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The Company launched the TODD OLDHAM women's fragrance line in March 1995.

PHANTOM OF THE OPERA:   In April 1993, the Company entered into an exclusive
worldwide agreement with Creative Fragrances, Inc. for the worldwide manufacturing and distribution rights to PHANTOM OF THE OPERA covering men's and women's fragrances and beauty related products. The agreement expires in April 1998. Royalties are payable at 7% of net sales. There are no minimum sales or advertising requirements.

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales of Smalto fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996.

SUMMARY:   The Company believes it is presently in compliance with all material obligations under the above agreements. There can be no assurance the Company will be able to continue to comply with the terms of these agreements in the future.

BARTER ARRANGEMENTS

     In June 1991, the Company entered into a barter arrangement (the Barter Agreement) under which the Company would receive advertising credits in exchange for its inventory of JOAN COLLINS products, which had been manufactured under a manufacturing and distribution agreement terminated in 1991. Sales under the Barter Agreement were finalized during fiscal 1994.

     The estimated value of the advertising was recorded as a prepaid expense on the Company's balance sheet at the time such inventory was sold, net of unearned income equal to the amount of advertising credits minus the related cost of goods bartered. As advertising credits are used by the Company, unearned income is debited and cost of goods sold is credited. As a result, as the advertising credits are used aggregate cost of goods as a percentage of net sales decreases and gross margin as a percentage of net sales increases.

     During the fiscal year ended March 31, 1996, the Company had no barter sales, utilized $684,000 of its deferred advertising credits and realized $355,000 of deferred income on the use of these credits. Since the inception of the Barter Agreement, $6,186,000 of JOAN COLLINS products were bartered and $5,697,000 of advertising credits have been used. In addition, in connection with the FHBH acquisition in 1994, the Company acquired approximately $471,000 of advertising credits. The balance of deferred advertising credits and unearned income at March 31, 1996 were $1,493,000 and $434,000, respectively ($1,094,000 and $434,000, respectively relate to the Barter Agreement ).

     The Company expects to be able to fully utilize these advertising credits as part of its normal ongoing advertising expenditures.


TRADEMARKS

     The Company owns the worldwide trademarks and distribution rights to ANIMALE, BAL A' VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF cosmetics. Accordingly, there are no licensing agreements requiring the payment of royalties. Additionally, the Company has the rights to license certain of these trademarks for all classes of merchandise.

PRODUCT LIABILITY

     The Company has insurance coverage for product liability in the amount of $5 million per incident. The Company maintains an additional $5 million of coverage under an "umbrella" policy. In addition, the Company believes that the manufacturers of the products sold by the Company also carry product liability coverage and that the Company effectively is protected thereunder.

     There are no pending and, to the best of the Company's knowledge, no
threatened product liability claims.   Over the past eight years, the Company
has not been presented with any product liability claims.   Based on this
historical experience, management believes that it's insurance coverage is adequate.

COMPETITION

     The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. The Company believes that the quality of its fragrance and cosmetics products, as well as its ability to develop, distribute and market new products, will enable it to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. However, there are products which are better known than the products distributed by the Company. There are also companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products similar to, and competitive with, those distributed by the Company.

EMPLOYEES

     As of March 31, 1996, the Company had 126 full-time and part-time employees. Of these, 42 were engaged in worldwide sales activities, 46 in administrative and finance functions and 38 in warehousing and distribution activities. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives.

     During June 1993, the Company established a 401-K Plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matches 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.


ITEM 2. PROPERTIES

     In November 1995, the Company moved its corporate headquarters and domestic operations from a 38,500 square foot leased facility in Pompano Beach, Florida to a new 100,000 square foot leased facility in Fort Lauderdale, Florida to accommodate current and future growth levels. The annual lease cost of the new facility is approximately $600,000, with the lease covering a ten-year period.

     The Company is actively seeking to sublease the Pompano Beach facility where the current annual rent is approximately $240,000 annually. Management expects to sublease this facility for amounts which will closely approximate its current commitment.

     The Company's French subsidiary leases approximately 1,500 square feet under an operating lease which provides for annual rentals equivalent to approximately $48,000.

ITEM 3. LEGAL PROCEEDINGS

     To the best of the Company's knowledge, there are no proceedings pending against the Company or any of its properties which, if determined adversely to the Company, would have a material effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any actions for shareholders' approval during the fiscal year ended March 31, 1996.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") National Small Cap List market since February 26, 1987 and commenced trading on the NASDAQ National Market on October 24, 1995. All share references below have been retroactively adjusted to reflect the two-for-one stock split effected on November 3, 1995.

     In July 1992, 250,000 shares included in the Company's employee stock option plans were registered with the SEC via a Form S-8 registration statement. Of these shares, 159,592 had been exercised through March 31, 1996. Of the 90,408 remaining shares, 81,000 have been granted, and 9,408 remain available for future grants.

     At March 31, 1995, certain officers and/or directors and previous employees of the Company held warrants to purchase 2,172,916 shares of the Company's common stock exercisable at prices ranging from $1.50 to $3.125 per share. In addition, Mr. Boris Lekach, a relative of the Company's chairman received warrants to purchase 100,000 shares of common stock in connection with a $200,000 loan extended to the Company during 1990. In connection with the October 1990 acquisition of certain fragrance brands from the Deco Distribution Group, Inc. (Deco), the Deco shareholders held 1,100,000 warrants exercisable at $2.00 per share, which were to expire in March 1996. In connection with the FHBH acquisition, FHBH held 200,000 warrants exercisable at $2.125 per share.

     In May 1995, the Company extended a discount of $0.75 per share to those holders of warrants issued in connection with the FHBH and Deco acquisitions, as well as the loan to Mr. Boris Lekach, if the holders would exercise by May 31, 1995. The exercise period was subsequently extended to July 31, 1995. These warrant holders exercised all of their warrants into 1,400,000 shares of common stock, increasing stockholders' equity by approximately $2,300,000. The Company had agreed to register with the SEC all shares issued as a result of such warrants being exercised prior to July 31, 1995, and the registration was completed in September 1995.

     In June 1995, in connection with a long-term loan, the Company issued warrants to acquire 60,000 unregistered shares of common stock to Mr. F. Lekach, which are exercisable at $6.94 per share, for a two-year period.

     During the year ended March 31, 1996, the Company issued 1,125,044 shares of common stock in private placements pursuant to Regulation S or Rule 144, which resulted in an increase in stockholders' equity of $7,715,000.

     In December 1995, the Company issued 424,000 shares of common stock, and options to purchase an additional 176,000 shares of common stock to Revlon in connection with the AdM acquisition. In May 1996, Revlon exercised the 176,000. The combined effect increased stockholders' equity by $4,800,000 ($3,392,000 in the year ended March 31, 1996 and $1,408,000 in the ensuing fiscal year).

     During the period November 2, 1995 through March 31, 1996 the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures, (the "Debentures") pursuant to Regulation S. The Debentures were convertible into shares of the Company's common stock at 85% of the closing price of the stock as listed on NASDAQ over specific time frames. As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,416, had been converted into 1,073,688 shares of common stock. Subsequent to March 31, 1996, an additional $10,950,000 have been converted into 1,257,667 shares of common stock. During April and May 1996, the

Company issued an additional $13,000,000 of 5% convertible debentures, $3,000,000 pursuant to Regulation S and $10,000,000 pursuant to Regulation D, of which $3,000,000 have been converted into 308,727 shares of common stock through June 25, 1996.

     The Company believes that the number of beneficial owners of its common stock is approximately 1,500.

     The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices, adjusted for the stock split, for the Company's securities available for each quarter of the last two years and the interim period from January through June 1996. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


 Calendar Quarter     Common Stock
- -------------------  --------------
                      High    Low
                     ------  ------
First 1994            3.563   1.688
Second 1994           3.375   1.750
Third 1994            3.063   2.125
Fourth 1994           3.188   2.188

First 1995            4.875   2.875
Second 1995           7.313   4.500
Third 1995            9.188   6.500
Fourth 1995          10.000   7.000

First 1996           13.250   6.125
Second 1996
(to June 25, 1996)   15.250   9.000


     ITEM 6. SELECTED FINANCIAL DATA

     The following data has been derived from financial statements audited by Price Waterhouse LLP, independent certified public accountants. Consolidated balance sheets at March 31, 1995 and 1996 and the related consolidated statements of income and of cash flows for the three years ended March 31, 1996 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,   (in thousands of dollars, except per share data)

                                   1996     1995        1994     1993     1992
                                   ----     ----        ----     ----     ----
Net sales                       $67,727  $38,209     $25,366  $28,427  $28,120
Costs/operating exps.            53,539   31,208      23,071   26,982   26,791
Operating income                 14,188    7,001       2,295    1,445    1,329
Net income                        7,772    4,231       1,362      135      310
Income per share:
  Primary                       $  0.74  $  0.50       $0.22  $  0.03  $  0.07
  Fully diluted                 $  0.72  $  0.48       $0.22  $  0.03  $  0.06

At March 31,                       1996     1995        1994     1993     1992
- ------------                       ----     ----        ----     ----     ----
Current assets                  $67,666  $31,955     $18,514  $18,094  $20,215
Current liabilities              36,866   27,113      14,679   12,575   13,320
Working capital                  30,800    4,842       3,835    5,519    6,895
Long-term debt                    4,694    5,281           0    3,021    5,093
Total assets                     95,239   45,477      20,746   20,184   22,420
Total liabilities                53,194   32,394      14,679   15,596   18,413
Stockholders' equity             42,045   13,083       6,068    4,588    4,007

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report. Except for the historical matters contained herein, statements made in this annual report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may affect the Company's business and prospects, including economic, competitive, governmental, technological and other factors discussed in this annual report and in the Company's filings with the Securities and Exchange Commission.

     Comparison of the twelve-month period ended March 31, 1996 with the twelve-month period ended March 31, 1995

     For the fiscal year ended March 31, 1996 net sales increased 77% to $67,726,926 as compared to $38,209,099 in the prior fiscal year. This increase was primarily due to strong international growth of Perry Ellis and to the full year effect of Perry Ellis brands in fiscal 1996, compared to a partial year of operations in the prior year. Sales of Perry Ellis increased 337% to $26,663,302 as compared to $6,101,700 in the prior year. Sales of

Parlux continued brands (brands which the Company owned or held licenses at March 31, 1994) increased 60% to $24,890,474, as compared to $15,551,408 in the prior year, due to significant increases in Vicky Tiel and Todd Oldham fragrances, and to the resolution of out-of-stock situations existing in the prior year. Sales of the FHBH brands declined 18% from $18,024,268 in the prior year to $14,848,225 in the current fiscal year. Sales of AdM and Bal a Versailles were $2,095,305 and $1,542,138, respectively, compared to no sales in the prior year period.

     Sales of $41,539,466 to unaffiliated customers increased by 81%, while sales to affiliates of $26,187,460 increased by 72%. The percentage of sales to affiliated customers in relation to total sales decreased from 40% in the prior year to 39% in fiscal 1996. Approximately 82% of total net sales in the fiscal year ended March 31, 1996 came from operations in, or supplied by, the United States, and 17% from the Company's French subsidiary.

     In June 1991, the Company entered into the Barter Agreement for which the Company would receive advertising credits in exchange for its inventory of JOAN COLLINS products. The company expects to fully utilize these bartered advertising credits as part of its ongoing advertising expenditures. Advertising credits, less unearned income, are accounted for as prepaid expenses on the Company's balance sheet at the time such inventory is bartered. Unearned income equals the amount of advertising credits minus the cost of goods bartered. As advertising credits are used by the Company, unearned income is debited and the cost of goods sold is credited. As a result, as the advertising credits are used, the aggregate cost of goods sold as a percentage of net sales decreases and gross margin as a percentage of net sales increases.

     Cost of goods sold increased as a percentage of net sales from 39% for the fiscal year ended March 31, 1995 to 42% for the fiscal year ended March 31, 1996, which was mainly attributable to the effect of the Barter Agreement. The Company utilized advertising credits amounting to $684,000 in the current year ($1,592,000 in 1995) generating $355,000 ($866,000 in 1995) of earned income which partially offset cost of goods during this period. Without the effects of the Barter Agreement, cost of goods sold in the fiscal year ended March 31, 1996 would have remained at 42% compared to 41% in the prior fiscal year. All of the Company's products are manufactured by third parties. For fiscal 1996, approximately 10% of the Company's products were manufactured in France. The Company will continue transitioning the consolidation of manufacturing, warehousing and shipping to the United States, as it believes that it can continue to achieve cost reductions through consolidation.

     Operating expenses increased 54% to $25,099,294 for the year ended March 31, 1996 compared to $16,251,094 in the prior year, but as a percentage of sales were 37% in fiscal 1996 compared to 43% in the prior year. Advertising and promotional expenses of $12,942,647 increased by 79% compared to fiscal 1995, reflecting the similar increase in sales. Selling and distribution costs increased by 45%, but as a percentage of sales decreased from 9% in the prior fiscal year to 8% currently. General and administrative costs increased by 19% in fiscal 1996 compared to the prior year, however, as a percentage of net sales, general and administrative costs declined to 8% compared to 12% in the prior fiscal year. These percentage decreases reflect the economies of scale realized from the acquisition of FHBH, Perry Ellis and Alexandra de Markoff brand products. Royalty expense increased by 83% in fiscal 1996 compared to the prior year, principally due to the royalties required on the sale of Perry Ellis and Todd Oldham brand products, but remained relatively constant at 2% of net sales. As a result of the above, operating income increased by 103% to $14,187,843 or 21% of net sales for the year ended March 31, 1996, compared to $7,000,530 or 18% of net sales in the prior year.

     Interest expense increased by 58% for fiscal 1996 compared to fiscal 1995 due to increased borrowing levels, but remained relatively constant at 3% of net sales. Exchange gains were $234,074 for fiscal 1996 compared to exchange losses of $300,661 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

     As a result of the above, income before taxes increased to $12,536,505 in fiscal 1996 compared to $5,510,211 in fiscal 1995. Taxes increased to $4,763,814 in fiscal 1996 compared to $1,279,000 in fiscal 1995, as the Company utilized all tax loss carryforwards and reversed its valuation allowance on deferred tax assets in fiscal 1995. As a result, net income increased 84% to $7,772,691, or 11% of net sales in the fiscal year ended March 31, 1996, compared to $4,231,211, or 11% of net sales for the fiscal year ended March 31, 1995.

     Comparison of the twelve-month period ended March 31, 1995 with the twelve-month period ended March 31, 1994

     For the fiscal year ended March 31, 1995 net sales increased by 51% to $38,209,099 as compared to $25,366,436 in the prior year. This increase was primarily due to the acquisition of FHBH in June 1994 and the Perry Ellis license in December 1994. Sales of FHBH and Perry Ellis products were $18,024,000 and $6,102,000, respectively, during the year ended March 31, 1995 compared to no sales during the prior year. Sales of continued brands owned by Parlux decreased 41% to $10,497,000 compared to sales of $17,830,000 in the prior year, due to the lack of sufficient working capital to support the manufacturing of existing lines, as well as to complete peak seasonal inventory requirements for the FHBH products during the first three quarters of fiscal 1995. Sales of continued licensed brands decreased by 19% to $5,055,000 compared to $6,222,000 in the prior year, due to decreases in the Francesco Smalto line (see Recent Developments above).

     Sales to affiliated customers increased by 23%, while sales to unaffiliated parties increased by 77%. As a result, the percentage of sales to affiliates in relation to total sales declined to 40% in fiscal 1995, as compared to 49% in the prior year, in line with Corporate strategy. Approximately 80% of total net sales in the fiscal year ended March

31, 1995 came from operations in the United States, and 20% from the company's French subsidiary.

     Cost of goods sold decreased as a percentage of net sales from 41% for the fiscal year ended March 31, 1994 to 39% for the fiscal year ended March 31, 1995. The decrease was due primarily to the increase in sales to unaffiliated parties as a percentage of total sales, since these sales carry a substantially lower percentage cost of goods than sales to affiliated parties. The Company utilized advertising credits amounting to $1,592,000 in the current year ($1,154,000 in 1994) generating $866,000 ($619,000 in 1994) of earned income which partially offset cost of goods during this period. Without the effects of the Barter Agreement, cost of goods sold in the fiscal year ended March 31, 1995 would have been 41% compared to 40% in the prior fiscal year. All of the Company's products are manufactured by third parties. For fiscal 1995, approximately 30% of the Company's products were manufactured in France. The Company decided to consolidate manufacturing, warehousing and shipping in the United States, as it believes that it can continue to achieve cost reductions through consolidation.

     Operating expenses increased 28% to $16,251,094 for the year ended March 31, 1995 compared to $12,726,625 in the prior year, but as a percentage of sales were 43% in fiscal 1995 compared to 50% in the prior year. Advertising and promotional expenses increased by 51% in line with the sales increase for fiscal 1995 compared to fiscal 1994, remaining relatively constant at 19% of net sales, reflecting the increased investment necessary to support FHBH and Perry Ellis Products. Selling and distribution costs increased by 20%, but decreased as a percentage of sales from 12% to 9%. General and administrative costs increased by 3% in fiscal 1995 compared to the prior year, however, as a percentage of net sales, general and administrative costs declined to 12% compared to 18% in the prior year, reflecting the economies of scale realized from the acquisition of FHBH and Perry Ellis brand products. Royalty expense increased by 77% in fiscal 1995 compared to the prior year, principally due to the royalties required on the sale of Perry Ellis and Todd Oldham brand products, but remained relatively constant at 2% of net sales. Sales of FHBH products represented 45% of total sales, and no royalty is payable on these sales. As a result of the above, operating income increased by 205% to $7,000,530 or 18% of net sales for the year ended March 31, 1995, compared to $2,295,385 or 9% of net sales in the prior year.

     Interest expense increased by 69% for fiscal 1995 compared to fiscal 1994 due to increased borrowing levels. Exchange losses were $300,661 for fiscal 1995 compared to exchange losses of $76,124 in the prior year, due to the strengthening of the French franc against the U.S. dollar.

     As a result of the above, income before taxes increased to $5,510,211 in fiscal 1995 compared to $1,517,334 in fiscal 1994. Taxes increased to $1,279,000 in fiscal 1995 compared to $155,128 in fiscal 1994, and the Company utilized all tax loss carryforwards. As a result, net income increased 211% to $4,231,211, or 11% of net sales in the fiscal year ended March 31, 1995 compared to $1,362,206, or 5% of net sales for the fiscal year ended March 31, 1994.

Liquidity and Capital Resources

     Working capital increased to $30,800,351 at March 31, 1996 from $4,842,290 at March 31, 1995. The increase was mainly attributable to (all references to share information are on a post-split basis): (i) during the twelve months ended March 31, 1996, certain warrants and employee stock options to acquire a total of 1,897,966 shares were exercised into common stock, increasing working capital and stockholders' equity by approximately $3,693,000; (ii) during the period August 1995 through March 1996, the Company issued 1,125,044 shares of common stock in private placements pursuant to Regulation S or Rule 144 at an average price of $6.86 per share, increasing working capital and stockholders' equity by approximately $7,715,000, net of placement costs; (iii) in connection with the AdM acquisition, the Company issued 424,000 shares of common stock to Revlon in December 1995, which increased stockholders' equity by $3,392,000 (in May 1996, Revlon exercised 176,000 options relating to the transaction increasing shareholders' equity by an additional $1,408,000 in fiscal 1997) and; (iv) current period net income.

     During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures. Of these amounts, $7,000,000 of the Debentures, plus accrued interest of $48,416, were converted into 1,073,688 shares at an average price of $6.56 during the period ended March 31, 1996.

     In August 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000, from Distribuidora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and was originally due on February 23, 1996, but was subsequently extended through June 30, 1996. In connection with the note, the Company issued warrants to purchase 53,978 shares of Parlux common stock at a price of $8.11 per share, which expire on August 21, 1997. The Company borrowed a total of $674,722 under the agreement . In May 1996, the Company repaid $500,000, leaving an open balance of $174,722.

     In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bears interest at 11% per annum and is due on September 30, 1996. In connection with the note, the Company had issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share.

     In December 1994, the Company entered into a Loan and Security Agreement (the Credit Agreement) with Finova Capital Corporation, pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, up to $5,000,000 at an interest rate of 2% in excess of the Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidations without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until August 29, 1996.

     Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK (NBK) by paying NBK approximately $2,120,000, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux and its subsidiaries from all outstanding liabilities and guarantees owed to NBK except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility is fully cash collateralized by certain shareholders' deposits. In addition, these shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan has been repaid at March 31, 1996.

     The Company is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

Impact of Currency Exchange and Inflation

     The Company's business operations were positively affected in the current year in the amount of $234,074, and negatively affected in the amount of $300,661 and $76,124 for the fiscal years ended March 31, 1995 and 1994, respectively, due to the continuing movement of the French franc vs. the U.S. dollar.

     The Company's sales and purchases are virtually all in U.S. dollars or French francs. Since approximately 10% of the Company's sales are manufactured in France, a strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

     The Company monitors exchange rates on a daily basis and regularly seeks to evaluate long-term expectations for the French franc in order to minimize its exchange rate risk. To date, the Company has not elected to engage in currency hedging transactions, but may pursue this alternative.

     The Company intends to continue to centralize manufacturing in the United States which will minimize the currency exchange impact on intercompany transactions for the future.


ITEM 8. FINANCIAL STATEMENTS

     The financial statements are included herein commencing on page F-1.


     The financial statement schedules are listed in the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT


     The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  1.  Financial Statements
     See Index to Financial Statements beginning on page F-1 of this annual report.

     2.  Financial Statement Schedules
     See Index to Financial Statements beginning on Page F-1 of this annual report.

     3.  Exhibit Index
     The following exhibits are attached:

      4.16      5% Convertible Debenture dated March 1, 1996 between the
                Company and Karle Limited.
      4.17      5% Convertible Debenture dated March 4, 1996 between the
                Company and Newsun Limited.
      4.18      5% Convertible Debenture dated March 11, 1996 between the
                Company and Kempton Investments Ltd.
      4.19      5% Convertible Debenture dated March 11, 1996 between the
                Company and Newsun Limited.
      4.20      5% Convertible Debenture dated April 16, 1996 between the
                Company and Kempton Investments, Ltd.
      4.21      5% Convertible Debenture dated April 16, 1996 between the
                Company and Newsun Limited.
      4.22      5% Convertible Debenture dated May 12, 1996 between the
                Company and Newsun Limited.
      4.23      5% Convertible Debenture dated May 17, 1996 between the
                Company and GFL Performance Fund, Ltd.
      23        Consent of Price Waterhouse LLP
      27        Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K

      In January 1996, the Company filed a Current Report on Form 8-K with respect to the license and asset acquisition of Alexandra de Markoff from Revlon Holdings, Inc.

           PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

     Report of Independent Certified Public Accountants              F-2

     Consolidated Balance Sheets                                     F-3

     Consolidated Statements of Income                               F-4

     Consolidated Statement of Changes in Stockholders' Equity       F-5

     Consolidated Statements of Cash Flows                           F-6

     Notes to Consolidated Financial Statements                      F-7

     FORM 10-K SCHEDULES:

     Schedule VIII - Valuation and Qualifying Accounts               F-28

     Schedule IX - Short-term Bank Borrowings                        F-29



     All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Parlux Fragrances, Inc.

In our opinion, the consolidated financial statements listed in the index referred to under Item 14(a)(1) and (2) on page 19 and appearing on page F-1 present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Miami, Florida
June 28, 1996

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         March 31,
ASSETS                                                          --------------------------
- --------------------------------------
                                                                    1996           1995
                                                                -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                     $   339,423    $   302,113
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,121,000 and $2,055,000
   in 1996 and 1995, respectively                                10,892,347      4,888,250
  Trade receivables from affiliates                              13,482,423      4,893,710
  Inventories, net                                               35,762,570     16,963,006
  Prepaid expenses and other current assets                       7,189,213      4,908,321
                                                                -----------    -----------

    TOTAL CURRENT ASSETS                                         67,665,976     31,995,400
Equipment and leasehold improvements, net                         2,475,919      2,043,758
Trademarks, licenses and goodwill, net                           24,623,417     11,380,201
Other                                                               473,611         97,107
                                                                -----------    -----------

    TOTAL ASSETS                                                $95,238,923    $45,476,466
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                   $11,564,917    $13,512,291
  Convertible debentures                                            250,000         -
  Accounts payable                                               18,739,117      7,337,910
  Accrued expenses                                                1,543,591      2,425,850
  Income taxes payable                                            4,768,000      1,386,000
  Advances from customers                                            -           2,451,059
                                                                -----------    -----------

    TOTAL CURRENT LIABILITIES                                    36,865,625     27,113,110
Borrowings, less current portion                                  4,694,239      5,280,689
Convertible debentures                                           11,450,000         -
Deferred tax liability                                              183,864         -
                                                                -----------    -----------

    TOTAL LIABILITIES                                            53,193,728     32,393,799
                                                                -----------    -----------

COMMITMENTS                                                          -              -
                                                                -----------    -----------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                              -              -
  Common stock, $0.01 par value, 15,000,000
   shares authorized, 11,456,426 and 6,980,428
   shares issued in 1996  and 1995, respectively                    114,564         34,902
  Additional paid-in capital                                     32,881,207     11,563,537
  Retained earnings                                               9,000,649      1,271,947
  Cumulative translation adjustment                                 182,247        345,753
                                                                -----------    -----------
                                                                 42,178,667     13,216,139
  Less - 39,000 shares of common stock in treasury, at cost        (133,472)      (133,472)
                                                                -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                                   42,045,195     13,082,667
                                                                -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $95,238,923    $45,476,466
                                                                ===========    ===========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                              Year ended March 31,
                                    ----------------------------------------
                                        1996          1995           1994
                                    -----------    -----------   -----------
Net sales:
   Unaffiliated customers           $41,539,466    $22,978,956   $12,956,138
   Affiliates                        26,187,460     15,230,143    12,410,298
                                    -----------    -----------   -----------

                                     67,726,926     38,209,099    25,366,436

Cost of goods sold                   28,439,789     14,957,475    10,344,426
                                    -----------    -----------   -----------

Gross profit                         39,287,137     23,251,624    15,022,010
                                    -----------    -----------   -----------

Operating expenses:
  Advertising and promotional        12,942,647      7,248,839     4,790,189
  Selling and distribution            5,130,099      3,530,133     2,945,019
  General and administrative          5,524,416      4,648,899     4,527,445
  Royalties                           1,502,132        823,223       463,972
                                    -----------    -----------   -----------

  Total operating expenses           25,099,294     16,251,094    12,726,625
                                    -----------    -----------   -----------

Operating income                     14,187,843      7,000,530     2,295,385

Interest expense and bank charges     1,885,412      1,189,658       701,927
Exchange (gains) losses                (234,074)       300,661        76,124
                                    -----------    -----------   -----------

Income before income taxes           12,536,505      5,510,211     1,517,334

Income taxes                          4,763,814      1,279,000       155,128
                                    -----------    -----------   -----------

Net income                          $ 7,772,691    $ 4,231,211   $ 1,362,206
                                    ===========    ===========   ===========



Earnings per common and common
  equivalent share:

     Primary                        $      0.74    $      0.50   $      0.22
                                    ===========    ===========   ===========
     Fully diluted                  $      0.72    $      0.48   $      0.22
                                    ===========    ===========   ===========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         COMMON STOCK                  RETAINED
                                                     -------------------  ADDITIONAL   EARNINGS   CUMULATIVE
                                                       NUMBER      PAR     PAID-IN   (ACCUMULATED TRANSLATION TREASURY
                                                       ISSUED     VALUE    CAPITAL     DEFICIT)   ADJUSTMENT   STOCK       TOTAL
                                                     ---------- -------- ----------- -----------  ---------  ---------  -----------
BALANCE at April 1, 1993                              2,812,642 $ 28,127 $ 8,712,669 $(4,321,470) $ 169,243      -      $ 4,588,569

 Net income                                               -         -         -        1,362,206      -          -        1,362,206
 Issuance of common stock upon exercise of:
  Employee stock options                                 36,547      365     111,445      -           -          -          111,810
  Warrants                                               12,000      120      44,880      -           -          -           45,000
 Foreign currency translation adjustment                  -         -         -           -         (39,985)     -          (39,985)
                                                     ---------- -------- ----------- -----------  ---------  ---------  -----------

BALANCE at March 31, 1994                             2,861,189   28,612   8,868,994  (2,959,264)   129,258      -        6,067,600

 Net income                                               -         -         -        4,231,211      -          -        4,231,211
 Issuance of common stock in connection with:
  Excercise of employee stock options                    19,025      190      61,020      -           -          -           61,210
  Sale of stock in private placement                    110,000    1,100     438,523      -           -          -          439,623
  Acquisition of assets                                 500,000    5,000   2,195,000      -           -          -        2,200,000
 Foreign currency translation adjustment                  -         -         -           -         216,495      -          216,495
 Purchase of 19,500 shares of treasury stock, at cost     -         -         -           -           -      $(133,472)    (133,472)
                                                     ---------- -------- ----------- -----------  ---------  ---------  -----------

BALANCE at March 31, 1995                             3,490,214   34,902  11,563,537   1,271,947    345,753   (133,472)  13,082,667

 Net income                                               -         -         -        7,772,691      -          -        7,772,691
 Issuance of common stock upon exercise of:
  Employee stock options                                 11,175      112      33,910      -           -          -           34,022
  Warrants                                            1,056,916   10,569   3,006,022      -           -          -        3,016,591
 Sale of stock in private placements                  1,001,514   10,015   7,605,570      -           -          -        7,615,585
 Stock issued in connection with
  acquisition of assets                                 424,000    4,240   3,739,760      -           -          -        3,744,000
 Conversion of debentures, net of unamortized debt    1,073,688   10,737   6,932,408      -           -          -        6,943,145
  issuance costs
 Adjustment for stock split                           4,398,919   43,989      -          (43,989)     -          -           -
 Foreign currency translation adjustment                  -         -         -           -        (163,506)     -         (163,506)
                                                     ---------- -------- ----------- -----------  ---------  ---------  -----------

BALANCE at March 31, 1996                            11,456,426 $114,564 $32,881,207 $ 9,000,649  $ 182,247  $(133,472) $42,045,195
                                                     ========== ======== =========== ===========  =========  =========  ===========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year ended March 31,
                                                                   ------------------------------------------
                                                                       1996             1995          1994
                                                                   ------------     -----------   -----------
Cash flows from operating activities:
Net income                                                         $  7,772,691     $ 4,231,211   $ 1,362,206
                                                                   ------------     -----------   -----------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                         1,563,673         807,491       546,882
Net deferred tax benefit                                                 (4,184)       (628,504)       -
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in trade receivables - customers              (7,900,097)      2,683,107     1,500,320
   Increase in trade receivables - affiliates                        (8,588,713)     (1,788,026)   (1,093,192)
   (Increase) decrease in inventories                               (15,371,203)      1,919,988      (722,476)
   (Increase) decrease in prepaid expenses and other current assets  (1,032,135)        944,125      (478,996)
   (Increase) decrease in other non-current assets                     (376,504)         (4,497)       58,126
   Increase (decrease) in accounts payable                           11,401,204      (1,321,624)      238,251
   Increase in accrued expenses                                       2,726,637       2,557,874       146,655
   (Decrease) increase in advances from customers                    (2,451,059)      2,451,059        -
                                                                   ------------     -----------   -----------

            Total adjustments                                       (20,032,381)      7,620,993       195,570
                                                                   ------------     -----------   -----------

             Net cash (used in) provided by operating activities    (12,259,690)     11,852,204     1,557,776
                                                                   ------------     -----------   -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                    (1,168,386)       (336,046)     (709,823)
Purchases of trademarks                                                 (82,122)        (17,467)      (50,178)
Cash paid in acquisitions:
  Fred Hayman Beverly Hills                                              -           (2,000,000)       -
  Perry Ellis                                                            -           (7,500,000)       -
  Alexandra de Markoff                                               (8,608,000)         -             -
  Bal a Versailles                                                   (1,697,500)         -             -
Purchases of treasury stock                                              -             (133,472)       -
                                                                   ------------     -----------   -----------

             Net cash used in investing activities                  (11,556,008)     (9,986,985)     (760,001)
                                                                   ------------     -----------   -----------

Cash flows from financing activities:
Proceeds (payments) - overdraft facilities                              145,450        (481,929)      242,636
Proceeds (payments) - receivable financing facilities                   579,731        (348,082)     (657,791)
Proceeds - notes payable Distr. de Perfumes Senderos                    674,722          -             -
Proceeds - notes payable related parties                                300,000          -             -
(Payments) proceeds - notes payable to Finova Capital Corp.            (127,352)      4,015,729        -
Payments to National Bank of Kuwait                                    (560,000)     (2,040,000)     (150,000)
Proceeds from Eagle Bank                                                401,378          81,014        -
Payments to Sanofi Beaute, Inc.                                      (5,501,535)       (947,335)       -
Payments to Fred Hayman Beverly Hills                                  (202,480)     (2,770,027)       -
Payments - other notes payable                                           -              (29,969)     (195,999)
Proceeds - 7% debentures, net                                         3,666,000          -             -
Proceeds - 5% debentures, net                                        14,614,500          -             -
Proceeds from issuance of common stock, net                           9,771,094         500,833        80,610
                                                                   ------------     -----------   -----------

             Net cash provided by (used in) financing activities     23,761,508      (2,019,766)     (680,544)
                                                                   ------------     -----------   -----------


Effect of exchange rate changes on cash                                  91,500         417,968      (147,893)
                                                                   ------------     -----------   -----------

Net increase (decrease) in cash and cash equivalents                     37,310         263,421       (30,662)
Cash and cash equivalents, beginning of year                            302,113          38,692        69,354
                                                                   ------------     -----------   -----------

Cash and cash equivalents, end of year                             $    339,423     $   302,113   $    38,692
                                                                   ============     ===========   ===========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1996, 1995 AND 1994



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A. NATURE OF BUSINESS

   Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is a manufacturer and distributor of prestige fragrances, cosmetics and beauty related products.

B. PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Parlux Fragrances, Inc., Parlux S.A., a wholly-owned French subsidiary (S.A.) and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

C. REVENUE RECOGNITION

   Revenue is recognized when the product is shipped to a customer.
   Estimated amounts for sales returns and allowances are recorded at the time of sale.

D. ACCOUNTING ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the Company's reserve for doubtful accounts, sales returns and allowances, inventory obsolescence and periods of amortization for trademarks, licenses and goodwill. Actual results could differ from those estimates.

E. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes product costs and handling charges, including the allocation of the Company's applicable overhead.

F. BARTER SALES AND CREDITS

   The Company has sold certain of its products to a barter broker in exchange for advertising that the Company will use. The Company defers the gross margin on barter sales until the advertising is used.

   The estimated value of the advertising is recorded as a prepaid expense on the Company's balance sheet at the time such inventory is sold, net of unearned income equal to the amount of advertising credits minus the related cost of goods sold. As advertising credits are used by the

   Company, advertising and promotional expense is charged for the advertising credits used, unearned income is debited and cost of goods sold is credited. As a result, as the advertising credits are used, aggregate cost of goods sold as a percentage of net sales decreases and gross margin as a percentage of net sales increases.


G. EQUIPMENT AND LEASEHOLD IMPROVEMENTS
   Equipment and leasehold improvements are carried at cost. Equipment is depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease period. Repairs and maintenance charges are expensed as incurred, while betterments and major renewals are capitalized.


H. TRADEMARKS, LICENSES AND GOODWILL
   Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization at March 31, 1996 of trademarks, licenses and goodwill was $983,499 ($424,694 at March 31, 1995).

I. ADVERTISING COSTS
   Advertising and promotional expenditures are charged to operations as incurred. These expenditures include print and media advertising as well as in-store promotions.


J. INCOME TAXES
   The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

   Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

K. FOREIGN CURRENCY TRANSLATION
   The assets and liabilities of S.A. are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity.

   Both realized and unrealized gains and losses arising from foreign currency transactions are recorded in the statement of income.

L. FAIR VALUE OF FINANCIAL INSTRUMENTS
   The Company's financial instruments consist primarily of instruments whose fair value approximates their carrying value.

M. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
   On October 26, 1995, the Company announced a two-for-one stock split effected in the form of a dividend to shareholders of record as of November 3, 1995 (the stock split). All references to share and per share data within the financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

   Fully dilutive earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 10,924,808, 9,014,808 and 6,697,790 for the years ended March 31, 1996, 1995 and 1994, respectively. The modified treasury stock method was used during 1994 and 1995 to determine the dilutive effect of the options, warrants, and convertible debentures since the number of shares of common stock issuable upon their exercise exceeds
   20% of the outstanding common shares.

   Assuming the convertible debentures issued by the Company during fiscal 1996, and converted into common stock through June 24, 1996, had been converted into common stock upon issuance, the Company would have had primary earnings per common and common equivalent share during fiscal 1996 of $0.72. Such supplemental primary earnings per common and common equivalent share is based on the number of common and common equivalent shares used in the calculation of primary earnings per common and common equivalent share (10,682,206) plus the number of weighted average shares into which the convertible debentures were converted (38,597), after giving effect to the after tax interest savings of $104,099 for fiscal 1996 resulting from such pro forma conversion.


N. STOCK BASED COMPENSATION
   In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation (SFAS123). SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company will adopt the provisions of SFAS 123 for the year ending March 31, 1997. Upon adoption, the Company intends to retain the intrinsic value method of accounting for stock based compensation, which it currently uses.

O. CASH FLOW INFORMATION
   The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.


   Supplemental disclosures of cash flow information follow:

                        1996       1995      1994
                     ----------  --------  --------
   Cash paid for:
   Interest          $1,940,179  $990,859  $610,924
                     ==========  ========  ========
   Income taxes      $1,390,076  $162,372  $106,037
                     ==========  ========  ========



   In addition to the barter transactions discussed in Note 8 (D), the following non-cash transactions were entered into:

   Year ended March 31, 1996:

   - Acquisition of the Alexandra de Markoff cosmetic line and the Bal a' Versailles fragrance lines were partially funded through the issuance of common stock and notes payable, respectively, as discussed in
         Note 5.

   - Notes payable and accrued interest in the amount of $792,603 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

   Year ended March 31, 1995:

   - Acquisitions of the Fred Hayman and Perry Ellis fragrance lines which were partially financed through the issuance of common stock and notes payable as discussed in Note 5.

   Year ended March 31, 1994:

   - Repayment of accounts payable and accrued expenses totaling $76,200 in connection with the exercise of outstanding options and warrants for 44,000 shares of common stock.

P.   RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 1996 presentation.

2.   INVENTORIES


   The components of inventories are as follows:

                                                     March 31,
                                                     ---------
                                                  1996         1995
                                              -----------  -----------
        Finished products                     $13,477,055  $ 6,582,102
        Components and packaging material      17,306,010    9,412,855
        Raw material                            4,979,505      968,049
                                              -----------  -----------
                                              $35,762,570  $16,963,006
                                              ===========  ===========


   The above amounts are net of reserves for potential inventory obsolescence of $1,200,000 and $686,000 at March 31, 1996 and 1995,
   respectively.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS


   Prepaid expenses and other current assets are as follows:

                                              March 31,
                                              ---------
                                            1996        1995
                                         ----------  ----------
   Promotional supplies                  $2,903,611  $1,965,493
   Advances to vendors                    1,463,007     153,930
   Deferred tax assets                      816,552     628,504
   Prepaid advertising                      424,000     152,000
   Advertising barter credits, net        1,059,332   1,459,121
   Other                                    522,711     549,273
                                         ----------  ----------
                                         $7,189,213  $4,908,321
                                         ==========  ==========

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Equipment and leasehold improvements are comprised of the following:



                                                                   Estimated
                                                                 ------------
                                             March 31,           useful lives
                                             ---------           ------------
                                        1996          1995        (in years)
                                        ----          ----       ------------
   Molds and equipment              $ 4,593,621    $ 3,492,875       3-7
   Furniture and fixtures               840,908        639,206        5
   Leasehold improvements               126,756        155,694       5-7
   Vehicles                               6,260          6,575        3
                                    -----------    -----------
                                      5,567,545      4,294,350
   Less: accumulated
   depreciation and
     amortization                    (3,091,626)    (2,250,592)
                                    -----------    -----------
                                    $ 2,475,919    $ 2,043,758
                                    ===========    ===========

   Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31,1996, 1995 and 1994 was $1,007,522, $560,771 and
   $498,582, respectively.

5. ACQUISITIONS


   On March 19, 1996, the Company consummated the acquisition of the trademarks and certain inventory for the Bal a' Versailles (BAV) fragrance and beauty products brand name from Parfums Jean Desprez, S.A., pursuant to a letter of intent entered into on January 11, 1996.

   At closing, the Company provided as consideration $1,697,500 in cash and $2,553,360 in the form of non-interest bearing promissory notes due in varying installments through August 1996.

   The estimated fair value of the assets acquired is summarized as follows:

       Goodwill, licenses and trademarks            $2,772,500
       Inventories                                     978,360
       Covenant-not-to-compete                         300,000
       Molds and other fixed assets                    200,000
                                                    ----------
         Fair value of assets acquired              $4,250,860
                                                    ==========

   On December 27, 1995, the Company consummated the acquisition of substantially all of the assets of Alexandra de Markoff (AdM), a prestige cosmetic line, pursuant to an asset purchase agreement entered into on September 21, 1995 between the Company and Revlon Holdings, Inc. (Revlon).

   Parlux acquired from Revlon certain inventories and fixed assets and the rights in certain trademarks relating to AdM. Parlux provided as consideration $8,608,000 in cash, 424,000 shares of common stock valued at $3,392,000 and agreed to accept returns and allowances in excess of $100,000 related to sales of AdM products by Revlon prior to December 27, 1995. In addition, the Company granted Revlon an option to purchase 176,000 shares of the Company's common stock, until June 30, 1996, at an exercise price of $8.00 per share.

The estimated fair value of the net assets acquired is summarized as follows:



        Goodwill, licenses and trademarks          $10,267,000
        Advance for future inventory purchases       4,000,000
        Molds and other fixed assets                    85,000
        Reserve for sales returns and allowances    (2,000,000)
                                                   -----------
             Fair value of net assets acquired     $12,352,000
                                                   ===========

In December 1994, the Company consummated the acquisition of the license for the worldwide manufacturing and distribution rights and for the use of the trademarks associated with the Perry Ellis International, Inc. (Perry Ellis) line of fragrances and beauty products pursuant to an Asset Purchase Agreement entered into in October 1994 between the Company and Sanofi Beaute, Inc., the prior holder of the Perry Ellis fragrances license. In addition to the acquisition of the license, which is renewable every two years if the Company meets certain average sales levels, Parlux acquired from Sanofi: a) the assets, rights, claims and contracts relating to the brands Perry Ellis for Men(R) and 360(degree) Perry Ellis(R) (the Brands), b) certain inventories relating to the Brands, c) certain fixed assets relating to the Brands, and d) the ownership rights in certain trademarks relating to the Brands.

At closing, the Company provided as consideration, $7,500,000 in cash and $6,535,660 in the form of a one-year promissory note, bearing interest at 7% and secured by the assets acquired under the Purchase Agreement.

The estimated fair value of the assets acquired is summarized as follows:



       Goodwill, license and trademarks                              $ 7,500,000
       Inventories                                                     4,528,925
       Promotional supplies                                            1,073,135
       Molds and other fixed assets                                      933,600
                                                                     -----------
            Fair value of assets acquired                            $14,035,660
                                                                     ===========

In June 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH) pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division, including inventory, accounts receivable molds and other assets. In addition, FHBH granted Parlux an exclusive 55-year, royalty free license to use FHBH's United States Class 3 trademarks for Fred Hayman(R), 273(R), Touch(R), With Love(R), and Fred Hayman Personal Selections(R) and the corresponding international registrations.

In consideration for the purchased assets, the Company provided the following to the seller: (i) payment of $2,000,000 in cash, (ii) issuance of 1,000,000 shares of the Company's common stock (approximately $2,200,000 market value at date of closing), (iii) delivery of a short-term non-interest bearing note in the amount of $2,544,942 and (iv) delivery of a 10-year 7.25% note in the amount of $5,950,774. In addition, the Company granted FHBH warrants to purchase 200,000 shares of the Company's common stock, for a five-year period, at an exercise price of $2.13 per share.

The estimated fair value of the net assets acquired is summarized as follows:

            Accounts receivable, net                 $ 2,252,796
            Inventories                                6,461,236
            Prepaid promotional supplies
              and expenses                             1,407,897
            Molds                                        477,894
            Goodwill                                   2,655,719
            Accounts payable and other
             liabilities                                (559,827)
                                                     -----------
               Fair value of net assets acquired     $12,695,715
                                                     ===========

Goodwill, licenses and trademarks recorded in connection with these acquisitions are being amortized over 25 years.


On January 31, 1996, The Company entered into an agreement to purchase all of the assets and assume certain liabilities of Richard Barrie Fragrances, Inc.
(RBF) for a combination of $750,000 in cash and 370,000 shares of Parlux common stock. The agreement is subject to the approval of RBF's board of directors, shareholders and convertible note holders. The Company anticipates that, if the agreement is approved, closing would take place prior to June 30, 1996.

6.   BORROWINGS

             The composition of debt is as follows:

                                                 March 31, 1996        March 31, 1995
                                                 --------------        --------------
Note payable to FHBH, secured by the
acquired licensed trademarks, interest
at 7.25%, payable in equal monthly
installments of $69,863 including
interest, through June 2004                         $5,173,209         $ 5,725,689

Revolving credit facility payable to
Finova Capital Corporation, interest at
Citibank N.A. prime rate (8.25% at
March 31, 1996) plus 2%,  payable on
December 27, 1997, net of restricted cash
of $884,464 and $273,587 at March 31, 1996
and 1995, respectively                               3,888,378           4,015,729

Notes payable to Parfums Jean Desprez,
non-interest bearing, payable in installments
through August 1996                                  2,553,360                  --

Note payable to Distribuidora de
Perfumes Senderos, Ltda., unsecured,
interest at 12%, $500,000 repaid in May
1996, balance due September 30, 1996                   674,722                  --

Unsecured $500,000 line of credit payable to
Eagle National Bank, interest at the bank's
prime rate plus 2%, due August 1, 1996                 482,392              81,014

Unsecured notes payable to related parties,
interest payable monthly at 11%, due
September 30, 1996                                     700,000             400,000

Note payable to Sanofi Beaute, Inc., secured
by the acquired inventory and license
agreement with Perry Ellis International, Inc.,
interest at 7%, payable in equal monthly
installments of $565,509, including interest,
through December 31, 1995                                   --           5,588,325

Loan payable to NBK, interest at the bank's
prime rate plus 1.5%, secured by
shareholders' deposits, paid in varying
installments through February 1996                          --             560,000

Overdraft facilities, interest from 10.25% to
10.75%, payable on demand (1)                                   646,368      500,918

Receivable financing facilities, interest at 9.25%
to 10.25%, payable on demand  (1)                             1,921,876    1,342,145

Note payable to stockholder, interest at 10%,
repaid in May 1996 (1)                                          148,544      560,291

Other notes payable                                              70,307       18,869
                                                            -----------  -----------
                                                             16,259,156   18,792,980
Less: long-term borrowings                                  (4,694,239)   (5,280,689)
                                                            -----------  -----------
Short-term borrowings                                       $11,564,917  $13,512,291
                                                            ===========  ===========
(1) Denominated in French francs

In December 1994, the Company entered into a Loan and Security Agreement (the Credit Agreement) with Finova Capital Corporation (Finova), pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, as defined in the Credit Agreement, on a revolving basis for a three-year period, up to $5,000,000, at an interest rate of 2% in excess of Citibank, N.A. "base or prime rate". Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidation without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until August 29, 1996.

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ("NBK") by paying NBK approximately $2,120,015, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released the Company from all outstanding liabilities and guarantees owed to NBK, except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility is fully cash collateralized by certain shareholders' deposits. In addition, the shareholders have signed a subordination agreement in connection with the Credit Agreement. During the year ended March 31, 1996, the Company repaid the $560,000 term loan.

The Company has overdraft and trade financing facilities aggregating 15,450,000 French francs (approximately $3,060,000 as of March 31, 1996). These credit facilities are renewed annually.


On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2,400,000 loan agreement with Revlon. The loan was repaid on December 27, 1995 upon closing of the AdM transaction.

   In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribuidora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and was due on February 23, 1996. The Company borrowed a total of $674,722 under the agreement and repaid $500,000 in May 1996, with the balance being extended to September 30, 1996.

   In June 1995, the Company borrowed $300,000 from an individual related to the Company's Chairman of the Board. The unsecured note bears interest at 11% per annum and is due on September 30, 1996.

   Future maturities of borrowings are as follows (in 000's):


                                     For the year ending March 31,
                                     ----------------------------
                                      1997        $11,565
                                      1998            515
                                      1999            553
                                      2000            594
                                      2001            639
                                      Thereafter    2,393
                                                  -------

                                      Total       $16,259
                                                  =======


7. CONVERTIBLE DEBENTURES

   During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures (the Debentures), pursuant to regulation S with maturities between one and two years. The Debentures are convertible into shares of the Company's common stock at 85% of the average closing price of the stock over a five-day period prior to conversion.

   As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock and $10,000,000 of the 5% Debentures and $1,700,000 of the 7% Debentures were outstanding. Subsequent to March 31, 1996, an additional $10,950,000 have been converted into 1,257,667 shares of common stock. Accordingly, these $10,950,000 of Debentures have been classified as long-term in the accompanying consolidated balance sheet at March 31, 1996.

   During April and May 1996, the Company issued an additional $13,000,000 in 5% Debentures with the same conversion features and terms as those issued above, of which $3,000,000 have been converted into 308,727 shares of common stock during June 1996.

8. COMMITMENTS


   A. LEASES:


      The Company leases its office space and certain equipment in both the U.S. and France under operating leases expiring on various dates through the year ending October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1996, 1995 and 1994 was approximately $916,000, $568,000 and $422,000, respectively.

      At March 31, 1996, the minimum annual rental commitments are as follows (in 000's ):


                        For the year ending March 31,
                        -----------------------------
                        1997         $1,052
                        1998          1,055
                        1999          1,048
                        2000          1,033
                        2001            705
                        Thereafter    2,580
                                      -----

                        Total        $7,473
                                     ======



   B. LICENSE AND DISTRIBUTION AGREEMENTS:

      The Company holds the following exclusive worldwide licenses to manufacture and sell fragrance and other related products:

           Perry Ellis
           Vicky Tiel
           Todd Oldham
           Phantom of the Opera

      Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates through 1998 and are subject to renewal.

      In May 1995, the Company terminated its license agreement with Francesco Smalto for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales of Smalto fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996.

   The Company believes it is presently in compliance with all material obligations under the above agreements. The Company expects to incur continuing obligations for advertising and royalty expense under these license agreements. The minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000's):



                         Fiscal year ending
                         ------------------
                         March 31,             1997    1998
                         ---------           ------  ------
                         Advertising         $6,781  $5,936
                         Royalties           $  828  $  440


C. TRADEMARKS:


   Though various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, DANIEL DE FASSON, DECADENCE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties. The Company also has the rights to license these trademarks, other than FHBH, for all classes of merchandise.

D.   BARTER ARRANGEMENTS:

   In June 1991, the Company entered into a barter arrangement (the Barter Agreement) for which the Company would receive advertising credits in exchange for its inventory of JOAN COLLINS products. The final sale of these products was completed in June 1993.

   The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):



                                                            1996      1995    1994
                                                          ------  --------  ------
   Prepaid advertising at March 31,
   net of deferred income of
   $287, $643 and $1,509 in 1996, 1995
   and 1994, respectively                                 $  660  $    989  $1,714
                                                          ======  ========  ======


   Barter sales for the  year ended
   March 31                                               $  ---  $    ---  $1,285
                                                          ======  ========  ======

   Advertising credits used for the year ended March 31   $  684  $  1,592  $1,154
                                                          ======  ========  ======

   Deferred income recognized for
   the year ended March 31                                $  355  $    866  $  619
                                                          ======  ========  ======

   In connection with the June 1994 FHBH acquisition, the Company acquired $471,000 of advertising credits of which $72,000 has been utilized during the year ended March 31, 1996. The Company expects to be able to fully utilize all of these barter advertising credits as part of its normal ongoing advertising expenditures.


E. EMPLOYMENT AND CONSULTING AGREEMENTS:

   The Company has employment contracts with certain officers and employees which expire from April 1997 through January 1998. Minimum commitments under these contracts are as follows (in 000's):


                         For the year ending March 31,
                         -----------------------------
                         1997          $1,291
                         1998             288
                                       ------
                                       $1,579
                                       ======


   In connection with the employment contracts, warrants to purchase
   1,190,000 shares of common stock, at prices ranging from $1.50 to $7.50 have been issued. These warrants are exercisable for a ten-year period from the date of grant and vest over the term of the applicable contracts through January 1998. During the year ended March 31, 1996, 28,000 warrants were exercised. As of March 31, 1996, an additional 772,000 of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants issued to key employees would double in the event of a change in control.

   On April 1, 1994, the Company entered into a three-year consulting agreement with Cosmix, Inc., a company owned by Mr. Frederick Purches, the Vice Chairman of the Board, which provides for monthly payments of $8,333. The agreement calls for Mr. Purches to spend substantial time to assist the Company in the areas of banking, SEC and stockholder relations, financial planning, assessment and coordination of acquisitions and divestiture, and any other similar activities which may be assigned by the Board of Directors. Mr. Purches receives certain insurance benefits as a part of his agreement, and has received 90,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract, of which 60,000 warrants have been exercised during the year ended March 31, 1996.

   On April 1, 1994, the Company entered into a three-year consulting agreement commencing June 1, 1994, with Cambridge Development Corporation, a company owned by Mr. Albert F. Vercillo, who is a director of the Company. The Agreement calls for Mr. Vercillo to devote substantial time to the Company in the areas of U.S. and international financial analysis and planning. Cambridge Development Corporation receives $4,500 a month and Mr. Vercillo receives certain insurance benefits, and has received 30,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract.

   On April 1, 1994, the Company entered into a consulting agreement with its former President, which provides for monthly payments of $16,667 through September 30, 1997. In addition, the former President had previously received warrants to purchase
   500,000 shares of common stock, at an exercise price of $1.875 per share.

   All of the previously described warrants were issued at the market value of the underlying shares at the date of grant and reflect the two-for-one stock split effected as of November 3, 1995.

   Contingent upon the closing of the proposed acquisition of RBF, the Company has entered into employment agreements with four RBF employees through March 31, 1999. Minimum commitments under these agreements are approximately $575,400, $575,400 and $575,400 for the fiscal years ending March 31, 1997, 1998 and 1999, respectively. In addition, these employees were issued warrants to purchase a total of 210,000 shares of common stock at $6.75 per share that vest equally over the three year period.


9. FOREIGN SUBSIDIARY


   The following amounts relate to the Company's wholly-owned subsidiary, Parlux
   S.A.:

                       As of and for the year ended March 31,
                     -----------------------------------------
                         1996           1995           1994
                     -----------    -----------    -----------
   Total assets      $ 9,458,774    $10,607,585    $11,248,450
   Working capital     2,115,755      1,112,504        447,107
   Equity              2,229,714      1,506,057        970,028
   Net Sales:
   Trade               9,101,611      7,219,601      8,225,259
   Affiliates          2,742,211        336,195        191,425
   Intercompany        4,258,054      4,845,524      5,296,957
                     -----------    -----------    -----------
   Total             $16,101,876    $12,401,320    $13,713,641
                     ===========    ===========    ===========
   Net income        $   887,163    $   319,535    $   122,025
                     ===========    ===========    ===========

Prior to 1996, foreign sales were principally made by Parlux S. A. During the year ended March 31, 1996, sales to foreign customers from the Company's domestic subsidiary amounted to approximately $19,000,000. At March 31, 1996, trade receivables from foreign customers amounted to approximately $5,753,000.

10. INCOME TAXES


    The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) in the first quarter of the fiscal year ended March 31, 1995. The Company provided a valuation allowance for the full amount of the deferred tax asset at April 1994 and, therefore, adoption of this statement did not materially impact the financial statements.


    Income tax expense is as follows:

                                 Years Ended March 31,
                                 --------------------
                                 1996          1995         1994
                            ----------    ----------    ---------
    Current taxes:
      U.S. Federal          $3,764,477    $1,570,504     $ 30,000
      U.S. state and
       local                   472,360       175,000       63,008
      Foreign income
       taxes                   531,161       162,000       62,120
                             ---------    ----------     --------
                             4,767,998     1,907,504      155,128
    U.S. Federal deferred
      tax benefit               (4,184)     (628,504)           -
                            ----------    ----------     --------
    Income tax expense      $4,763,814    $1,279,000     $155,128
                            ==========    ==========     ========

   A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                        1996    1995     1994
                                        ----   -----    -----
   Tax at statutory rate                35.0%   35.0%    34.0%
   Utilization of net operating
    loss carry forward
   Valuation allowance                     -    (4.3)%  (34.7)%
    recognition                            -   (11.0)%     -
   Non-deductible items                   .3%     .8%     3.9%
   Incremental foreign taxes              .3%    (.1)%    4.1%
   State and local taxes                 2.4%    2.0%     2.9%
                                        ----   -----    -----
                                        38.0%   22.4%    10.2%
                                        ====   =====    =====

   Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:

                                                                 March 31,
                                                                 ---------
                                                         1996             1995
                                                         ----             ----
   Allowance for doubtful accounts, sales returns and
    allowances                                         $653,000       $420,000
   Reserve for inventory obsolescence                   188,000        145,000
   Other, net                                           (24,448)        63,504
                                                       --------       --------
          Total deferred tax assets                    $816,552       $628,504
                                                       ========       ========

   Deferred tax liabilities related to
    depreciation and amortization                      $183,864       $      -
                                                       ========       ========


   During fiscal 1995, the Company utilized approximately $700,000 of net operating loss carryforwards to offset current U.S. taxable income. A valuation allowance for 100% of these net operating loss carryforwards had been established at March 31, 1994. Additionally, during fiscal 1995, the Company reversed $544,000 of valuation allowances on deferred tax assets at March 31, 1994, as a result of the expected recoverability of such deferred tax assets in the future.

   In June 1996, the Company received a notification from the Internal
   Revenue Service informing the Company that its federal income tax return for the year ended March 31, 1994 would be audited. Management believes that the outcome of this audit will not have a material effect on the Company's financial position or results of operations.

11. COMMON STOCK


   At various dates since April 1989, the Company has issued, in addition to the warrants described in Note 8 (E), a total of 738,000 warrants to key employees and/or consultants to purchase the Company's common stock at an exercise price of $1.87 per share.
In March 1993, Mr. Gerard Semhon, in exchange for an amount due him of $180,000, exercised warrants to acquire 96,000 registered shares and Mr. Fred Purches exercised warrants for the acquisition of 28,000 unregistered shares in exchange for cash and amounts due him of $47,000. In September 1993, Mr. Semhon exercised his remaining warrants to acquire 24,000 registered shares in
exchange for amounts due him of $45,000.   Accordingly, as of March 31, 1995,
540,000 of these warrants remained outstanding.   The underlying shares
related to the unexercised warrants had not been registered.

In September 1990, in connection with a long-term loan, the Company issued 100,000 warrants to Mr. Boris Lekach which were exercisable at $2.00 per share. Mr. Boris Lekach is related to Mr. Ilia Lekach, the Company's Chief Executive Officer.

In March 1991, the Company issued warrants to Deco Distribution Group, Inc.
(Deco) to acquire 1,100,000 shares of common stock in accordance with an Asset
Acquisition Agreement of the same date.   The warrants were exercisable
through March 1, 2001 at an exercise price of $2.00 per share.

In May 1995, the Company extended a discount of $0.75 per share to those holders of warrants issued in connection with the FHBH and Deco acquisitions, as well as the loan to Mr. Boris Lekach, if the holders would exercise by May 31, 1995. The exercise period was subsequently extended to July 31, 1995. These warrant holders exercised all of their warrants into 1,400,000 shares of common stock, increasing stockholders' equity by approximately $2,300,000.

In June 1995, in connection with a long-term loan, the Company issued warrants to acquire 60,000 unregistered shares of common stock to Mr. F. Lekach, which are exercisable at $6.94 per share for a two-year period. Mr. F. Lekach is related to Mr. Ilia Lekach, the Company's Chief Executive Officer.

In June 1993, in recognition of continuing financial support, personal guarantees and pledged deposits in connection with the NBK loan, the Company issued 52,916 warrants to Mr. Zouheir Beidoun, a Director of the Company, at an exercise price of $1.75. These warrants, along with an additional 200,000 warrants issued during 1991, were exercised during February 1996, whereby a portion of the note payable to Mr. Beidoun, including accrued interest payable, was converted to equity.

The following table summarizes the activity for the warrants outstanding under the commitments disclosed in Note 8(E) and the warrants described above after the retroactive effect of the stock split:

                               Amount     Exercise Price
                            ------------  --------------
Balance at March 31, 1993    1,614,000       $1.87-$2.00
Issued                         452,916       $1.50-$1.87
Exercised                      (24,000)            $1.87
                            ----------
Balance at March 31, 1994    2,042,916       $1.50-$2.00
Issued                       1,530,000       $1.75-$3.12
Exercised                            -                 -
                            ----------
Balance at March 31, 1995    3,572,916       $1.50-$3.12
Issued                         307,978       $3.75-$4.06
Exercised                   (1,830,916)      $1.62-$2.06
                            ----------
Balance at March 31, 1996    2,049,978       $1.50-$8.11
                            ==========

12. STOCK OPTION AND OTHER PLANS

   The Company has adopted a Stock Option Plan and a 1989 Stock Option Plan (collectively, the "Plan") and has reserved and registered 250,000 shares of its Common Stock for issue thereunder. Options for most of the shares in the Plan may qualify as "incentive stock options" under the Internal Revenue Code. The shares are also available for distribution pursuant to options which do not so qualify. Under the Plan, options can be granted to eligible officers and key employees at not less than the fair market value of the shares at the date of grant of the option (110% of the fair market value for 10% or greater stockholders).

   Options which do not qualify as "incentive stock options" may also be granted to consultants. Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise.

   On June 20, 1995, the Company granted to various employees additional options to acquire 24,500 shares of common stock at $5.75, the closing bid price of the stock on June 19, 1995. These options are exercisable at the rate of 25% per annum beginning June 20, 1996. Concurrently, 5,500 options were canceled through employee resignations.

   As of March 31, 1996, and since the inception of the Plan, options have been issued, net of cancellations, to purchase 242,592 shares at exercise prices ranging from $1.06 to $2.32 per share. Through March 31, 1996, 159,592 options had been exercised under the Plan.

   The following table summarizes the activity for options covered by the Plan after the retroactive effect of the stock split:


                                         Amount    Exercise Price
                                         ------    --------------
   Balance at March 31,1994              118,674   $1.06 - $ 2.32
   Issued                                 10,000           $ 2.19
   Exercised                             (38,050)  $1.06 - $ 1.87
   Canceled                               (6,274)  $1.06 - $ 1.44
                                        --------
   Balance at March 31, 1995              84,350   $1.06 - $ 2.19
   Issued                                 24,500           $ 5.75
   Exercised                             (22,350)  $1.06 - $ 2.19
   Canceled                               (5,500)  $1.44 - $5.75
                                        --------
   Balance at March 31, 1996              81,000   $1.06 - $ 5.75
                                        ========

   As of March 31, 1996, options to purchase 81,000 shares are outstanding, of which 36,000 are currently exercisable and 22,000 are exercisable during the year ending March 31, 1997.

   During June 1993, the Company established a 401-K plan covering substantially all of its U.S. employees. No Company contribution was made during the year. Commencing on April 1, 1996, the Company has agreed to match 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

13. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


   For the year ended March 31, 1995, the number of shares of common stock issuable upon exercise of outstanding options and warrants, in the aggregate, exceeds 20% of the number of common shares outstanding. Accordingly, the modified treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share.

   Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

                      Primary                                 1996              1995
                      -------                                 ----              ----
   Net income                                              $ 7,772,691       $4,231,211
   Add - reduction of interest expense                         104,099  (1)     237,585  (3)
                                                           -----------       ----------
   Adjusted for per share computation                      $ 7,876,790       $4,468,796
                                                           ===========       ==========
   Number of shares:
   Weighted average shares outstanding                       8,791,749        6,696,890
   Add - net additional shares issuable                      1,890,857        2,317,918
   Weighted average shares used in the per                 -----------       ----------
   share computation                                        10,682,606  (2)   9,014,808  (4)
                                                           ===========       ==========
   Earnings per common and common equivalent
   share                                                   $      0.74       $     0.50
                                                           ===========       ==========

                   Fully diluted                              1996              1995
                   -------------                           -----------       ----------
   Net income                                              $ 7,772,691       $4,231,211
   Add - reduction of interest expense                         104,099  (1)      77,317  (3)
                                                           -----------       ----------
   Adjusted for per share computation                      $ 7,876,790       $4,308,528
                                                           ===========       ==========
   Number of shares:
   Weighted average shares outstanding                       8,791,749        6,696,890
   Add - net additional shares issuable                      2,133,059        2,317,918
   Weighted average shares used in the per                 -----------       ----------
   share computation                                        10,924,808  (2)   9,014,808  (4)
                                                           ===========       ==========
   Earnings per common and common equivalent
   share                                                   $      0.72       $     0.48
                                                           ===========       ==========

   (1) Reduction of interest expense assumes that the Debentures were converted into shares of common stock on the date of their issuance. Accordingly, no interest expense on the Debentures would have been incurred.

   (2) Assumes exercise or conversion of outstanding common stock equivalents (options, warrants and convertible debentures) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock from exercise proceeds. The assumed repurchase of common stock is based on the average price of the Company's common stock during the period for primary and the end of period price for fully diluted.

   (3) Reduction of interest expense assumes that proceeds from the exercise of stock options and warrants, after the assumed repurchase of 20% of the weighted average common shares outstanding, were used to repay debt at the beginning of the period.

   (4) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock. The assumed repurchase of common stock was limited to 20% of the weighted average common shares outstanding and is based on the average price of the Company's common stock during the period for primary and the end of period price for fully diluted.

14. RELATED PARTY TRANSACTIONS, SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK


   The Company had sales of approximately $26,187,000, $15,230,000 and $12,410,000 during the fiscal years ended March 31, 1996, 1995 and 1994, respectively, to Perfumania, Inc. (Perfumania), a company affiliated with the Company's Chairman and Chief Executive Officer. Net amounts due from Perfumania amounted to $13,482,000 and $4,894,000 at March 31, 1996 and 1995, respectively.

   No unaffiliated customer accounted for more than 10% of the Company's sales during the years ended March 31, 1996 and 1995. During the year ended March 31, 1994, the Company had sales of approximately $2,760,000 or 10.9% of net sales, to an unaffiliated customer.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 1996 and 1995 (in thousands, except per share amounts).


                                                                            Quarter Ended
                                         --------------------------------------------------------------------------
                                          June 30,             September 30,        December 31,         March 31,
                                          1995                 1995                 1995                 1996
                                         ------------         --------------        ------------        -----------
Net sales                                $10,209              $13,925              $23,834              $19,759
Gross margin                               7,076                8,495               13,687               10,029
Net income                                 1,142                1,508                2,991                2,132
Earnings per common and
  common equivalent share:
    Primary                              $  0.13              $  0.15              $  0.29              $  0.17
    Fully diluted                        $  0.13              $  0.15              $  0.29              $  0.15



                                                                          Quarter Ended
                                         ------------------------------------------------------------------------
                                          June 30,             September 30,        December 31,         March 31,
                                          1994                 1994                 1994                 1995
                                         ------------         --------------        ------------        ---------
Net sales                                $ 6,492              $ 7,609              $12,356              $11,752
Gross margin                               3,992                4,437                6,635                8,188
Net income                                   623                  740                1,228                1,640
Earnings per common and
  common equivalent share:
    Primary                              $  0.09              $  0.09              $  0.14              $  0.18
    Fully diluted                        $  0.09              $  0.09              $  0.14              $  0.16

NOTE:   Earnings per common and common equivalent shares have been retroactively adjusted for the effect of the November 1995 two-for-one stock split.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                       Additions
Description                      Balance at            charged to                             Balance at
                                 beginning of          costs and             Deductions       end of
                                 period                expenses                               period
- ---------------------------------------------------------------------------------------------------------
Year ended
March 31, 1996
- --------------

Reserve for doubtful
accounts and sales
returns &
allowances                      $2,055,413            $6,548,444             $6,482,612  (1)     $2,121,245

Reserve for inventory
shrinkage and obsolescence      $  685,629               688,626 (3)            174,255          $1,200,000



Year ended
March 31, 1995
- --------------

Reserve for doubtful
accounts and sales
returns &
allowances                      $  741,951            $2,001,601             $  688,139  (2)     $2,055,413

Reserve for inventory
shrinkage and obsolescence      $  200,000            $  485,629 (4)                             $  685,629

Year ended
March 31, 1994
- --------------

Reserve for doubtful
accounts and sales
returns & allowances            $  772,857            $1,288,688             $1,319,594          $  741,951

     (1) Net of reserves of $1,500,000 recorded in connection with the AdM acquisition.

     (2) Net of reserves of $1,556,275 recorded in connection with the FHBH acquisition.

     (3)  Includes $600,000 recorded in connection with the AdM acquisition

     (4) Includes $303,665 recorded in connection with the FHBH and Perry Ellis acquisitions

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS

Col. A             Col. B.                Col.C                 Col.D                 Col.E                 Col.F

Category of        Balance at end of      Weighted              Maximum               Average               Weighted
aggregate          period                 average               amount                amount                average
short-term                                interest              outstanding           outstanding           interest
borrowings                                rate (4)              during the            during the            during the
                                                                period                period                period (5)
- ---------------------------------------------------------------------------------------------------------------------
March 31, 1996
Notes Payable
Banks (1)          $6,939,014             10.2%                $7,823,478            $7,361,251               12.1%

March 31, 1995
Notes Payable
Banks (2)          $6,773,394             10.3%                $6,773,394            $5,932,300               12.1%

March 31, 1994
Notes Payable
Banks (3)          $5,127,715              8.7%                $6,294,599            $4,803,080               11.5%


(1) Loans of $3,888,378 from Finova, $482,392 from Eagle National Bank, as well as overdraft and receivable facilities of $2,568,244 granted by French banks.

(2) Loans of $4,289,316 from Finova, $560,000 from the National Bank of Kuwait, $81,014 from Eagle National Bank, as well as overdraft and receivable facilities of $1,843,074 granted by French banks.

(3) Aggregate revolving credit loan from the National Bank of Kuwait of $2,600,000 and overdraft and receivable facilities granted by French banks of $2,527,715. The loan was re-classified from long-term borrowings as of July 31, 1994 reflecting the proposed repayment date of July 31, 1995.

(4) The weighted average interest rate was computed by dividing the annual interest costs based on March 31, 1996 rates by the short-term bank borrowings outstanding at March 31, 1996.

(5) The weighted average interest rate during the period was computed by dividing the actual interest expense for the year by the average short-term bank borrowings outstanding during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/Ilia Lekach
- -------------------------------------------------
Ilia Lekach, Chief Executive Officer and Chairman

Dated: June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/Zalman Lekach
- -------------------------------------------------
Zalman Lekach, President, Chief Operating Officer and Director


/s/Frank A. Buttacavoli
- -------------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Financial Officer and Director


/s/Frederick E. Purches
- -------------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/Albert F. Vercillo
- -------------------------------------------------
Albert F. Vercillo, Director


/s/Mayi de la Vega
- -------------------------------------------------
Mayi de la Vega, Director


/s/Glenn Gopman
- -------------------------------------------------
Glenn Gopman, Director