Form 10-Q
period 1996-06-30
PARLUX FRAGRANCES INC
filed 1996-08-14
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q
( Mark One )
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                  June 30, 1996
                                    Or______
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:   0-15491


PARLUX FRAGRANCES, INC.
            ( Exact name of registrant as specified in its charter )

DELAWARE                                                22-2562955
( State or other jurisdiction of             (IRS employer identification no. )
incorporation or organization )


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                 33312
( Address of principal executive offices )           ( Zip code )

Registrant's telephone number, including area code     954-316-9008


    ------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter
period that the registrant was required to file such   reports ), and ( 2 ) has
been subject to such filing requirements for the past 90 days.
                                 Yes   X    No
                                     -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes        No
                                     -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         As of August 12, 1996, 13,694,711 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages 6 to 9.

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

RECENT DEVELOPMENTS

On June 28, 1996, the Company consummated the acquisition of substantially all of the assets and assumption of certain liabilities of Richard Barrie Fragrances, Inc. ( RBF ) for a combination of cash and Parlux common stock, pursuant to an asset purchase agreement entered into on January 31, 1996. See Note C to the accompanying consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED JUNE 30, 1996 WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1995.

During the quarter ended June 30, 1996, net sales increased 84% to $18,739,627 as compared to $10,208,769 for the same period for the prior year. Of these, net sales of Parlux continued brands ( brands which the Company owned or held licenses at March 31, 1995) were $15,453,685, an increase of 51% from the prior year. Net sales of Alexandra de Markoff ( AdM ) brand cosmetics totaled $3,285,942 in the current period. The AdM brand was acquired on December 27, 1995, and accordingly, there were no sales of AdM in the prior year period.

Sales to unaffiliated parties increased 55% to $14,385,864 in the current period compared to $9,290,439 in the same period in the prior year. Sales to affiliated parties increased 374% to $4,353,763 in the current quarter compared to $918,330 in the same period in the prior fiscal year.

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

Cost of goods sold for the quarter ended June 30, 1996 increased to 34% of net sales as compared to 31% of net sales in the same period in the prior year. During the quarter ended June 30, 1995, the Company utilized advertising credits amounting to $268,000 generating $134,000 of earned income which partially offset cost of goods sold during the period. Without the effects of the Barter Agreement, cost of goods sold would have been 34% for the current quarter compared to 32% for the same quarter in the prior year. The increase was mainly attributable to the increased sales to affiliated parties which result in lower margins, offset by the reduction in costs of certain components utilized in production.

Operating expenses increased by 84% compared to the prior fiscal year from $4,832,741 to $8,872,194, but remained relatively constant at 47% of net sales. Advertising and promotional expenses increased 105% to $4,873,164 compared to $2,373,033 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. Selling and distribution costs increased by 119% to $1,851,608 in the current fiscal period as compared to $843,528 in the same period of the prior fiscal year, increasing as a percentage of net sales from 8% to 10%. This increase was mainly attributable to the hiring of its own domestic in-house sales force during the current quarter in lieu of using commissioned manufacturers representatives, and increased warehousing and space rental costs. These costs were incurred to position the Company for future growth. General and administrative expenses increased by 25% compared to the prior year period from $1,361,077 to $1,700,060 but decreased as a percentage of net sales from 13% to 9%, further reflecting the economies of scale realized from the FHBH, Perry Ellis and AdM acquisitions. Royalties increased to $447,362 for the current period compared to $255,103 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $3,581,939 or 19% of net sales for the three-month period ended June 30, 1996, compared to $2,242,912 or 22% of net sales for the comparable period in the prior year. Interest expense remained relatively constant at $487,873 in the current fiscal year as compared to $481,213 in the same period in the prior year, reflecting lower interest rates on convertible debentures outstanding during the period. Exchange gains were $25,792 in the current year as compared to $53,491 in the same period in the prior year. Income before taxes for the current fiscal year was $3,119,858 or 17% of net sales, compared to $1,815,190 or 18% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported net income of $1,934,075 or 10% of net sales for the current quarter ended June 30, 1996, as compared to $1,141,966 or 11% of net sales for the same quarter in the prior fiscal year.

Liquidity and Capital Resources

Working capital increased to $47,502,998 at June 30, 1996 from $30,800,351 at March 31, 1996. The increase during the three-month period was mainly attributable to: ( i ) During May 1996, the Company issued $10,000,000 of 5% convertible debentures, due May 1, 1998, in private placements pursuant to Regulation D. The net proceeds were used to repay current liabilities; (ii) During April 1996, the Company issued $3,000,000 of 5% convertible debentures in private placements pursuant to Regulation S. In June 1996, the debentures, plus accrued interest of $20,411, were converted into 308,727 shares of common stock, increasing working capital and stockholders' equity by approximately $2,950,000, net of placement costs; ( iii ) In connection with the RBF acquisition, the Company issued 370,000 shares of common stock to RBF, which increased stockholders' equity by $3,746,250, and, ( iv ) current period net income.

On July 2, 1996, the Company issued an additional $10,000,000 of 5% convertible debentures, due June 1, 1997, in private placements pursuant to Regulation D.

In August 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and was originally due on February 23, 1996, but was subsequently extended through September 30, 1996. In connection with the note, the Company issued warrants to purchase 53,978 shares of Parlux common stock at a price of $8.11 per share, which expire on August 21, 1997. The Company borrowed a total of $674,722 under the agreement. In May 1996, the Company paid $500,000 of this amount, leaving a balance of $174,722. This remaining balance was paid in full during August 1996.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bears interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which expire on June 27, 1997. On July 15, 1996, these warrants were exercised, effectively converting the loan to equity.

In December 1994, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with Finova Capital Corporation, pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, up to $5,000,000 at an interest rate of 2% in excess of the Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidations without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until August 29, 1996.

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,000, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and its subsidiaries, from all outstanding liabilities and guarantees owed to NBK except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility was fully cash collateralized by certain shareholders' deposits. In addition, these shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan was repaid during February 1996.

The Company is currently pursuing additional facilities, including an increase in the Credit Agreement, to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

Impact of Currency Exchange

The Company's sales and purchases are virtually all in U.S. dollars or French francs. Since approximately 5% of the Company's sales are currently manufactured in France, a strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

The Company monitors exchange rates on a daily basis and regularly seeks to evaluate long-term expectations for the French franc in order to minimize its exchange rate risk. To date, the Company has not elected to engage in currency hedging transactions.

The Company continues to centralize manufacturing in the United States which will minimize the currency exchange impact on intercompany transactions for the future.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There are no legal proceedings of any significance.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



ASSETS                                                                        June 30,       March 31,
                                                                                1996           1996
                                                                            -----------     -----------
CURRENT ASSETS:                                                             (Unaudited)
  Cash and cash equivalents                                                    $848,927         $339,423
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $3,895,000 and $2,121,000
   at June 30, 1996 and March 31, 1996, respectively                         14,282,004       10,892,347
  Trade receivables from affiliates                                          15,883,430       13,482,423
  Inventories, net                                                           42,891,277       35,762,570
  Prepaid expenses and other current assets                                   9,416,339        7,189,213
                                                                          -------------    -------------
    TOTAL CURRENT ASSETS                                                     83,321,977       67,665,976
Equipment and leasehold improvements, net                                     3,198,342        2,475,919
Trademarks, licenses and goodwill, net                                       27,226,179       24,623,417
Other                                                                           394,725          473,611
                                                                          -------------    -------------
    TOTAL ASSETS                                                           $114,141,223      $95,238,923
                                                                          =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                               $12,517,695      $11,564,917
  Convertible debentures                                                         -               250,000
  Accounts payable                                                           14,086,284       18,739,117
  Accrued expenses                                                            3,136,090        1,543,591
  Income taxes payable                                                        6,078,910        4,768,000

  Advances from customers                                                        -                -
                                                                          -------------    -------------

    TOTAL CURRENT LIABILITIES                                                35,818,979       36,865,625
Borrowings, less current portion                                              4,617,036        4,694,239
Convertible debentures                                                       10,250,000       11,450,000
Deferred tax liability                                                          183,864          183,864
                                                                          -------------    -------------
    TOTAL LIABILITIES                                                        50,869,879       53,193,728
                                                                          -------------    -------------
COMMITMENTS                                                                      -                -
                                                                          -------------    -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                          -                -
  Common stock, $0.01 par value, 15,000,000
   shares authorized, 13,638,546 and 11,456,426
   shares issued at June 30, 1996  and March 31, 1996, respectively             136,385          114,564
  Additional paid-in capital                                                 52,194,839       32,881,207
  Retained earnings                                                          10,934,724        9,000,649
  Cumulative translation adjustment                                             138,868          182,247
                                                                          -------------    -------------
                                                                             63,404,816       42,178,667
  Less - 39,000 shares of common stock in treasury, at cost                    (133,472)        (133,472)
                                                                          -------------    -------------

    TOTAL STOCKHOLDERS' EQUITY                                               63,271,344       42,045,195
                                                                          -------------    -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $114,141,223      $95,238,923
                                                                          =============    =============


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                       Three months ended June 30,
                                                       --------------------------
                                                         1996           1995
                                                       -----------   ------------
                                                              (Unaudited)
Net sales:
   Unaffiliated customers                             $14,385,864     $9,290,439
   Affiliates                                           4,353,763        918,330
                                                      -----------   ------------
                                                       18,739,627     10,208,769

Cost of goods sold                                      6,285,494      3,133,116
                                                      -----------   ------------
Gross margin                                           12,454,133      7,075,653
                                                      -----------   ------------
Operating expenses:
  Advertising and promotional                           4,873,164      2,373,033
  Selling and distribution                              1,851,608        843,528
  General and administrative                            1,700,060      1,361,077
  Royalties                                               447,362        255,103
                                                      -----------   ------------
  Total operating expenses                              8,872,194      4,832,741
                                                      -----------   ------------
Operating income                                        3,581,939      2,242,912

Interest expense and bank charges                         487,873        481,213
Exchange gains                                            (25,792)       (53,491)
                                                      -----------   ------------
Income before income taxes                              3,119,858      1,815,190

Income taxes                                            1,185,783        673,224
                                                      -----------   ------------
Net income                                             $1,934,075     $1,141,966
                                                      ===========   ============




Earnings per common and common
  equivalent share                                          $0.13          $0.12
                                                      ===========   ============





                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                 COMMON STOCK                    RETAINED
                                            ---------------------  ADDITIONAL    EARNINGS    CUMULATIVE
                                            NUMBER        PAR       PAID-IN    (ACCUMULATED  TRANSLATION   TREASURY
                                            ISSUED       VALUE       CAPITAL     DEFICIT)     ADJUSTMENT     STOCK       TOTAL
                                            --------   ----------   ---------  ------------  ------------  ---------  -----------
BALANCE at April 1, 1994                   2,861,189     $28,612   $8,868,994  ($2,959,264)    $129,258        -       $6,067,600

  Net income                                    -            -           -       4,231,211        -            -        4,231,211
  Issuance of common stock in connection
    with:
   Exercise of employee stock options         19,025         190       61,020       -             -            -           61,210
   Sale of stock in private placement        110,000       1,100      438,523       -             -            -          439,623
   Acquisition of assets                     500,000       5,000    2,195,000       -             -            -        2,200,000
  Foreign currency translation adjustment     -            -           -            -           216,495        -          216,495
  Purchase of 19,500 shares of treasury
    stock, at cost                            -            -           -            -             -        ($133,472)    (133,472)
                                          ----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCE at March 31, 1995                  3,490,214      34,902   11,563,537    1,271,947      345,753     (133,472)  13,082,667

  Net income                                    -            -           -       7,772,691        -            -        7,772,691
  Issuance of common stock upon
    exercise of:
   Employee stock options                     11,175         112       33,910       -             -            -           34,022
   Warrants                                1,056,916      10,569    3,006,022       -             -            -        3,016,591
  Sale of stock in private placements      1,001,514      10,015    7,605,570       -             -            -        7,615,585
  Stock issued in connection with the
    acquisition of assets                    424,000       4,240    3,739,760       -             -            -        3,744,000
  Conversion of debentures, net of         1,073,688      10,737    6,932,408       -             -            -        6,943,145
    unamortized debt issuance costs
  Adjustment for stock split               4,398,919      43,989       -           (43,989)       -            -           -
  Foreign currency translation
    adjustment                                -            -           -            -          (163,506)       -         (163,506)
                                          ----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCE at March 31, 1996                 11,456,426     114,564   32,881,207    9,000,649      182,247     (133,472)  42,045,195

  Net income                                    -            -           -       1,934,075        -            -        1,934,075
  Issuance of common stock upon
    exercise of:
   Employee stock options                      9,500          95        9,320       -             -            -            9,415
   Options                                   176,000       1,760    1,406,240       -             -            -        1,408,000
  Stock issued in connection with the
    acquisition of assets                    370,000       3,700    3,742,550       -             -            -        3,746,250
  Conversion of debentures, net of                                                  -             -            -
    unamortized debt issuance costs        1,626,620      16,266   14,155,522                                          14,171,788
  Foreign currency translation
    adjustment                                -            -           -            -           (43,379)       -          (43,379)
                                          ----------  ----------  -----------  -----------  -----------  -----------  -----------
BALANCE at June 30, 1996 (Unaudited)      13,638,546    $136,385  $52,194,839  $10,934,724     $138,868    ($133,472) $63,271,344
                                          ==========  ==========  ===========  ===========  ===========  ===========  ===========



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three months ended June 30,
                                                                             -----------------------------
                                                                                      (Unaudited)
                                                                                 1996             1995
                                                                              -----------      -----------
Cash flows from operating activities:
Net income                                                                     $1,934,075       $1,141,966
                                                                              -----------      -----------
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                     514,283          343,928
Changes in assets and liabilities net of effect of acquisitions:
   Increase in trade receivables - customers                                   (3,323,698)      (1,108,588)
   (Increase) decrease in trade receivables - affiliates                       (2,401,007)       1,316,171
   Increase in inventories                                                     (5,344,233)      (1,970,023)
   Increase in prepaid expenses and other current assets                       (2,227,126)        (955,705)
   Decrease (increase) in other non-current assets                                154,445          (16,710)
   (Decrease) increase in accounts payable                                     (5,808,387)         255,012
   Increase in accrued expenses                                                 1,592,498          370,771
   Increase in income taxes payable                                             1,310,910          634,247
   Decrease in advances from customers                                            -             (1,792,156)
                                                                              -----------      -----------
            Total adjustments                                                 (15,532,315)      (2,923,053)
                                                                              -----------      -----------
            Net cash used by operating activities                             (13,598,240)      (1,781,087)
                                                                              -----------      -----------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                (107,482)        (114,084)
Purchases of trademarks                                                            (6,173)         (27,999)
Cash received in acquisition of Richard Barrie Fragrances, Inc.                    55,293          -
                                                                              -----------      -----------
            Net cash used in investing activities                                 (58,362)        (142,083)
                                                                              -----------      -----------
Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                         (563,468)        (160,439)
(Payments) proceeds - note payable                                                 (2,850)         300,000
Proceeds - note payable to Finova Capital Corp.                                 1,952,812          679,867
Payments - note payable to National Bank of Kuwait                                -               (150,000)
Proceeds - note payable Eagle Bank                                                 12,608          165,000
Payments - note payable to Sanofi Beaute, Inc.                                    -             (1,243,076)
Payments - note payable to Fred Hayman Beverly Hills                             (116,057)         -
Payments - note payable to Parfums Jean Desprez                                  (508,925)         -
Payments - note payable to Distr. de Perfumes Senderos                           (500,000)         -
Payments - note payable to stockholder                                           (148,545)         -
Proceeds - 5% convertible debentures, net                                      12,691,500          -
Proceeds from issuance of common stock                                          1,417,415        1,824,366
                                                                              -----------      -----------
            Net cash  provided by financing activities                         14,234,490        1,415,718
                                                                              -----------      -----------
Effect of exchange rate changes on cash                                           (68,384)          (8,665)
                                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents                              509,504         (516,117)
Cash and cash equivalents, beginning of period                                    339,423          575,700
                                                                              -----------      -----------
Cash and cash equivalents, end of period                                         $848,927          $59,583
                                                                              ===========      ===========



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Income for the three-month period ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three-month period ended June 30, 1996 and 1995, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at June 30, 1996 and the results of their operations and their cash flows for the three-month period ended June 30, 1996 and 1995.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1996 Form 10-K as filed with the Securities and Exchange Commission on June 28, 1996.

Certain reclassifications were made to the June 30, 1995 financial statements to conform with the presentation of the June 30, 1996 financial statements. All comparable share information has been restated to reflect the two-for-one stock split consummated in November 1995.

B.       INVENTORIES

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                                                                         June 30, 1996     March 31, 1996
                                                                                         -------------     --------------
                     Raw Material, Packaging and Components                                $24,225,773          $22,285,515
                     Finished Products                                                      18,665,504           13,477,055
                                                                                            ----------         ------------
                                                                                           $42,891,277          $35,762,570
                                                                                            ==========         ============


The above amounts are net of reserves for potential inventory obsolescence of approximately $1,871,000 and $1,200,000 at June 30, 1996 and March 31, 1996,
respectively.

C.       ACQUISITIONS

On June 28, 1996, the Company consummated the acquisition of substantially all of the assets and assumption of certain liabilities of Richard Barrie Fragrances, Inc. (RBF), pursuant to an asset purchase agreement entered into on January 31, 1996.

Parlux acquired from RBF certain inventories, fixed assets and licenses relating to the brands Baryshnikov and Melrose Place, as well as fixed assets located in RBF's office and distribution center in Orange, Connecticut.

Parlux provided as consideration $750,000 in cash which was paid on July 1, 1996, and 370,000 shares of common stock valued at $3,746,250.

The estimated fair value of the net assets acquired is summarized as follows:

                                      Molds and other fixed assets                              $   893,856
                                      Inventories, net                                            1,784,474
                                      Other assets                                                  141,518
                                      Goodwill and licenses                                       2,831,957
                                      Accounts payable and other liabilities                    (1,155,555)
                                                                                                 ---------
                                      Fair value of net assets acquired                          $4,496,250
                                                                                                 ==========


On March 19, 1996, the Company consummated the acquisition of the trademarks and certain inventory for the Bal a Versailles (BAV) fragrance and beauty products brand name from Parfums Jean Desprez, S.A., pursuant to a letter of intent entered into on January 11, 1996.

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

Parlux acquired from Revlon certain inventories and fixed assets and the rights in certain trademarks relating to AdM. Parlux provided as consideration $8,608,000 in cash, 424,000 shares of common stock valued at $3,392,000 and agreed to accept returns and allowances in excess of $100,000 related to sales of AdM products by Revlon prior to December 27, 1995. In addition, the Company granted Revlon an option to purchase 176,000 shares of the Company's common stock, until June 30, 1996, at an exercise price of $8.00 per share, which was exercised in May 1996.

The estimated fair value of the net assets acquired is summarized as follows:

                               Goodwill, licenses and trademarks                     $10,267,000
                               Advances for future inventory purchases                 4,000,000
                               Molds and other fixed assets                               85,000
                               Reserve for sales returns and allowances              (2,000,000)
                                                                                     ----------
                                   Fair value of net assets acquired                 $12,352,000
                                                                                     ===========


D.       BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:

                                                             June 30, 1996               March 31, 1996
                                                             -------------               --------------
 Note payable to FHBH, secured by the
 acquired licensed trademarks, interest at
 7.25%, payable in equal monthly
 installments of $69,863 through June 2004                      $5,057,152                   $5,173,209

 Revolving credit facility payable to Finova
 Capital Corporation, interest at Citibank
 N.A. prime (8.25% at June 30, 1996) plus
 1  3/4%, payable on December 27, 1997                           5,841,190                    3,888,378

 Notes payable to Parfums Jean Desprez, non-
 interest bearing, payable in installments
 through November 1996                                           2,044,435                    2,553,360

 Note payable to RBF,  non-interest bearing,                       750,000                          ---
 paid on July 2, 1996

 Unsecured $500,000 line of credit payable
 to Eagle National Bank, interest at the
 bank's prime rate plus 2%, due August 1,                          495,000                      482,392
 1996

 Note payable to Distribudora de Perfumes
 Senderos, Ltda., unsecured, interest at 12%
 due September 30, 1996                                            174,722                      674,722

 Receivable financing and overdraft
 facilities, interest at 9.20% to 10.45%,                        2,004,776                    2,568,244
 payable on demand (1)

 Note payable to stockholder, interest at
 10%, repaid in May 1996                                               ---                      148,544

 Unsecured notes payable to related parties,
 interest at 11%, due September 30, 1996                           700,000                      700,000

 Other notes payable                                                67,456                       70,307
                                                               -----------                  -----------
                                                                17,134,731                   16,259,156
 Less: long-term borrowings                                     (4,617,036)                  (4,694,239)
                                                               -----------                  -----------
 Short-term borrowings                                         $12,517,695                  $11,564,917
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

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,015, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and all of its subsidiaries, from all outstanding liabilities and guarantees owed to NBK, except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility was fully cash collateralized by certain shareholders' deposits. In addition, the shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan was repaid during February 1996.

The Company has overdraft and trade financing facilities aggregating 15,950,000 French francs (approximately $3,098,000 as of June 30, 1996). These credit facilities are reviewed annually.

In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bears interest at 12% per annum and is due on February 23, 1996. The Company borrowed a total of $674,722 under the agreement. In May 1996, the Company paid $500,000, leaving a balance due of $174,722, which was subsequently paid in full during August 1996.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bears interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which expire on June 27, 1997. On July 15, 1996, these warrants were exercised effectively converting the loan to equity.

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

As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock and $10,000,000 of the 5% Debentures and $1,700,000 of the 7% Debentures were outstanding. During the period April 1, 1996 through June 30, 1996, an additional $11,450,000 have been converted into 1,317,893 shares of common stock. Accordingly, these $11,450,000 of Debentures were classified as long-term in the accompanying consolidated balance sheet at March 31, 1996.

During April and May 1996, the Company issued an additional $13,000,000 ($3,000,000 and $10,000,000 pursuant to Regulation S and Regulation D, respectively) in 5% Debentures with the same conversion features and terms as those issued above, of which $3,000,000, plus accrued interest of $20,411, have been converted into 308,727 shares of common stock during June 1996. The remaining $10,000,000 may convert, at the option of the holder, during the period August 12, 1996 through May 1, 1998 (the maturity date of the debenture).

On July 2, 1996, the Company issued an additional $10,000,000 of 5% Debentures, due June 1, 1997, in private placements pursuant to Regulation D, with the same conversion features and terms as those issued above, except that the conversion rate is 86%.

F.       TRANSACTIONS WITH AFFILIATES

Sales to Perfumania, Inc., a public company affiliated with the Company's Chairman of the Board, amounted to $4,353,763 or 23% of net sales for the three-month period ended June 30, 1996, as compared to $918,330 or 9% of net sales in the same period for the prior fiscal year.

Amounts due from Perfumania amounted to $15,883,430 and $13,482,423 at June 30, 1996 and March 31, 1996, respectively.

G.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

On October 26, 1995, the Company announced a two-for-one stock split in the
form of a dividend to shareholders of record as of November 3, 1995.   The
following share and per share data have been retroactively adjusted to reflect the transaction.

Fully diluted earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock outstanding of

15,351,469 and 9,722,738 for the three-month periods ended June 30, 1996 and 1995, respectively.


H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                          Three-months ended June 30,
                                                          ---------------------------
                                                            1996               1995
                                                            ----               ----
                                      Cash paid for:
                                          Interest          $482,102         $386,198
                                          Income taxes      $243,201         $ 38,813


In addition to the RBF, BAV and AdM acquisitions discussed in Note C, which were partially funded through the issuance of common stock and notes, the Company used barter credits totaling $18,200 ($684,000 in 1995) in payment of advertising expenses.

Additionally, during 1995, notes payable and accrued interest in the amount of $350,000 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I.       INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the periods ended June 30, 1995 and 1996 reflects an effective tax rate of approximately 38%.

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

FRANCESCO SMALTO:         In May 1995, the Company terminated its license
agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provides for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contains certain production restrictions and requires a fixed amount of royalties during the period, which the Company anticipates will not exceed 5% of net sales of SMALTO fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996, and less than 1% in the three-month period ended June 30, 1996.

J.       SUBSEQUENT EVENTS

On July 12, 1996, a proxy statement was distributed to shareholders of record as of June 28, 1996, requesting a special shareholders' meeting to vote on a proposed increase in the authorized shares of common stock from 15,000,000 to 30,000,000 shares. On August 12, 1996, the shareholders approved the proposal.

On July 18, 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to register 460,000 shares of previously issued and outstanding common stock, and 1,617,646 shares of common stock underlying the $10,000,000 of 5% convertible debentures issued during May 1996.




                              * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach

Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli

Frank A. Buttacavoli, Executive Vice President, Chief Financial Officer and Director



Date:    August 13, 1996