Form 10-Q
period 1996-09-30
PARLUX FRAGRANCES INC
filed 1996-11-14
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         -----------------------------
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                        September 30, 1996
Or
  ------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number: 0-15491
                        -------
PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

            DELAWARE                                    22-2562955
--------------------------------------------------------------------------------
( State or other jurisdiction of                     ( IRS employer
incorporation or organization )                       identification no. )



        3725 S.W. 30th Avenue, Ft. Lauderdale, FL           33312
--------------------------------------------------------------------------------
      ( Address of principal executive offices )          ( Zip code )

        Registrant's telephone number, including area code  954-316-9008
                                                            ------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----   ----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
   -------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of November 11, 1996, 17,204,373 shares of the issuer's common stock were outstanding.

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

RECENT DEVELOPMENTS

During October 1996, the Company entered into agreements to redeem approximately $5,232,000 of previously issued convertible debentures by issuing $6,134,000 of 10% bonds due December 31, 1996. See "Liquidity and Capital Resources" for further discussion.

On October 17, 1996, the Company amended its credit agreement with Finova Capital Corporation, increasing the line of credit from $5,000,000 to $10,000,000. See "Liquidity and Capital Resources" for further discussion.

Effective October 1, 1996, the Company entered into an agreement with Hirel Holdings, Inc., a publicly traded company, to sublease the Company's previous corporate headquarters and distribution center in Pompano Beach, Florida, for the approximate lease commitment, including escalations.

On June 28, 1996, the Company consummated the acquisition of substantially all of the assets and assumption of certain liabilities of Richard Barrie Fragrances, Inc. ( RBF ) the holder of the worldwide Baryshnikov fragrance license, for a combination of cash and Parlux common stock, pursuant to an asset purchase agreement entered into on January 31, 1996. See Note C to the accompanying consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996 WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995.

During the quarter ended September 30, 1996, net sales increased 83% to $25,503,173 compared to $13,925,214 for the same period for the prior year. Of these, net sales of Parlux continued brands ( brands which the Company owned or held licenses at March 31, 1995) were $19,114,362, an increase of 37% from the prior year. Net sales of Alexandra de Markoff ( AdM ) brand cosmetics, and Bal A Versailles and Baryshnikov brand fragrances, totaled $6,388,811 in the current period. These brands were acquired in December 1995, and March and June 1996, respectively, and accordingly, there were no sales in the prior year period.

Sales to unaffiliated parties increased 114% to $15,912,920 in the current period compared to $7,421,402 in the same period in the prior year. Sales to affiliated parties increased 47% to $9,590,253 in the current quarter compared to $6,503,812 in the same period in the prior fiscal year.

Cost of goods sold for the quarter ended September 30, 1996 increased to 45% of net sales as compared to 39% of net sales in the same period in the prior year. The increase was mainly attributable to the closeout of all remaining Francesco Smalto merchandise in accordance with the Transition and Termination Agreement which terminated on September 30, 1996, and to the closeout of other ancillary brands purchased as part of the RBF acquisition.

Operating expenses increased by 82% compared to the prior fiscal year from $5,501,243 to $10,021,525, but decreased slightly as a percentage of net sales to 39% compared to 40% in the prior year. Advertising and promotional expenses increased 117% to $5,847,568 compared to $2,689,702 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. Selling and distribution costs increased by 63% to $1,802,910 in the current fiscal period as compared to $1,109,374 in the same period of the prior fiscal year, but decreased as a percentage of net sales from 8% to 7%. This decrease was mainly attributable to the hiring of its own domestic in-house sales force during the first quarter of the current fiscal year in lieu of using commissioned manufacturers representatives, which resulted in a relatively fixed selling cost. Note, in traditionally lower sales quarters due to seasonality, the percentage of such costs to net sales will be higher. These fixed costs were incurred to position the Company for future growth. General and administrative expenses increased by 23% compared to the prior year period from $1,464,444 to $1,801,133, but decreased as a percentage of net sales from 11% to 7%, further reflecting the economies of scale realized from the Company's acquisitions. Royalties increased to $569,914 for the current period compared to $237,718 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $3,965,342 or 16% of net sales for the three-month period ended September 30, 1996, compared to $2,993,521 or 21% of net sales for the comparable period in the prior year. Interest expense increased by 27% to $578,192 in the current fiscal year as compared to $453,877 in the same period in the prior year, reflecting increased borrowings offset by lower interest rates on convertible debentures outstanding during the period and the conversion of certain convertible debentures into equity. Exchange gains were $77,793 in the current year as compared to exchange losses of $148,731 in the same period in the prior year. Income before taxes for the current fiscal year was $3,464,943 or 14% of net sales, compared to $2,390,913 or 17% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported net income of $2,148,680 or 8% of net sales for the current quarter ended September 30, 1996, as compared to $1,507,879 or 11% of net sales for the same quarter in the prior fiscal year.

COMPARISON OF THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1996 WITH THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1995.

During the six months ended September 30, 1996, net sales increased 83% to $44,242,800 as compared to $24,133,983 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $34,132,886 , an increase of 41% from the prior year. Net sales of AdM brand cosmetics, and Bal a Versailles and Baryshnikov brand fragrances totaled $10,109,914 in the current period. These brands were acquired in December 1995, and March and June 1996, respectively, and accordingly, there were no sales in the prior year period.

Sale to unaffiliated parties increased 81% to $30,298,784 in the current period compared to $16,711,841 in the same period in the prior year. Sales to affiliated parties increased 88% to $13,944,016 in the current period compared to $7,422,142 in the same period in the prior fiscal year. As a percentage of total sales, sales to affiliates were 32% in the current period , compared to 31% in the same period in the prior year.

Cost of goods sold for the six months ended September 30, 1996 increased to 40% of net sales as compared to 35% of net sales in the same period in the prior year. The increase was mainly attributable to the closeout of the remaining Francesco Smalto merchandise in accordance with the Transition and Termination Agreement which terminated on September 30, 1996, and to the closeout of ancillary brands purchased as part of the RBF acquisition.

Operating expenses increased by 83% compared to the prior fiscal year from $10,333,984 to $18,893,719. As a percentage of sales, operating expenses remained relatively constant at 43% of net sales. Advertising and promotional expenses increased 112% to $10,720,732 compared to $5,062,735 in the prior year period, reflecting increased print advertising and promotional expenses in connection with the U.S. department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. Selling and distribution costs increased by 87% to $3,654,518 in the current fiscal period as compared to $1,952,907 in the same period of the prior fiscal year, but remained constant as a percentage of net sales at 8%. General and administrative expenses increased by 24% compared to the prior year period from $2,825,521 to $3,501,193, but decreased as a percentage of net sales from 12% to 8%, reflecting the economies of scale realized from the Company's acquisitions. Royalties increased to $1,017,276 for the current period compared to $492,821 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $7,547,281 or 17% of net sales for the six-month period ended September 30, 1996, compared to $5,236,433 or 22% of net sales for the comparable period in the prior year. Interest expense increased by 14%, with $1,066,065 being recorded in the current fiscal year as compared to $935,090 in the same period in the prior year, reflecting increased borrowings offset by lower interest rates on convertible debentures outstanding during the current period and the conversion of certain convertible debentures into equity. Exchange gains were $103,585 in the current year as compared to losses of $95,240 in the same period in the prior year. Income before taxes for the current fiscal year was $6,584,801 or 15% of the net sales, compared to $4,206,103 or 17% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported a 54% increase in net income to $4,082,755 or 9% of net sales for the six months ended September 30, 1996, as compared to $2,649,845 or 11% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources

Working capital increased to $55,473,872 at September 30, 1996 from $30,800,351 at March 31, 1996. The increase during the six-month period was mainly attributable to: (i) During May 1996, the Company issued $10,000,000 of 5% convertible debentures, due May 1, 1998 (the "May Debentures"), in private placements pursuant to Regulation D. The net proceeds were used to repay current liabilities. As of September 30, 1996, $4,300,000 of the May Debentures, plus accrued interest of $56,473, were converted into 1,005,632 shares of common stock (an additional $2,055,324, plus accrued interest of $54,032, were converted into 553,913 shares of common stock during October 1996); (ii) During April 1996, the Company issued $3,000,000 of 5% convertible debentures in private placements pursuant to Regulation S. In June 1996, the debentures, plus accrued interest of $20,411, were converted into 308,727 shares of common stock, increasing working capital and stockholders' equity by approximately $2,950,000, net of placement costs; (iii) In connection with the RBF acquisition, the Company issued 370,000 shares of common stock to RBF, which increased stockholders' equity by $3,006,250, and, (iv) current period net income.

On July 2, 1996, the Company issued an additional $10,000,000 of 5% convertible debentures, due June 1, 1997 (the "July Debentures"), in private placements pursuant to Regulation D. During October 1996, $8,412,236 of the July Debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

During October 1996, the Company entered into agreements to redeem $5,232,440 of May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds due December 31, 1996. The redemption will result in a one time charge to net income of approximately $902,000 during the quarter ending December 31, 1996. If the Company defaults on the repayment of the bonds, the Company will incur an additional 5% cash penalty. In addition, the unpaid bond will revert back to a debenture, convertible into the Company's common stock at the previous five day average closing bid price.

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

In December 1994, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with Finova Capital Corporation, pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, up to $5,000,000 at an interest rate of 2% in excess of the Citibank, N.A. base or prime rate ("prime"). Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidations without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until September 28, 1996.

On October 17, 1996, the Credit Agreement was further amended to increase the availability under the line to $10,000,000 . The $5,000,000 was funded by Merrill Lynch Financial Services, Inc., through a participation agreement with Finova. The addition to the line of credit will bear interest at 1/2 % over prime.

Simultaneously with the December 1994 closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK ( NBK ) by paying NBK approximately $2,120,000, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and its subsidiaries, from all outstanding liabilities and guarantees owed to NBK except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility was fully cash collateralized by certain shareholders' deposits. In addition, these shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan was repaid during February 1996.

The Company is currently pursuing additional facilities to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 12, 1996, the Company held a special meeting of its shareholders to vote on an increase in the amount of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shareholders approved the proposal as follows:

                          FOR       AGAINST  ABSTAINED
                         ---------  -------  ---------

                         8,214,421  275,100    5,500


On October 1, 1996, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

             Item No.1 Nomination and Election of Directors

             The eight nominees named in the proxy statement were elected, with each director receiving more than 93% of the votes cast.


             Item No. 2 Adoption of the Parlux Fragrances, Inc. Stock Option
                        Plan

             Over 99% of the votes were cast in favor of the proposal.

             Item No. 3 Ratification of Price Waterhouse LLP as
                        Independent Accountants

             Over 99% of the votes were cast in favor of the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.              Description
     -----------              -----------

     4.32 Amendment No. 5 dated October 17, 1996, to Loan and Security Agreement dated December 27, 1994, between the Company and Finova Capital Corporation.



     4.33 Agreement and Plan of Exchange dated October 21, 1996, between the Company and Newsun Limited, Kempton Investments Ltd., and Southbrook International Investments Limited.



     4.34 Agreement and Plan of Exchange dated October 31, 1996, between the Company and GFL Performance Fund Limited.

(b)  There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

ASSETS
---------------------------------------------                               September 30,           March 31,
                                                                               1996                    1996
                                                                           -------------           ------------
CURRENT ASSETS:                                                            (Unaudited)
  Cash and cash equivalents                                                $     434,305           $    339,423
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $3,036,000 and $2,121,000
   at September 30, 1996 and March 31, 1996, respectively                     14,356,079             10,892,347
  Trade receivables from affiliates                                           21,699,073             13,482,423
  Inventories, net                                                            43,945,729             35,762,570
  Prepaid expenses and other current assets                                   10,233,226              7,189,213
                                                                           -------------           ------------

    TOTAL CURRENT ASSETS                                                      90,668,412             67,665,976
Equipment and leasehold improvements, net                                      3,224,316              2,475,919
Trademarks, licenses and goodwill, net                                        26,428,838             24,623,417
Other                                                                            270,233                473,611
                                                                           -------------           ------------

    TOTAL ASSETS                                                           $ 120,591,799           $ 95,238,923
                                                                           =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                              $   9,599,501           $ 11,564,917
  Convertible debentures                                                       5,232,440                250,000
  Accounts payable                                                            12,108,039             18,739,117
  Accrued expenses                                                             1,883,922              1,543,591
  Income taxes payable                                                         6,370,638              4,768,000
  Advances from customers                                                           --                     --
                                                                           -------------           ------------

    TOTAL CURRENT LIABILITIES                                                 35,194,540             36,865,625
Borrowings, less current portion                                               5,682,903              4,694,239
Convertible debentures                                                        10,467,560             11,450,000
Deferred tax liability                                                           183,864                183,864
                                                                           -------------           ------------

    TOTAL LIABILITIES                                                         51,528,867             53,193,728
                                                                           -------------           ------------

COMMITMENTS                                                                         --                     --
                                                                           -------------           ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                             --                     --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 14,739,343 and 11,456,426
   shares issued at September 30, 1996  and March 31, 1996, respectively         147,393                114,564
  Additional paid-in capital                                                  56,312,219             32,881,207
  Retained earnings                                                           13,083,404              9,000,649
  Cumulative translation adjustment                                              133,301                182,247
                                                                           -------------           ------------
                                                                              69,676,317             42,178,667
  Less - 124,000 shares of common stock in treasury, at cost                    (613,385)              (133,472)
                                                                           -------------           ------------

    TOTAL STOCKHOLDERS' EQUITY                                                69,062,932             42,045,195
                                                                           -------------           ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 120,591,799           $ 95,238,923
                                                                           =============           ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                   Three months ended September 30,       Six months ended September 30,
                                                     ----------------------------------------------------------------

                                                       1996              1995              1996              1995
                                                     -----------       ----------       -----------       -----------
                                                             (Unaudited)                         (Unaudited)
Net sales:
   Unaffiliated customers                            $15,912,920       $7,421,402       $30,298,784       $16,711,841
   Affiliates                                          9,590,253        6,503,812        13,944,016         7,422,142
                                                     -----------       ----------       -----------       -----------

                                                      25,503,173       13,925,214        44,242,800        24,133,983

Cost of goods sold                                    11,516,306        5,430,450        17,801,800         8,563,566
                                                     -----------       ----------       -----------       -----------

Gross margin                                          13,986,867        8,494,764        26,441,000        15,570,417
                                                     -----------       ----------       -----------       -----------

Operating expenses:
  Advertising and promotional                          5,847,568        2,689,702        10,720,732         5,062,735
  Selling and distribution                             1,802,910        1,109,379         3,654,518         1,952,907
  General and administrative                           1,801,133        1,464,444         3,501,193         2,825,521
  Royalties                                              569,914          237,718         1,017,276           492,821
                                                     -----------       ----------       -----------       -----------

  Total operating expenses                            10,021,525        5,501,243        18,893,719        10,333,984
                                                     -----------       ----------       -----------       -----------

Operating income                                       3,965,342        2,993,521         7,547,281         5,236,433

Interest expense and bank charges                        578,192          453,877         1,066,065           935,090
Exchange (gains) losses                                  (77,793)         148,731          (103,585)           95,240
                                                     -----------       ----------       -----------       -----------

Income before income taxes                             3,464,943        2,390,913         6,584,801         4,206,103

Income taxes                                           1,316,263          883,034         2,502,046         1,556,258
                                                     -----------       ----------       -----------       -----------

Net income                                           $ 2,148,680       $1,507,879        $4,082,755        $2,649,845
                                                     ===========       ==========        ==========        ==========




Earnings per common and common equivalent share:

     Primary                                         $      0.12       $     0.15         $     0.25        $     0.27
                                                     ===========       ==========         ==========        ==========

     Fully Diluted                                   $      0.12       $     0.15         $    0.25         $     0.26
                                                     ===========       ==========         ==========        ==========




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                    COMMON STOCK                     RETAINED
                                                               --------------------   ADDITIONAL     EARNINGS
                                                                NUMBER        PAR      PAID-IN     (ACCUMULATED
                                                                ISSUED       VALUE     CAPITAL       DEFICIT)
                                                               ---------   --------   -----------   ------------


BALANCE at April 1, 1994                                       2,861,189   $ 28,612   $ 8,868,994   ($ 2,959,264)

  Net income                                                        --         --            --        4,231,211
  Issuance of common stock in connection with:
   Excercise of employee stock options                            19,025        190        61,020           --
   Sale of stock in private placement                            110,000      1,100       438,523           --
   Acquisition of assets                                         500,000      5,000     2,195,000           --
  Foreign currency translation adjustment                           --         --            --             --
  Purchase of 19,500 shares of treasury stock, at cost              --         --            --             --
                                                              ----------   --------   -----------   ------------

BALANCE at March 31, 1995                                      3,490,214     34,902    11,563,537      1,271,947

  Net income                                                        --         --            --        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                         11,175        112        33,910           --
   Warrants                                                    1,056,916     10,569     3,006,022           --
  Sale of stock in private placements                          1,001,514     10,015     7,605,570           --
  Stock issued in connection with the acquisition of assets      424,000      4,240     3,739,760           --
  Conversion of debentures, net of unamortized debt            1,073,688     10,737     6,932,408           --
   issuance costs
  Adjustment for stock split                                   4,398,919     43,989          --          (43,989)
                                                              ----------   --------   -----------   ------------
  Foreign currency translation adjustment                           --         --            --             --

BALANCE at March 31, 1996                                     11,456,426    114,564    32,881,207      9,000,649

  Net income                                                        --         --            --        4,082,755
  Issuance of common stock upon exercise of:
   Employee stock options                                         14,500        145        18,448           --
   Options                                                       176,000      1,760     1,406,240           --
   Warrants                                                       60,000        600       415,650           --
  Stock issued in connection with the acquisition of assets      370,000      3,700     3,002,550           --
  Conversion of debentures, net of unamortized debt
   issuance costs                                              2,662,417     26,624    18,588,124           --
  Foreign currency translation adjustment                           --         --            --             --
  Purchase of 85,000 shares of treasury stock, at cost              --         --            --             --
                                                              ----------   --------   -----------   ------------

BALANCE at September 30, 1996 (Unaudited)                     14,739,343   $147,393   $56,312,219   $ 13,083,404
                                                              ==========   ========   ===========   ============





                                                              CUMULATIVE
                                                             TRANSLATION    TREASURY
                                                              ADJUSTMENT     STOCK          TOTAL
                                                              ---------    ----------   ------------

BALANCE at April 1, 1994                                      $ 129,258         --      $  6,067,600

  Net income                                                       --           --         4,231,211
  Issuance of common stock in connection with:
   Excercise of employee stock options                             --           --            61,210
   Sale of stock in private placement                              --           --           439,623
   Acquisition of assets                                           --           --         2,200,000
  Foreign currency translation adjustment                       216,495         --           216,495
                                                              ---------    ---------    ------------
  Purchase of 19,500 shares of treasury stock, at cost             --      ($133,472)       (133,472)

BALANCE at March 31, 1995                                       345,753     (133,472)     13,082,667

  Net income                                                       --           --         7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                          --           --            34,022
   Warrants                                                        --           --         3,016,591
  Sale of stock in private placements                              --           --         7,615,585
  Stock issued in connection with the acquisition of assets        --           --         3,744,000
  Conversion of debentures, net of unamortized debt                --           --         6,943,145
   issuance costs
  Adjustment for stock split                                       --           --              --
  Foreign currency translation adjustment                      (163,506)        --          (163,506)
                                                              ---------    ---------    ------------

BALANCE at March 31, 1996                                       182,247     (133,472)     42,045,195

  Net income                                                       --           --         4,082,755
  Issuance of common stock upon exercise of:
   Employee stock options                                          --           --            18,593
   Options                                                         --           --         1,408,000
   Warrants                                                        --           --           416,250
  Stock issued in connection with the acquisition of assets        --           --         3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                  --           --        18,614,748
  Foreign currency translation adjustment                       (48,946)        --           (48,946)
                                                              ---------    ---------    ------------
  Purchase of 85,000 shares of treasury stock, at cost             --       (479,913)       (479,913)

BALANCE at September 30, 1996 (Unaudited)                     $ 133,301    ($613,385)   $ 69,062,932
                                                              =========    =========    ============



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six months ended September 30,
                                                                        ---------------------------
                                                                                 (Unaudited)
                                                                            1996            1995
                                                                        ------------    -----------
Cash flows from operating activities:
Net income                                                              $  4,082,755    $ 1,141,966
                                                                        ------------    -----------

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                              1,156,287        343,928
Changes in assets and liabilities net of effect of acquisitions:
   Increase in trade receivables - customers                              (4,043,956)    (1,108,588)
   (Increase) decrease in trade receivables - affiliates                  (8,216,650)     1,316,171
   Increase in inventories                                                (6,398,685)    (1,970,023)
   Increase in prepaid expenses and other current assets                  (2,382,774)      (955,705)
   Decrease (increase) in other non-current assets                           223,644        (16,710)
   (Decrease) increase in accounts payable                                (7,786,633)       255,012
   Increase in accrued expenses                                              207,488        370,771
   Increase in income taxes payable                                        1,602,638        634,247
   Decrease in advances from customers                                          --       (1,792,156)
                                                                        ------------    -----------

            Total adjustments                                            (25,638,641)    (2,923,053)
                                                                        ------------    -----------

               Net cash used by operating activities                     (21,555,886)    (1,781,087)
                                                                        ------------    -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                           (472,019)      (114,084)
Purchases of trademarks                                                      (52,723)       (27,999)
Net cash paid in acquisition of Richard Barrie Fragrances, Inc.             (694,707)          --
                                                                        ------------    -----------

               Net cash used in investing activities                      (1,219,449)      (142,083)
                                                                        ------------    -----------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                    (400,881)      (160,439)
(Payments) proceeds - note payable                                            (8,796)       300,000
Proceeds - note payable to Finova Capital Corp.                              982,231        679,867
Payments - note payable to National Bank of Kuwait                              --         (150,000)
Proceeds - note payable Eagle Bank                                            12,608        165,000
Payments - note payable to Sanofi Beaute, Inc.                                  --       (1,243,076)
Payments - note payable to Fred Hayman Beverly Hills                        (234,698)          --
Payments - note payable to Parfums Jean Desprez                           (1,685,135)          --
Payments - note payable to Distr. de Perfumes Senderos                      (674,722)          --
Payments - note payable to stockholder                                      (148,545)          --
Proceeds - note payable Lyon Credit Corporation                            1,481,186
Proceeds - 5% convertible debentures, net                                 22,691,500           --
Purchase of treasury stock, at cost                                         (479,913)
Proceeds from issuance of common stock                                     1,426,593      1,824,366
                                                                        ------------    -----------

               Net cash  provided by financing activities                 22,961,428      1,415,718
                                                                        ------------    -----------


Effect of exchange rate changes on cash                                      (91,211)        (8,665)
                                                                        ------------    -----------

Net increase (decrease) in cash and cash equivalents                          94,882       (516,117)
Cash and cash equivalents, beginning of period                               339,423        575,700
                                                                        ------------    -----------

Cash and cash equivalents, end of period                                $    434,305    $    59,583
                                                                        ============    ===========



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Income for the three-month and six-month periods ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1996 and 1995, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at September 30, 1996 and the results of their operations and their cash flows for the three-month and six-month periods ended September 30, 1996 and 1995.

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

Certain reclassifications were made to the September 30, 1995 financial statements to conform with the presentation of the September 30, 1996 financial statements. All comparable share information has been restated to reflect the two-for-one stock split consummated in November 1995.

B. INVENTORIES

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:


                                        September 30, 1996  March 31, 1996
                                        ------------------  --------------
Raw Material, Packaging and Components         $27,427,697     $22,285,515
Finished Products                               16,518,032      13,477,055
                                        ------------------  --------------
                                               $43,945,729     $35,762,570
                                        ==================  ==============

The above amounts are net of reserves for potential inventory obsolescence of approximately $1,942,000 and $1,200,000 at September 30, 1996 and March 31, 1996, respectively.

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

Parlux provided as consideration $750,000 in cash which was paid on July 1, 1996, and 370,000 shares of common stock valued at $3,006,250, the average price of the shares on January 30, 1996, the date of the original asset purchase agreement.

The estimated fair value of the net assets acquired is summarized as follows:


Molds and other fixed assets              $  893,856
Inventories, net                           1,784,474
Other assets                                 141,518
Goodwill and licenses                      2,091,957
Accounts payable and other liabilities    (1,155,555)
                                         -----------
Fair value of net assets acquired         $3,756,250
                                         ===========

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

The estimated fair value of the assets acquired is summarized as follows:


Goodwill, licenses and trademarks    $2,772,500
Inventories                             978,360
Covenant-not-to-compete                 300,000
Molds and other fixed assets            200,000
                                   ------------
Fair value of assets acquired        $4,250,860
                                   ============

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

The estimated fair value of the net assets acquired is summarized as follows:


Goodwill, licenses and trademarks                                   $10,115,000
Advances for future inventory purchases                               4,000,000
Molds and other fixed assets                                             85,000
Reserve for sales returns and allowances                             (2,200,000)
                                                                 --------------
Fair value of net assets acquired                                   $12,352,000
                                                                 ==============

D. BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:


                                               September 30, 1996     March 31, 1996
                                                   ------------        ------------
Note payable to FHBH, secured by the
acquired licensed trademarks, interest at
7.25%, payable in equal monthly
installments of $69,863, including
interest, through June 2004                        $  4,938,511        $  5,173,209


Revolving credit facility payable to
Finova Capital Corporation, interest at
Citibank N.A. prime (8.25% September 30, 1996)
plus 1 3/4 %, payable on December 27,
1997                                                  4,870,609           3,888,378


Notes payable to Parfums Jean Desprez,
non-interest bearing, payable in
installments through November 1996                      868,225           2,553,360


Note payable to Lyon Credit Corporation,
secured by certain equipment, interest at
11.10%, payable in equal monthly
installments of $32,688, including
interest, through September 2001                      1,481,186                --


Unsecured $500,000 line of credit payable
to Eagle National Bank, interest at the
bank's prime rate plus 2%, due November 1,
1996                                                    495,000             482,392


Note payable to Distribudora de Perfumes
Senderos, Ltda., unsecured, interest at 12%
due September 30, 1996                                     --               674,722

Receivable financing and overdraft
facilities, interest at 9.20% to 10.45%,
payable on demand (1)                                 2,167,363           2,568,244

Note payable to stockholder, interest at
10%, payable on demand (l)                                 --               148,544

Unsecured notes payable to related parties,
interest at 11%, due December 31, 1996                  400,000             700,000

Other notes payable                                      61,510              70,307
                                                   ------------        ------------
                                                     15,282,404          16,259,156
Less: long-term borrowings                           (5,682,903)         (4,694,239)
                                                   ------------        ------------
Short-term borrowings                              $  9,599,501        $ 11,564,917
                                                   ============        ============
(l) Denominated in French francs

In December 1994, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with Finova Capital Corporation ( Finova ), ( formerly Greyhound Financial Corporation ) pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, as defined in the Credit Agreement, on a revolving basis for a three-year period, up to $5,000,000, at an interest rate of 2% in excess of Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidation without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until September 28, 1996.

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

The Company has overdraft and trade financing facilities aggregating 15,950,000 French francs (approximately $3,098,000 as of September 30, 1996). These credit facilities are reviewed annually.

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

On October 17, 1996, the Credit Agreement was further amended to increase the availability under the line to $10,000,000. The $5,000,000 permanent increase was funded by Merrill Lynch Financial Service, Inc., through a participation agreement with FINOVA. The addition to the line of credit will bear interest at 1/2% over prime.

The Company is currently pursuing additional facilities to finance future growth. There can be no assurance that such financing facilities will become available, or, if available, that they will be on terms satisfactory to the Company.


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

During April and May 1996, the Company issued an additional $13,000,000 ($3,000,000 and $10,000,000 pursuant to Regulation S and Regulation D, respectively) in 5% Debentures with the same conversion features and terms as those issued above, of which $3,000,000, plus accrued interest of $20,411, have been converted into 308,727 shares of common stock during June 1996, and $4,300,000, plus accrued interest of $56,473, have been converted into 1,005,632 shares of common stock during September 1996. An additional $2,055,324 of the debentures, plus accrued interest of $54,032, were converted into 553,913 shares of common stock during October 1996.

On July 2, 1996, the Company issued an additional $10,000,000 of 5% Debentures, due June 1, 1997, in private placements pursuant to Regulation D, with the same conversion features and terms as those issued above, except that the conversion rate is 86%. During October 1996, $8,412,236 of the debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds due December 31, 1996. The redemption will result in a one time charge to net income of approximately $902,000 during the quarter ending December 31, 1996. If the Company defaults on the repayment of the bonds, the Company will incur an additional 5% cash penalty. In addition, the unpaid bond will revert back to a debenture, convertible into the Company's common stock at the previous five day average closing bid price.

F. TRANSACTIONS WITH AFFILIATES

Sales to Perfumania, Inc., a public company affiliated with the Company's Chairman of the Board, amounted to $13,944,016 or 32% of net sales for the six-month period ended September 30, 1996, as compared to $7,422,142 or 31% of net sales in the same period for the prior fiscal year.

Amounts due from Perfumania amounted to $21,699,073 and $13,482,423 at September 30, 1996 and March 31, 1996, respectively.

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

Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

                                                     Three-Months Ended September 30,
                                                    ----------------------------------
                                                         1996              1995
                                                         ----              ----

                                        Primary    Fully Diluted       Primary     Fully Diluted
                                      -----------  -------------     -----------    -----------
Net Income                            $ 2,148,680        (1)         $ 1,507,879    $ 1,507,879
Add - reduction of interest
expense (2)                               112,877                           --             --
                                      -----------                    -----------    -----------
Adjusted for per share computation    $ 2,261,557                    $ 1,507,879    $ 1,507,879
                                                                     ===========    ===========
Number of shares:
Weighted average shares outstanding    13,803,867                      8,534,806      8,534,806
Add - net additional shares
issuable (3)                            4,695,492                      1,624,111      1,637,968
                                      -----------                    -----------    -----------
Weighted average shares used in
the per share computation              18,499,359                     10,158,917     10,172,774
                                      ===========                    ===========    ===========
Earnings per common and common
equivalent share                      $      0.12                    $      0.15    $      0.15
                                      ===========                    ===========    ===========



                                                      Six-Months Ended September 30,
                                                    ----------------------------------
                                                         1996              1995
                                                         ----              ----

                                        Primary       Fully Diluted     Primary         Fully Diluted
                                      -----------     -------------    ----------        -----------
Net Income                            $ 4,082,755          (1)         $2,649,845        $ 2,649,845
Add - reduction of interest
expense (2)                               189,736                            --                 --
                                      -----------                      ----------        -----------
Adjusted for per share computation    $ 4,272,481                      $2,649,845        $ 2,649,845
                                      ===========                      ==========        ===========
Number of shares:
Weighted average shares outstanding    13,079,576                       8,035,804          8,035,804
Add - net additional shares
issuable (3)                            3,967,958                       1,827,874          1,964,456
                                      -----------                      ----------        -----------
Weighted average shares used in
the per share computation              17,047,534                       9,863,678         10,000,260
                                      ===========                      ==========        ===========
Earnings per common and common
equivalent share                      $      0.25                      $     0.27        $      0.26
                                      ===========                      ==========        ===========

(1) The calculation of fully diluted earnings per share was not required for 1996 since it would be antidilutive.

(2) Reduction of interest expense assumes that the convertible debentures were converted into shares of common stock on the date of their issuance. Accordingly, no interest expense on the convertible debentures would have been incurred.


(3) Assumes exercise or conversion of outstanding common stock equivalents (options, warrants and convertible debentures) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock from exercise proceeds. The assumed repurchase of common stock is based on the average price of the Company's common stock during the period for primary and, when dilutive, the end of period price for fully diluted.

H. CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:


                                 Six months ended September 30,
                                         1996      1995
                                       --------  --------
                     Cash paid for:
                      Interest         $955,842  $902,204
                      Income taxes     $179,040  $377,643

In addition to the RBF, BAV and AdM acquisitions discussed in Note C, which were partially funded through the issuance of common stock and notes, the Company used barter credits totaling $149,000 ($376,000 in 1995) in payment of advertising expenses.

Additionally, during 1996, notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, ($350,000 and $178,750, respectively, in
1995) were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I. INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the periods ended September 30, 1995 and 1996 reflects an effective tax rate of approximately 38%.

J. LICENSE AND DISTRIBUTION AGREEMENTS

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

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period, which approximated 6% of net sales of SMALTO fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996, and approximately 2% in the six-month period ended September 30, 1996. The contract has been terminated in accordance with the Agreement.


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




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach
---------------
Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli
-------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Financial Officer and Director



Date: November 13, 1996