Form 10-Q
period 1996-12-31
PARLUX FRAGRANCES INC
filed 1997-02-14
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIE EXCHANGE ACT OF 1934

For the quarterly period ended:    December 31, 1996
                                   -----------------

Or______

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                         22-2562955
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS employer identification no. )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                                          33312
--------------------------------------------------------------------------------------------------------
( Address of principal executive offices )                                       (Zip code)

Registrant's telephone number, including area code                 954-316-9008
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes    No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 11, 1997, 17,054,123 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See pages 8 to 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's (the Company's) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

RECENT DEVELOPMENTS

On February 10, 1997, the Company consummated an agreement with Cosmetic Essence, Inc., one of the Company's third-party fillers, to sublease the manufacturing and distribution areas, and purchase certain fixed assets, at the Orange, Connecticut facility, which was assumed as part of the Richard Barrie Fragrances, Inc. ("RBF") acquisition. See Note K, "Subsequent Events" for further discussion.

In January 1997, the Company completed Phase I of its common stock buyback program of 350,000 shares, and the Board of Directors authorized Phase II of the program covering 500,000 shares. See "Liquidity and Capital Resources" for further discussion.

During October 1996, the Company entered into agreements to redeem approximately $5,232,000 of previously issued convertible debentures by issuing $6,134,000 of 10% bonds which were repaid in accordance with their terms. See "Liquidity and Capital Resources" for further discussion.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 WITH THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995.

During the quarter ended December 31, 1996, net sales increased 13% to $27,019,820 compared to $23,834,025 for the same period for the prior year. Of these, net sales of Parlux continued brands (brands which the Company owned or held licenses for at March 31, 1995 and December 31, 1996) were $23,523,600, an increase of 14% from the prior year. Net sales of Alexandra de Markoff (AdM) brand cosmetics, and Bal A Versailles and Baryshnikov brand fragrances, which were acquired in December 1995, and March and June 1996, respectively, totaled $3,496,220 in the current period compared to $199,075 in the prior year. There were no sales in the current period of Francesco Smalto brand products, which were discontinued as of September 30, 1996, as compared to $2,915,600 in the same period in the prior year.

Sales to related parties represented 33% of total sales in the current period as compared to 43% in the prior year as a result of the Company's continuing strategic effort to diversify its sales mix and reduce accounts receivable. Sales to unrelated parties increased 35% to $18,173,040 in the current period compared to $13,470,763 in the same period in the prior year. Sales to related parties decreased 15% to $8,846,780 in the current quarter compared to $10,363,262 in the same period in the prior fiscal year.

Cost of goods sold for the quarter ended December 31, 1996 decreased to 39% of net sales as compared to 43% of net sales in the same period in the prior year. The decrease was mainly attributable to the significant increase in sales to unrelated parties noted above, as these sales carry a lower cost of goods than sales to related parties.

Operating expenses increased by 71% compared to the prior fiscal year from $8,294,114 to $14,156,122, and increased as a percentage of net sales to 52% compared to 35% in the prior year. The major portion of this increase was due to the strategic increase in advertising and promotional expenses which increased 85% to $8,958,317 compared to $4,835,918 in the prior year period, reflecting markedly increased print advertising and in-store promotional spending in connection with the U.S. domestic department and specialty store business relating mainly to Perry Ellis and AdM brand activities. Selling and distribution costs increased by 58% to $2,287,200 in the current fiscal period as compared to $1,446,053 in the same period of the prior fiscal year, and increased as a percentage of net sales from 6% to 8%. General and administrative expenses increased by 60% compared to the prior year period from $1,413,736 to $2,259,342, and increased as a percentage of net sales from 6% to 8%. These increases were mainly attributable to certain duplication of expenses between the Connecticut and Florida locations which will be eliminated during the quarter ending March 31, 1997. (See Note K "Subsequent Events".) Royalties increased to $651,263 for the current period compared to $598,407 in the prior year, but remained relatively constant as a percentage of net sales.

As a result of the above, the Company had operating income of $2,222,337 or 8% of net sales for the three-month period ended December 31, 1996, compared to $5,393,348 or 23% of net sales for the comparable period in the prior year. Interest expense increased by 28% to $611,473 in the current fiscal year as compared to $479,150 in the same period in the prior year, reflecting increased borrowings offset by lower interest rates on convertible debentures outstanding during the period and the conversion of certain convertible debentures into equity. Exchange losses were $49,225 in the current year as compared to $22,562 in the same period in the prior year. Due to the redemption of $5,232,440 in convertible debentures in October 1996, the Company incurred a one-time charge of $901,648 in the current period, which is not deductible for income tax purposes. As a result of the above, income before taxes for the current fiscal year was $660,031 or 2% of net sales, compared to $4,891,636 or 21% of net sales, in the same period in the prior year.

Giving effect to the tax provision which reflects the non-deductible nature of the loss on the convertible debenture redemption, the Company reported net income of $87,705 for the current quarter ended December 31, 1996, as compared to $2,990,754 for the same quarter in the prior fiscal year.

COMPARISON OF THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1996 WITH THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1995.

During the nine months ended December 31, 1996, net sales increased 49% to $71,262,620 as compared to $47,968,008 for the same period for the prior year. Of these, sales of Parlux "continued brands" were $56,254,249, an increase of 27% from the prior year. Net sales of AdM brand cosmetics, and Bal a Versailles and Baryshnikov brand fragrances totaled $13,977,906 in the current period as compared to $199,075 in the prior year. These brands were acquired in December 1995, and March and June 1996, respectively. Sales of Francesco Smalto brand products, which were discontinued as of September 30, 1996, were $1,030,465 in the current period compared to $3,493,827 in the prior year.

As a percentage of total sales, sales to related parties were 32% in the current period, compared to 37% in the same period in the prior year as a result of the Company's continuing strategic effort to diversify its sales mix and reduce accounts receivable. Sales to unrelated parties increased 61% to $48,471,824 in the current period compared to $30,182,604 in the same period in the prior year. Sales to related parties increased 28% to $22,790,796 in the current period compared to $17,785,404 in the same period in the prior fiscal year.

Cost of goods sold for the nine months ended December 31, 1996 increased to 40% of net sales as compared to 39% of net sales in the same period in the prior year. The increase was mainly attributable to the closeout of the remaining Francesco Smalto merchandise in accordance with the Transition and Termination Agreement which terminated on September 30, 1996, and to the closeout of ancillary brands purchased as part of the RBF acquisition.

Operating expenses increased by 77% compared to the prior fiscal year from $18,628,098 to $33,049,841. As a percentage of sales, operating expenses increased to 46% of net sales compared to 39% of net sales in the prior year. The major portion of the increase is due to advertising and promotional expenses which almost doubled to $19,679,049 compared to $9,898,653 in the prior year period, reflecting markedly increased print advertising and promotional expenses in connection with the U.S. department and specialty store business relating mainly to Perry Ellis and AdM brand activities. Selling and distribution costs increased by 75% to $5,941,718 in the current fiscal period as compared to $3,398,960 in the same period of the prior fiscal year, and increased as a percentage of net sales to 8% compared to 7% in the prior year. General and administrative expenses increased by 36% compared to the prior year period from $4,239,257 to $5,760,535, but decreased as a percentage of net sales from 9% to 8%, reflecting the economies of scale realized from the Company's acquisitions. Royalties increased to $1,668,539 for the current period compared to $1,091,228 in the prior year, principally due to the royalties required on the sale of Perry Ellis brand products.

As a result of the above, the Company had operating income of $9,769,658 or 14% of net sales for the nine-month period ended December 31, 1996, compared to $10,629,781 or 22% of net sales for the comparable period in the prior year. Interest expense increased by 19%, with $1,677,538 being recorded in the current fiscal year as compared to $1,414,240 in the same period in the prior year, reflecting increased borrowings offset by lower interest rates on convertible debentures outstanding during the current period and the conversion of certain convertible debentures into equity. Exchange gains were $54,360 in the current year as compared to losses of $117,802 in the same period in the prior year. Due to the redemption of $5,232,440 in convertible debentures in October 1996, the Company incurred a one-time charge of $901,648 in the period, which is not deductible for income tax purposes. As a result of the above, income before taxes for the current fiscal year was $7,244,832 or 10% of the net sales, compared to $9,097,739 or 19% of net sales, in the same period in the prior year.

Giving effect to the tax provision which reflects the non-deductible nature of the loss on the convertible debenture redemption, the Company reported net income of $4,170,460 or 6% of net sales for the nine months ended December 31, 1996, as compared to $5,640,599 or 12% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources

Working capital increased to $53,289,770 at December 31, 1996 from $30,800,351 at March 31, 1996. The increase during the nine-month period was mainly attributable to: (i) During May 1996, the Company issued $10,000,000 of 5% convertible debentures, due May 1, 1998 (the "May Debentures"), in private placements pursuant to Regulation D. The net proceeds were used to repay current liabilities. As of September 30, 1996, $4,300,000 of the May Debentures, plus accrued interest of $56,473, were converted into 1,005,632 shares of common stock (an additional $2,055,324, plus accrued interest of $54,032, were converted into 553,913 shares of common stock during October 1996); (ii) During April 1996, the Company issued $3,000,000 of 5% convertible debentures in private placements pursuant to Regulation S. In June 1996, the debentures, plus accrued interest of $20,411, were converted into 308,727 shares of common stock, increasing working capital and stockholders' equity by approximately $2,950,000, net of placement costs; (iii) During July 1996, the Company issued an additional $10,000,000 of 5% convertible debentures, due June 1, 1997 (the "July Debentures"), in private placements pursuant to Regulation D. During October 1996, $8,412,236 of the July Debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock; and, (iv) current period net income.

On July 24, 1996, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. As of December 31, 1996, the Company had acquired 318,355 shares at a cost of $1,494,764. The remaining 31,645 shares were acquired during January 1997, at which time the Board of Directors authorized the repurchase of an additional 500,000 shares.

During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which were repaid in accordance with their terms in December 1996. The redemption resulted in a one-time charge to net income of $901,648 during the quarter ended December 31, 1996, which is not deductible for income tax purposes.

In August 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bore interest at 12% per annum and was originally due on February 23, 1996, but was subsequently extended through August 1996. In connection with the note, the Company issued warrants to purchase 53,978 shares of Parlux common stock at a price of $8.11 per share, which expire on August 21, 1997. The Company borrowed a total of $674,722 under the agreement, which was repaid in installments of $500,000 and $174,722 in May and August 1996, respectively.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bore interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which were to expire on June 27, 1997. On July 15, 1996, these warrants were exercised, effectively converting the loan to equity.

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

On October 17, 1996, the Credit Agreement was further amended to increase the availability under the line to $10,000,000 . The $5,000,000 permanent increase was funded by Merrill Lynch Financial Services, Inc., through a participation agreement with Finova. The addition to the line of credit will bear interest at 1/2% over prime.

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

Impact of Currency Exchange

The Company's sales and purchases are virtually all in U.S. dollars or French francs. Since approximately 5% of the Company's products during the nine-month period ended December 31, 1996, were manufactured in France, a strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.           Description

       10.39 Sublease Agreement dated as of December 1996, between the Company and Cosmetic Essence, Inc.

       27                  Financial Data Schedule (for SEC use only)

(b)  There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31       March 31,
ASSETS                                                                          1996            1996
------------------------------------------------------------------         -------------    -------------
CURRENT ASSETS:                                                             (Unaudited)
  Cash and cash equivalents                                                $     511,121    $    339,423
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $4,437,000 and $2,121,000
   at December 31, 1996 and March 31, 1996, respectively                      14,413,821      10,892,347
  Trade receivables from related parties                                      23,365,058      13,482,423
  Inventories, net                                                            40,574,523      35,762,570
  Prepaid expenses and other current assets                                    9,043,217       7,189,213
                                                                           -------------    ------------

    TOTAL CURRENT ASSETS                                                      87,907,740      67,665,976
Equipment and leasehold improvements, net                                      3,613,993       2,475,919
Trademarks, licenses and goodwill, net                                        27,185,217      24,623,417
Other                                                                            151,113         473,611
                                                                           -------------    ------------

    TOTAL ASSETS                                                           $ 118,858,063    $ 95,238,923
                                                                           =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                              $  10,027,185    $ 11,564,917
  Convertible debentures                                                            --           250,000
  Accounts payable                                                            15,823,789      18,739,117
  Accrued expenses                                                             1,030,524       1,543,591
  Income taxes payable                                                         7,736,472       4,768,000
                                                                           -------------    ------------

    TOTAL CURRENT LIABILITIES                                                 34,617,970      36,865,625
Borrowings, less current portion                                               5,483,364       4,694,239
Convertible debentures                                                              --        11,450,000
Deferred tax liability                                                           183,864         183,864
                                                                           -------------    ------------

    TOTAL LIABILITIES                                                         40,285,198      53,193,728
                                                                           -------------    ------------

COMMITMENTS                                                                         --              --
                                                                           -------------    ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                             --              --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 17,447,478 and 11,456,426
   shares issued at December 31, 1996  and March 31, 1996, respectively          174,475         114,564
  Additional paid-in capital                                                  66,753,596      32,881,207
  Retained earnings                                                           13,171,109       9,000,649
  Cumulative translation adjustment                                              101,921         182,247
                                                                           -------------    ------------
                                                                              80,201,101      42,178,667
  Less - 357,355 and 39,000 shares of common stock in treasury, at cost,
   at December 31, 1996 and March 31, 1996, respectively                      (1,628,236)       (133,472)
                                                                           -------------    ------------


    TOTAL STOCKHOLDERS' EQUITY                                                78,572,865      42,045,195
                                                                           -------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 118,858,063    $ 95,238,923
                                                                           =============    ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                  Three months ended December 31,   Nine months ended December 31,
                                  -------------------------------   ------------------------------
                                        1996         1995                1996           1995
                                    -----------   -----------        ------------    -----------
                                           (Unaudited)                       (Unaudited)
Net sales:
   Unrelated customers              $18,173,040   $13,470,763        $ 48,471,824    $30,182,604
   Related parties                    8,846,780    10,363,262          22,790,796     17,785,404
                                    -----------   -----------        ------------    -----------

                                     27,019,820    23,834,025          71,262,620     47,968,008

Cost of goods sold                   10,641,321    10,146,563          28,443,121     18,710,129
                                    -----------   -----------        ------------    -----------

Gross margin                         16,378,499    13,687,462          42,819,499     29,257,879
                                    -----------   -----------        ------------    -----------

Operating expenses:
  Advertising and promotional         8,958,317     4,835,918          19,679,049      9,898,653
  Selling and distribution            2,287,200     1,446,053           5,941,718      3,398,960
  General and administrative          2,259,342     1,413,736           5,760,535      4,239,257
  Royalties                             651,263       598,407           1,668,539      1,091,228
                                    -----------   -----------        ------------    -----------

  Total operating expenses           14,156,122     8,294,114          33,049,841     18,628,098
                                    -----------   -----------        ------------    -----------

Operating income                      2,222,377     5,393,348           9,769,658     10,629,781

Interest expense and bank charges       611,473       479,150           1,677,538      1,414,240
Exchange (gains) losses                  49,225        22,562             (54,360)       117,802
Loss on debenture redemption            901,648          --               901,648           --
                                    -----------   -----------        ------------    -----------

Income before income taxes              660,031     4,891,636           7,244,832      9,097,739

Income taxes                            572,326     1,900,882           3,074,372      3,457,140
                                    -----------   -----------        ------------    -----------

Net income                          $    87,705   $ 2,990,754        $  4,170,460    $ 5,640,599
                                    ===========   ===========        ============    ===========


Earnings per common and common
  equivalent share:

     Primary                         $     0.01   $      0.28        $       0.25    $     0.56
                                     ==========   ===========        ============    ===========

     Fully Diluted                   $     0.01   $      0.28                0.25    $     0.55
                                     ==========   ===========        ============    ===========



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                   COMMON STOCK                       RETAINED
                                                              ---------------------    ADDITIONAL      EARNINGS
                                                                NUMBER        PAR       PAID-IN     (ACCUMULATED
                                                                ISSUED       VALUE      CAPITAL        DEFICIT)
                                                              ----------   --------   -----------   -------------
BALANCE at April 1, 1994                                       2,861,189   $ 28,612   $ 8,868,994   ($ 2,959,264)

  Net income                                                        --         --            --        4,231,211
  Issuance of common stock in connection with:
   Excercise of employee stock options                            19,025        190        61,020           --
   Sale of stock in private placement                            110,000      1,100       438,523           --
   Acquisition of assets                                         500,000      5,000     2,195,000           --
  Foreign currency translation adjustment                           --         --            --             --
  Purchase of 39,000 shares of treasury stock, at cost              --         --            --             --
                                                              ----------   --------   -----------   ------------

BALANCE at March 31, 1995                                      3,490,214     34,902    11,563,537      1,271,947

  Net income                                                        --         --            --        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                         11,175        112        33,910           --
   Warrants                                                    1,056,916     10,569     3,006,022           --
  Sale of stock in private placements                          1,001,514     10,015     7,605,570           --
  Stock issued in connection with the acquisition of assets      424,000      4,240     3,739,760           --
  Conversion of debentures, net of unamortized debt
   issuance costs                                              1,073,688     10,737     6,932,408           --
  Adjustment for stock split                                   4,398,919     43,989          --          (43,989)
  Foreign currency translation adjustment                           --         --            --             --
                                                              ----------   --------   -----------   ------------

BALANCE at March 31, 1996                                     11,456,426    114,564    32,881,207      9,000,649

  Net income                                                        --         --            --        4,170,460
  Issuance of common stock upon exercise of:
   Employee stock options                                         14,500        145        18,448           --
   Options                                                       176,000      1,760     1,406,240           --
   Warrants                                                       60,000        600       415,650           --
  Stock issued in connection with the acquisition of assets      370,000      3,700     3,002,550           --
  Conversion of debentures, net of unamortized debt
   issuance costs                                              5,370,552     53,706    29,029,501           --
  Foreign currency translation adjustment                           --         --            --             --
  Purchase of 318,355 shares of treasury stock, at cost             --         --            --             --
                                                              ----------   --------   -----------   ------------

BALANCE at December 31, 1996 (Unaudited)                      17,447,478   $174,475   $66,753,596   $ 13,171,109
                                                              ==========   ========   ===========   ============

                                                                CUMULATIVE
                                                                TRANSLATION    TREASURY
                                                                 ADJUSTMENT      STOCK           TOTAL
                                                                 ----------    ---------     ------------
BALANCE at April 1, 1994                                         $ 129,258           --      $  6,067,600

  Net income                                                          --             --         4,231,211
  Issuance of common stock in connection with:
   Excercise of employee stock options                                --             --            61,210
   Sale of stock in private placement                                 --             --           439,623
   Acquisition of assets                                              --             --         2,200,000
  Foreign currency translation adjustment                          216,495           --           216,495
  Purchase of 39,000 shares of treasury stock, at cost                --      ($  133,472)       (133,472)
                                                                 ---------    -----------    ------------

BALANCE at March 31, 1995                                          345,753       (133,472)     13,082,667

  Net income                                                          --             --         7,772,691

  Issuance of common stock upon exercise of:
   Employee stock options                                             --             --            34,022
   Warrants                                                           --             --         3,016,591
  Sale of stock in private placements                                 --             --         7,615,585
  Stock issued in connection with the acquisition of assets           --             --         3,744,000
  Conversion of debentures, net of unamortized debt
   issuance costs                                                     --             --         6,943,145
  Adjustment for stock split                                          --             --              --
  Foreign currency translation adjustment                         (163,506)          --          (163,506)
                                                                 ---------    -----------    ------------

BALANCE at March 31, 1996                                          182,247       (133,472)     42,045,195

  Net income                                                          --             --         4,170,460
  Issuance of common stock upon exercise of:
   Employee stock options                                             --             --            18,593
   Options                                                            --             --         1,408,000
   Warrants                                                           --             --           416,250
  Stock issued in connection with the acquisition of assets           --             --         3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                     --             --        29,083,207
  Foreign currency translation adjustment                          (80,326)          --           (80,326)
  Purchase of 318,355 shares of treasury stock, at cost               --       (1,494,764)     (1,494,764)
                                                                 ---------    -----------    ------------

BALANCE at December 31, 1996 (Unaudited)                         $ 101,921    ($1,628,236)   $ 78,572,865
                                                                 =========    ===========    ============


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine months ended December 31,
                                                                    ------------------------------
                                                                             (Unaudited)
                                                                        1996            1995
                                                                    ------------    ------------
Cash flows from operating activities:
Net income                                                          $  4,170,460    $  5,640,599
                                                                    ------------    ------------
Adjustments to reconcile net income
 to net cash used by operating activities:
Depreciation and amortization                                          1,858,651       1,009,063
Changes in assets and liabilities net of effect of acquisitions:
   Increase in trade receivables - unrelated customers                (4,031,515)     (4,009,474)
   Increase in trade receivables - affiliates                         (9,882,635)     (2,472,184)
   Increase in inventories                                            (3,527,479)     (8,232,664)
   Increase in prepaid expenses and other current assets              (1,225,236)       (643,590)
   Decrease (increase) in other non-current assets                       287,474         (76,751)
   (Decrease) increase in accounts payable                            (4,070,883)      3,677,381
   (Decrease) increase in accrued expenses                              (301,786)      1,961,007
   Increase in income taxes payable                                    2,968,472       1,788,818
   Decrease in advances from customers                                      --        (2,451,059)
                                                                    ------------    ------------

            Total adjustments                                        (17,924,937)     (9,449,453)
                                                                    ------------    ------------

                      Net cash used by operating activities          (13,754,477)     (3,808,854)
                                                                    ------------    ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                     (1,247,655)       (508,778)
Purchases of trademarks                                                  (49,060)        (71,811)
Net cash paid in acquisition of Alexandra de Markoff                        --        (8,608,000)
Net cash paid in acquisition of Richard Barrie Fragrances, Inc.         (694,707)           --
                                                                    ------------    ------------

                      Net cash used in investing activities           (1,991,422)     (9,188,589)
                                                                    ------------    ------------

Cash flows from financing activities:
Proceeds - receivable financing and overdraft facilities                 250,451         159,704
Payments - note payable                                                  (13,483)           --
Proceeds - note payable to Finova Capital Corp.                        1,617,686         504,988
Payments - note payable to National Bank of Kuwait                          --          (400,000)
Proceeds - note payable Eagle Bank                                        17,608         195,378
Payments - note payable to Sanofi Beaute, Inc.                              --        (5,055,543)
Payments - note payable to Fred Hayman Beverly Hills                    (355,502)        (87,591)
Payments - note payable to Parfums Jean Desprez                       (2,535,135)           --
(Payments) proceeds - note payable to Distr. de Perfumes Senderos       (674,722)        674,722
(Payments) proceeds - note payable to related parties                    (50,000)        300,000
Payments - note payable to stockholder                                  (148,545)           --
Proceeds - note payable Lyon Credit Corporation                        1,443,035            --
Proceeds - 7% convertible debentures, net                                   --         3,666,000
Proceeds - 5% convertible debentures, net                             16,451,774       6,802,500
Purchase of treasury stock, at cost                                   (1,494,764)           --
Proceeds from issuance of common stock                                 1,489,520       6,113,881
                                                                    ------------    ------------

                      Net cash provided by financing activities       15,997,923      12,874,039
                                                                    ------------    ------------


Effect of exchange rate changes on cash                                  (80,326)        (99,581)
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                     171,698        (222,985)
Cash and cash equivalents, beginning of period                           339,423         575,700
                                                                    ------------    ------------

Cash and cash equivalents, end of period                            $    511,121    $    352,715
                                                                    ============    ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The Consolidated Balance Sheet as of December 31, 1996, the Consolidated Statements of Income for the three-month and nine-month periods ended December 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1996 and 1995, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the three-month and nine-month periods ended December 31, 1996 and 1995.

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

Certain reclassifications were made to the December 31, 1995 financial statements to conform with the presentation of the December 31, 1996 financial statements. All comparable share information has been restated to reflect the two-for-one stock split consummated in November 1995.

B.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:


                                                   December 31, 1996       March 31, 1996
                                                   -----------------       --------------
Raw Material, Packaging and Components                $24,470,682           $22,285,515
Finished Products                                      16,103,841            13,477,055
                                                      -----------           -----------
                                                      $40,574,523           $35,762,570
                                                      ===========            ==========

The above amounts are net of reserves for potential inventory obsolescence of approximately $1,936,000 and $1,200,000 at December 31, 1996 and March 31, 1996,
respectively.

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

The estimated fair value of the net assets acquired is summarized as follows:


          Molds and other fixed assets                     $   893,856
          Inventories, net                                   1,784,474
          Other assets                                         141,518
          Goodwill and licenses                              2,417,957
          Accounts payable and other liabilities            (1,481,555)
                                                           -----------
          Fair value of net assets acquired                $ 3,756,250
                                                           ===========

On March 19, 1996, the Company consummated the acquisition of the trademarks and certain inventory for the Bal a Versailles (BAV) fragrance and beauty products brand name from Parfums Jean Desprez, S.A., pursuant to a letter of intent entered into on January 11, 1996.

At closing, the Company provided as consideration $1,697,500 in cash and $2,553,360 in the form of non-interest bearing promissory notes due in varying installments through December 1996.

The estimated fair value of the assets acquired is summarized as follows:

          Goodwill, licenses and trademarks                $ 2,872,500
          Inventories, net                                     878,360
          Covenant-not-to-compete                              300,000
          Molds and other fixed assets                         200,000
                                                           -----------
              Fair value of assets acquired                $ 4,250,860
                                                           ===========

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

The estimated fair value of the net assets acquired is summarized as follows:


           Goodwill, licenses and trademarks                   $10,765,000
           Advances for future inventory purchases               4,000,000
           Molds and other fixed assets                             85,000
           Reserve for sales returns and allowances             (2,850,000)
                                                               -----------
               Fair value of net assets acquired               $12,000,000
                                                               ===========


D.   BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:

                                                                              December 31, 1996         March 31, 1996
                                                                              -----------------         --------------
Note payable to FHBH, secured by the acquired licensed
trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863, including interest, through June 2004                  $  4,817,706             $  5,173,209

Revolving credit facility payable to Finova Capital Corporation, interest at Citibank N.A. prime (8.25% at December 31, 1996) plus
1 1/8%, payable on December 27, 1997                                               5,506,064                3,888,378

Notes payable to Parfums Jean Desprez, non-interest
bearing, payable in installments through February 1997                                18,225                2,553,360

Note payable to Lyon Credit Corporation, secured by certain equipment, interest at 11.10%, payable in equal monthly installments of $32,688, including interest,
through September 2001                                                             1,443,034                   --

Unsecured $500,000 line of credit payable to Eagle National Bank,
interest at the bank's prime rate plus 2%, repaid in January 1997                    500,000                  482,392

Note payable to Distribudora de Perfumes Senderos, Ltda.,
unsecured, interest at 12%, repaid in August 1996                                     --                      674,722

Receivable financing and overdraft facilities, interest at 8.75%
to 10.75%, payable on demand (1)                                                   2,818,695                2,568,244

Note payable to stockholder, repaid in May 1996 (l)                                   --                      148,544

Unsecured notes payable to related parties, interest at 11%, due
March 31, 1997                                                                       350,000                  700,000

Other notes payable                                                                   56,825                   70,307
                                                                                ------------             ------------
                                                                                  15,510,549               16,259,156
Less: long-term borrowings                                                        (5,483,364)              (4,694,239)
                                                                                ------------             ------------
Short-term borrowings                                                           $ 10,027,185             $ 11,564,917
                                                                                ============             ============

(l) Denominated in French francs

In December 1994, the Company entered into a Loan and Security Agreement (the Credit Agreement) with Finova Capital Corporation (Finova), (formerly Greyhound Financial Corporation ) pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, as defined in the Credit Agreement, on a revolving basis for a three-year period, up to $5,000,000, at an interest rate of 2% in excess of Citibank, N.A. "base or prime rate." Finova has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and consolidation without the prior consent of Finova. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. In May 1996, the Credit Agreement was amended to provide for a temporary increase in the line up to $6,000,000 until September 28, 1996.

On October 17, 1996, the Credit Agreement was further amended to increase the availability under the line to $10,000,000. The $5,000,000 permanent increase was funded by Merrill Lynch Financial Service, Inc., through a participation agreement with FINOVA. The addition to the line of credit will bear interest at 1/2% over prime.

Simultaneously with the closing of the Credit Agreement, the Company restructured a prior loan extended by the National Bank of Kuwait SAK (NBK) by paying NBK approximately $2,120,015, including interest, from borrowings under the Credit Agreement. In exchange for such payment, NBK released Parlux, and all of its subsidiaries, from all outstanding liabilities and guarantees owed to NBK, except for those obligations relating to a new $560,000 term loan, and a $1,000,000 letter of credit made available to support the Finova loan. The combined $1,560,000 facility was fully cash collateralized by certain shareholders' deposits. In addition, the shareholders have signed a subordination agreement in connection with the Credit Agreement. The term loan was repaid during February 1996.

The Company has overdraft and trade financing facilities aggregating 15,950,000 French francs (approximately $3,098,000 as of December 31, 1996). These credit facilities are reviewed annually.

In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribudora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bore interest at 12% per annum and was originally due on February 23, 1996. The Company borrowed a total of $674,722 under the agreement, which was repaid in installments of $500,000 and $174,722 in May and August 1996, respectively.

In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bore interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which were to expire on June 27, 1997. On July 15, 1996, these warrants were exercised effectively converting the loan to equity.

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

As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock and $10,000,000 of the 5% Debentures and $1,700,000 of the 7% Debentures were outstanding. Subsequent to March 31, 1996, the remaining $11,700,000 have been converted into 1,348,058 shares of common stock.

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

During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which was repaid in accordance with their terms in December 1996. The redemption resulted in a one-time charge to net income of $901,648 during the quarter ended December 31, 1996, which is not deductible for income tax purposes.

F.   TRANSACTIONS WITH RELATED PARTIES

Sales to Perfumania, Inc., a public company in which the Company's Chairman of the Board maintains an ownership interest, amounted to $22,790,796 or 32% of net sales for the nine-month period ended December 31, 1996, as compared to $17,785,404 or 37% of net sales in the same period for the prior fiscal year.

Amounts due from Perfumania amounted to $23,365,058 and $13,482,423 at December 31, 1996 and March 31, 1996, respectively.

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

Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

                                                              Three-Months Ended December 31,
                                                              -------------------------------
                                                             1996                        1995
                                                             ----                        ----
                                                    Primary     Fully Diluted     Primary    Fully Diluted
                                                    -------     -------------     -------    -------------
Net Income                                        $    87,705        (1)       $  2,990,754   $2,990,754
Add - reduction of interest expense (2)                10,853                        24,709       24,709
                                                  -----------                   -----------   ----------
Adjusted for per share computation                $    98,558                  $  3,015,463   $3,015,463
                                                  ===========                  ============   ==========
Number of shares:
Weighted average shares outstanding                16,830,667                     8,837,074    8,837,074
Add - net additional shares issuable (3)            1,206,359                     1,914,682    1,973,101
                                                  -----------                  ------------   ----------
Weighted average shares used in the per share
computation                                        18,037,026                    10,751,756   10,810,175
                                                  ===========                  ============   ==========
Earnings per common and common equivalent
share                                             $      0.01                  $       0.28   $     0.28
                                                  ===========                  ============   ==========

                                                               Nine-Months Ended December 31,
                                                              -------------------------------
                                                             1996                        1995
                                                             ----                        ----
                                                    Primary     Fully Diluted     Primary   Fully Diluted
                                                    -------     -------------     -------   -------------
Net Income                                        $ 4,170,460        (1)        $ 5,640,599   $5,640,599
Add - reduction of interest expense (2)               199,491                        24,709       24,709
                                                  -----------                   -----------   ----------
Adjusted for per share computation                $ 4,369,951                   $ 5,665,308   $5,665,308
                                                  ===========                   ===========   ==========
Number of shares:
Weighted average shares outstanding                14,339,066                     8,303,874    8,303,874
Add - net additional shares issuable (3)            3,181,786                     1,821,190    1,950,924
                                                  -----------                   -----------   ----------
Weighted  average  shares used in the per share
computation                                        17,520,852                    10,125,064   10,254,798
                                                  ===========                   ===========   ==========
Earnings per common and common equivalent
share                                             $      0.25                   $      0.56   $     0.55
                                                  ===========                   ===========   ==========

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

H.   CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                    Nine Months Ended December 31,
                                    ------------------------------
                                        1996              1995
                                        ----              ----
         Cash paid for:
           Interest                  $1,724,466        $1,276,545
           Income taxes              $  264,129        $  185,800

In addition to the RBF, BAV and AdM acquisitions discussed in Note C, which were partially funded through the issuance of common stock and notes, the Company used barter credits totaling $286,000 ($684,000 in 1995) in payment of advertising expenses.

Additionally, during 1996, notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, ($350,000 and $178,750, respectively, in
1995) were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I.   INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the period ended December 31, 1996 reflects the non-deductible nature of the loss on the convertible debenture redemption.

J.   LICENSE AND DISTRIBUTION AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute. The Perry Ellis license is entering its eleventh year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met by the previous licensee, and the Company believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial period of three-years, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The initial three-year period expires March 31, 1997, and the Company has informed the licensor that it does not intend to renew the agreement. The Company will have a 12-month period following expiration to sell off inventories, with no sales or advertising minimums. Sales of Todd Oldham products represented 2% of total sales in the three-month and nine-month periods ended December 31, 1996.

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

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period, which approximated 6% of net sales of SMALTO fragrances. Sales of Francesco Smalto products represented approximately 7% of total Company net sales for the year ended March 31, 1996, and approximately 1% in the nine-month period ended December 31, 1996. The contract has been terminated in accordance with the Agreement.

K.   SUBSEQUENT EVENTS

On February 10, 1997, the Company consummated an agreement with Cosmetic Essence, Inc. ("CEI"), to sublease the manufacturing and distribution areas, at the Orange, Connecticut facility (the "facility"), which was assumed as part of the RBF acquisition (approximately 78,000 square feet out of a total square footage of 90,000), through December 31, 1999, the remaining term of the lease.

The Company is actively pursuing the sublease of the remaining 12,000 square feet of office space. The total annual rental commitment on the lease approximates $500,000, of which CEI will pay $350,000.

In connection with the sublease agreement, the Company sold certain fixed assets located at the facility to CEI for $544,760, which closely approximates their net book value.

All remaining distribution and warehousing activity previously performed at the facility will be consolidated in the Company's South Florida location prior to March 31, 1997.

                               * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach
------------------------
Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli
------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Financial Officer and Director



Date: February 12, 1997