Form 10-K
period 1997-03-31
PARLUX FRAGRANCES INC
filed 1997-06-27
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                               -----------    ------------


                         Commission File Number 0-15491

Parlux Fragrances, Inc.
-----------------------

(Exact name of registrant as specified in its charter)

            Delaware                                          22-2562955
---------------------------------                         --------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification No.)

3725 SW 30th Avenue, Ft. Lauderdale, FL                          33312
---------------------------------------                        ----------

(Address of principal executive offices)                       (zip code)


(Registrant's telephone number, including area code)           (954) 316-9008
                                                              ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                            Name of Exchange on which registered
--------------                            ------------------------------------

None                                      None

  Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock ( par value $ .01 per share)
             -------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ----      ----

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class                                          Outstanding at June 25, 1997
-----------------------------                  --------------------------------
Common Stock, $ .01 par value                  16,814,423
                                               ----------

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $28,393,527 based on a closing price of $2.125 for the Common Stock as of June 25, 1997 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Item 1.         BUSINESS

         Parlux Fragrances, Inc. (the Company), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances, cosmetics and beauty related products marketed primarily through specialty stores and national department stores. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. The Company's products are positioned primarily in the prestige segment. Additionally, the Company manufactures and distributes certain brands through Perfumania Inc., a related party national chain which is a leading specialty retailer of fragrances. Currently, the Company engages in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, BARYSHNIKOV, PHANTOM OF THE OPERA, TODD OLDHAM and VICKY TIEL fragrances and grooming items on an exclusive worldwide basis as a licensee. Additionally, the Company manufactures, distributes and sells its own brands of ANIMALE, BAL A VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances and ALEXANDRA DE MARKOFF cosmetics on a worldwide basis.

Recent Developments

         On May 23, 1997, the Company entered into an agreement with General Electric Capital Corporation for a $25 million senior secured revolving credit facility. See "Liquidity and Capital Resources" for further discussion.

         In November of 1996, the Company engaged Montgomery Securities to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that the engagement of Montgomery Securities had not resulted in any definitive offers. Accordingly, the Company concluded its relationship with Montgomery Securities and announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. As of March 31, 1997, the restructuring has been completed and the costs related to this restructuring of approximately $5,765,000 have been recorded in the quarter ended March 31, 1997.

         In January 1997, the Company completed the repurchase of 350,000 shares of its common stock under Phase I of its buyback program, and the Board of Directors authorized a second phase covering an additional 500,000 shares. As of June 18, 1997, the Company had repurchased 239,555 shares under the second phase.

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

         The Company designs and creates fragrances and cosmetics/shades using its own staff and independent contractors. It also supervises the design of its packaging by independent contractors and has recently completed the design process for FRED HAYMAN'S "HOLLYWOOD" for women, which the Company anticipates launching in the fall of 1997.

         During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                              Fiscal 1997     Fiscal 1996      Fiscal 1995
                              -----------     -----------      -----------
PERRY ELLIS                           48%             39%              16%
ANIMALE                               15%             15%              24%
ALEXANDRA DE MARKOFF                  14%              3%               0%
FRED HAYMAN                           13%             20%              45%

MARKETING AND SALES

         In the United States, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives for certain channels of distribution. The Company sells directly to retailers, primarily national and regional department stores and specialty stores, which it believes will maintain the image of its products as prestige fragrances. The Company's products are sold in over 1,800 retail outlets in the United States. Additionally, the Company sells products to Perfumania, Inc., a related party, which is a leading specialty retailer of fragrances with over 265 retail outlets principally located in manufacturers' outlet malls and regional malls.

         Marketing and sales activities outside the United States are conducted through arrangements with independent distributors. The Company has established relationships for the marketing of its fragrances with distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia.

         The Company advertises both directly and through a cooperative advertising program in association with major retailers in the fashion media on a national basis and through retailers' statement enclosures and catalogues. The Company is required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and Note 9 (B) to the Consolidated Financial Statements.

RAW MATERIALS

         Raw materials and components for the Company's products are available from sources in Europe and the United States. The Company uses third party contract manufacturers to produce finished products. During the fiscal year ended March 31, 1997, the Company completed the transition of its remaining contract manufacturing in France to the United States.

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

CUSTOMERS

         The Company concentrates its sales efforts in the United States in specialty stores, such as Nordstrom's, Neiman Marcus, and Bergdorf Goodman and a number of regional department store retailers including, among others, Dillards, Macy's, J.L. Hudson, and Bloomingdales. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         Sales to Perfumania, a company associated with Mr. Ilia Lekach, the Company's Chairman of the Board and Chief Executive Officer, amounted to $26,568,290 for the fiscal year ended March 31, 1997. Net amounts owed by Perfumania to the Company amounted to $22,136,000 at March 31, 1997. The loss of Perfumania as a customer could have a material adverse effect on the operations of the Company.

FOREIGN AND EXPORT SALES

         A significant portion of the Company's international sales and exports are made through its wholly-owned French subsidiary, Parlux S.A. Net sales to unaffiliated customers by Parlux S.A. were $12,776,773, $9,101,611 and $7,219,601 for fiscal years ended March 31, 1997, 1996, and 1995, respectively. The French subsidiary reported net income of $817,649, $887,163 and $319,535 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

LICENSING AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute in December 1994. The Perry Ellis license is entering its twelfth year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met by the previous licensee, and the Company believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

FRED HAYMAN: In June 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted to Parlux an exclusive royalty free 55-year license to use FHBH's United States Class 3 trademarks Fred Hayman(R), 273(R), Touch(R), With Love(R) and Fred Hayman Personal Selections(R) and the corresponding international registrations. There are no minimum sales or advertising requirements.

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

BARYSHNIKOV: The Company assumed the Baryshnikov license as part of the RBF acquisition, pursuant to which the Company has the exclusive right to manufacture and distribute fragrances and personal care products using the Baryshnikov trademark. The initial term of the license expires on December 31, 1997, renewable for subsequent three and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products.

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

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial contract period ending March 31, 1997, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The Company has informed the licensor of its intent not to renew the license. In accordance with the licensing agreement, the Company may produce and sell the Todd Oldham trademarked products until March 31, 1998.

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

          During the fiscal year ended March 31, 1997, the Company had no barter sales, utilized $161,000 of its deferred advertising credits and realized $88,000 of deferred income on the use of these credits. Since the inception of the Barter Agreement, $6,186,000 of JOAN COLLINS products were bartered and $5,858,000 of advertising credits have been used. In addition, in connection with the FHBH acquisition in 1994, the Company acquired approximately $471,000 of advertising credits, of which $264,000 were utilized during the fiscal year ended March 31, 1997. The balance of deferred advertising credits and unearned income at March 31, 1997 were $1,069,000 and $345,000, respectively ($933,000 and $345,000, respectively relate to the Barter Agreement).

         The Company expects to be able to fully utilize these advertising credits as part of its normal ongoing advertising expenditures.

TRADEMARKS

         The Company owns the worldwide trademarks and distribution rights to ANIMALE, BAL A VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF cosmetics. Accordingly, there are no licensing agreements requiring the payment of royalties. Additionally, the Company has the rights to license certain of these trademarks for all classes of merchandise.

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

         There are no pending and, to the best of the Company's knowledge, no threatened product liability claims. Over the past nine years, the Company has not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

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

EMPLOYEES

         As of March 31, 1997, the Company had 173 full-time and part-time employees. Of these, 36 were engaged in worldwide sales activities, 76 in operations, administrative and finance functions and 61 in warehousing and distribution activities, which reflects the increased staffing requirements to support the AdM cosmetic line. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives.

         During June 1993, the Company established a 401-K Plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

ITEM 2.         PROPERTIES

         In November 1995, the Company moved its corporate headquarters and domestic operations from a 38,500 square foot leased facility in Pompano Beach, Florida to a new 100,000 square foot leased facility in Fort Lauderdale, Florida to accommodate current and future growth. The annual lease cost of the new facility is approximately $600,000, with the lease covering a ten-year period.

          On February 10, 1997, the Company consummated an agreement with Cosmetic Essence, Inc., one of the Company's third-party fillers, to sublease the manufacturing and distribution areas (78,000 square feet), and purchase certain fixed assets, at the 90,000 square foot facility in Orange, Connecticut, which lease was assumed as part of the Richard Barrie Fragrances, Inc. ("RBF") acquisition. The Company's liability, net of the sublease, is approximately $12,500 per month, which has been recorded as part of the Company's restructuring charge during the quarter ended March 31, 1997. The Company is actively seeking to sublease the remaining 12,000 square feet of office space. The lease on this facility expires on December 31, 1998.

         All of the remaining distribution and warehousing activities previously performed at the Connecticut facility have been consolidated in South Florida. In connection therewith, the Company has leased an additional 26,600 square feet of warehouse space adjacent to its corporate headquarters at an annual cost of approximately $170,000. The lease expires in March 2002.

         Effective October 1, 1996, the Company entered into an agreement with Hirel Holdings, Inc., a publicly traded company, to sublease the Company's previous corporate headquarters and distribution center in Pompano Beach, Florida, for the approximate lease commitment, including escalations.

         The Company's French subsidiary leases approximately 1,500 square feet under an operating lease which provides for annual rentals equivalent to approximately $42,000, which terminates in 1999.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 12, 1996, the Company held a special meeting of its shareholders to vote on an increase in the amount of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shareholders approved the proposal as follows:

        For                       Against                    Abstained
        ---                       -------                    ---------
     8,214,421                    275,100                      5,500


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

         In July 1992, 250,000 shares included in the Company's employee stock option plans were registered with the SEC via a Form S-8 registration statement. Of these shares, 174,092 have been exercised through March 31, 1997. Of the 75,908 remaining shares, 67,000 have been granted and 8,908 remain available for future grants.

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

         In June 1995, in connection with a $300,000 long-term loan, the Company issued warrants to acquire 60,000 unregistered shares of common stock to Mr. F. Lekach, which were exercisable at $6.94 per share, for a two-year period. On July 15, 1996, these warrants were exercised, and a portion of the proceeds was utilized to repay the $300,000 loan and accrued interest thereon.

         During the year ended March 31, 1996, the Company issued 1,125,044 shares of common stock in private placements pursuant to Regulation S or Rule 144, which resulted in an increase in stockholders' equity of $7,715,000.

         In December 1995, the Company issued 424,000 shares of common stock to Revlon in connection with the AdM acquisition. In addition, the Company granted Revlon an option to purchase 176,000 shares of the Company's common stock at an exercise price of $8.00 per share, which was exercised in May 1996. The combined effect increased stockholders' equity by $4,800,000 ($3,392,000 in the year ended March 31, 1996 and $1,408,000 during the current fiscal year).

         During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures, (the "Debentures") pursuant to Regulation S. The Debentures were convertible into shares of the Company's common stock at 85% of the closing price of the stock as listed on NASDAQ over specific time frames. As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock. Subsequent to March 31, 1996, the remaining $11,700,000 have been converted into 1,348,058 shares of common stock.

         During April and May 1996, the Company issued an additional $13,000,000 of 5% convertible debentures, $3,000,000 pursuant to Regulation S and $10,000,000 pursuant to Regulation D with the same conversion features and terms as those issued above, of which $9,355,324, plus accrued interest of $130,916, have been converted into 1,868,272 shares of common stock.

         On July 2, 1996, the Company issued an additional $10,000,000 of 5% Debentures, in private placements pursuant to Regulation D, with the same conversion features and terms as those issued above, except that the conversion rate was 86%. During October 1996, $8,412,236 of the debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

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

         On July 18, 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission ( "S.E.C.") to register 460,000 shares of previously issued and outstanding stock, and 1,617,646 shares of common stock underlying the $10,000,000 of 5% convertible debentures issued during May 1996. The registration statement was declared effective on August 12, 1996.

         On September 13, 1996, the Company filed a Form S-3 registration statement with the S.E.C. to register 2,154,222 shares of common stock underlying the $10,000,000 of 5% convertible debentures issued during July 1996. The registration statement was declared effective on October 2, 1996.

                On July 24, 1996, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. This phase of the repurchase was completed during January 1997, at which time the Board of Directors authorized the repurchase of an additional 500,000 shares. As of June 25, 1997, the Company has repurchased a total of 589,355 shares at a cost of $2,244,915 (381,055 shares at a cost of $1,749,173 as of March 31, 1997).

         The Company believes that the number of beneficial owners of its common stock is approximately 1,500.

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices, adjusted for the stock split, for the Company's securities available for each quarter of the last two years and the interim period from January through June 1997. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

      Calendar Quarter                          Common Stock
      ----------------                          ------------
                                       High                      Low
                                       ----                      ---
First 1995                             4.875                    2.875
Second 1995                            7.313                    4.500
Third 1995                             9.188                    6.500
Fourth 1995                           10.000                    7.000

First 1996                            13.250                    6.125
Second 1996                           15.250                    9.000
Third 1996                            11.250                    4.125
Fourth 1996                            4.563                    3.063

First 1997                             4.063                    2.250
Second 1997
 (to June 25, 1997)                    3.188                    2.125

ITEM 6.         SELECTED FINANCIAL DATA

         The following data has been derived from financial statements audited by Price Waterhouse LLP, independent certified public accountants. Consolidated balance sheets at March 31, 1996 and 1997 and the related consolidated statements of income and of cash flows for the three years ended March 31, 1997 and notes thereto appear elsewhere in this Annual Report on Form 10-K.



For the Year Ended March 31,                     (in thousands of dollars, except per share data)
----------------------------
                                         1997           1996            1995           1994           1993
                                         ----           ----            ----           ----           ----
Net sales                             $87,640        $67,727         $38,209        $25,366        $28,427
Costs/operating exp.                   84,321         53,539          31,208         23,071         26,982
Operating income                        3,319         14,188           7,001          2,295          1,445
Net income                                176          7,772           4,231          1,362            135
Income per share:
   Primary                              $0.02          $0.74           $0.50          $0.22          $0.03
   Fully diluted                        $0.02          $0.72           $0.48          $0.22          $0.03


At March 31,                             1997           1996            1995           1994           1993
------------                             ----           ----            ----           ----           ----
Current assets                        $81,205        $67,666         $31,955        $18,514        $18,094
Current liabilities                    31,885         36,866          27,113         14,679         12,575
Working capital                        49,320         30,800           4,842          3,835          5,519
Long-term debt                          4,949          4,694           5,281              0          3,021
Total assets                          111,385         95,239          45,477         20,746         20,184
Total liabilities                      37,266         53,194          32,394         14,678         15,596
Stockholders' equity                   74,119         42,045          13,083          6,068          4,588


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

         COMPARISON OF THE TWELVE-MONTH PERIOD ENDED MARCH 31, 1997 WITH THE TWELVE-MONTH PERIOD ENDED MARCH 31, 1996

         For the fiscal year ended March 31, 1997 net sales increased 29% to $87,640,006 as compared to $67,726,926 in the prior fiscal year. This increase was primarily due to continued growth of Perry Ellis brand products, the full year effect of Alexandra de Markoff (AdM) brand cosmetics, and Bal a Versailles
(BAV) brand products in fiscal 1997, compared to a partial year of operations in the prior year, and licensed sales of Baryshnikov brand products acquired in connection with the RBF acquisition in June 1996. Gross sales of Perry Ellis increased 64% to $43,807,624 as compared to $26,663,302 in the prior year. Gross sales of Parlux house brands (brands which the Company owns) increased 34% to $41,209,043, as compared to $30,759,544 in the prior year, due to significant increases in AdM and BAV which are included in this category. AdM and BAV increased to $12,951,646 and $2,137,682, respectively, as compared to $2,095,035 and $1,542,138, respectively, in the prior year. Baryshnikov brand product sales totaled $2,147,781 in its initial period of operations by the Company. These increases were partially offset by a decrease in gross sales of $3,933,695 of Francesco Smalto brand fragrances, which license was terminated on September 30, 1996.

         Net Sales to unrelated customers increased by 44% to $59,799,669, while net sales to related parties increased by 6% to $27,840,337. The percentage of net sales to related parties in relation to total net sales decreased from 39% in the prior year to 32% in fiscal 1997. Approximately 85% of total net sales in the fiscal year ended March 31, 1997 came from operations in, or supplied by, the United States, and 15% from the Company's French subsidiary.

         Cost of goods sold increased as a percentage of net sales from 42% for the fiscal year ended March 31, 1996 to 45% for the fiscal year ended March 31, 1997, which was mainly attributable to the costs involved in discontinuing certain brands and closing distribution centers in the last quarter of the fiscal year. These costs totaled approximately $5,243,000. Without the effects of the restructuring costs, cost of goods sold in the fiscal year ended March 31, 1997 would have been 39%. Cost of goods sold on sales to unrelated customers and related parties approximated 42% and 51%, respectively. All of the Company's products are manufactured by third parties. For fiscal 1997, approximately 2% of the Company's products were manufactured in France, and the Company has consolidated its manufacturing, warehousing and shipping in the United States, as it expects to continue to achieve cost reductions through consolidation.

         Operating expenses increased 80% to $45,138,306 for the year ended March 31, 1997 compared to $25,099,294 in the prior year, and as a percentage of sales were 51% in fiscal 1997 compared to 37% in the prior year. The major portion of the increase was due to advertising and promotional expenses which increased by 87% to $24,245,502 compared to $12,942,647 in fiscal 1996, reflecting the investments required to launch new brands, particularly Perry Ellis "America", the full year support costs for AdM and increased promotional expenses in connection with the U.S. department and specialty store business. Selling and distribution costs increased by 86%, and as a percentage of sales increased from 8% in the prior fiscal year to 11% currently. This was partially due to costs of approximately $522,000 in connection with terminating warehousing and distribution operations in Connecticut and France and certain duplicate costs from maintaining two domestic facilities until March 1997. General and administrative costs increased by 62% in fiscal 1997 compared to the prior year, and increased as a percentage of net sales from 8% to 10%. The increases were mainly attributable to the full year's effect of staff additions during the last quarter of fiscal 1996 and increased support required for the AdM cosmetic line. Royalty expense increased by 61% in fiscal 1997 compared to the prior year, principally due to the royalties required on the sale of Perry Ellis brand products, and increased to 3% of net sales as compared to 2% in the prior year. As a result of the above, operating income decreased by 77% to $3,318,535 or 4% of net sales for the year ended March 31, 1997, compared to $14,187,843 or 21% of net sales in the prior year.

         Interest expense increased by 15% for fiscal 1997 compared to fiscal 1996 due to increased borrowing levels, but decreased from 3% of net sales in the prior year to 2% in the current year. Exchange gains were $595,045 for fiscal 1997 compared to exchange gains of $234,074 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

         As a result of the above, income before extraordinary item and taxes decreased to $1,737,952 in fiscal 1997 compared to $12,536,505 in fiscal 1996. Due to the redemption of $5,232,440 in convertible debentures in October 1996, the Company incurred an extraordinary charge of $901,648, which is not deductible for income tax purposes. Accordingly, the effective tax rate increased to 79% in the current fiscal year as compared to 38% in the prior year. As a result, net income decreased 98% to $176,223 in the fiscal year ended March 31, 1997, compared to $7,772,691 for the fiscal year ended March 31, 1996.

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

         Sales of $41,539,466 to unrelated customers increased by 81%, while sales to related parties of $26,187,460 increased by 72%. The percentage of sales to related parties in relation to total sales decreased from 40% in the prior year to 39% in fiscal 1996. Approximately 82% of total net sales in the fiscal year ended March 31, 1996 came from operations in, or supplied by, the United States, and 17% from the Company's French subsidiary.

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

         As a result of the above, income before taxes increased to $12,536,505 in fiscal 1996 compared to $5,510,211 in fiscal 1995. Taxes increased to $4,763,814 in fiscal 1996 compared to $1,279,000 in fiscal 1995, as the Company utilized all tax loss carry forwards and reversed its valuation allowance on deferred tax assets in fiscal 1995. As a result, net income increased 84% to $7,772,691, or 11% of net sales in the fiscal year ended March 31, 1996, compared to $4,231,211, or 11% of net sales for the fiscal year ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased to $49,320,272 at March 31, 1997 from $30,800,351 at March 31, 1996. The increase was mainly attributable to: (i) During May 1996, the Company issued $10,000,000 of 5% convertible debentures, due May 1, 1998 (the "May Debentures"), in private placements pursuant to Regulation D. The net proceeds were used to repay current liabilities. During September and October 1996, $6,355,324 of the May Debentures, plus accrued interest of $110,505, were converted into 1,559,545 shares of common stock; (ii) During April 1996, the Company issued $3,000,000 of 5% convertible debentures in private placements pursuant to Regulation S. In June 1996, the debentures, plus accrued interest of $20,411, were converted into 308,727 shares of common stock, increasing working capital and stockholders' equity by approximately $2,950,000, net of placement costs; (iii) During July 1996, the Company issued an additional $10,000,000 of 5% convertible debentures, due June 1, 1997 (the "July Debentures"), in private placements pursuant to Regulation D. During October 1996, $8,412,236 of the July Debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

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

         On July 24, 1996, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. This phase of the repurchase was completed during January 1997, at which time the Board of Directors authorized the repurchase of an additional 500,000 shares. As of June 25, 1997, the Company has repurchased a total of 589,355 shares at a cost of $2,244,915 (381,055 shares at a cost of $1,749,173 as of March 31, 1997).

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

         In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman of the Board. The note bore interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which were to expire on June 27, 1997. On July 15, 1996, these warrants were exercised, and a portion of the proceeds was utilized to repay the $300,000 note and accrued interest thereon.

         The Company has overdraft and trade financing facilities aggregating 18,150,000 French francs (approximately $3,220,000 as of March 31, 1997). These credit facilities are reviewed annually.

         In May 1997, the Company entered into a three year Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation
(GECC). Under the Credit Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option.

GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

         Management believes that, based on current circumstances, the new Credit Agreement will be sufficient to fund the Company's operating needs.

IMPACT OF CURRENCY EXCHANGE AND INFLATION

         The Company's business operations were positively affected in the current year in the amount of $595,045, positively affected in the amount of $234,074 in the fiscal year ended March 31, 1996, and negatively affected in the amount of $300,661 in the fiscal year ended March 31, 1995, due to the movement of the French franc vs. the U.S. dollar.

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

         The Company has completed the centralization of manufacturing in the United States which will minimize the currency exchange impact on intercompany transactions for the future.

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

         2.  Financial Statement Schedules
         See Index to Financial Statements beginning on Page F-1 of this annual report.

         3.  Exhibit Index
         The following exhibits are attached:

 4.24 Credit Agreement, dated May 23, 1997, between the Company and General Electric Capital Corporation

10.40    Employment Agreement with Ilia Lekach, dated as of April 1, 1997.

10.41    Employment Agreement with Zalman Lekach, dated as of April 1, 1997.

10.42    Employment Agreement with Frank A. Buttacavoli, dated as of April 1,
         1997.

10.43    Employment Agreement with Ruben Lisman, dated as of April 1, 1997.

10.44    Consulting Agreement with Cosmix, Inc., dated as of April 1, 1997.

10.45 Consulting Agreement with Cambridge Development Corp.,dated as of April 1, 1997.

23       Consent of Price Waterhouse LLP.

27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         There were no reports on Form 8-K during the fiscal year ended March 31, 1997.

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

           Consolidated Statements of Income                                             F-4

           Consolidated Statement of Changes in Stockholders' Equity                     F-5

           Consolidated Statements of Cash Flows                                         F-6

           Notes to Consolidated Financial Statements                                    F-7

           FORM 10-K SCHEDULES:

           Schedule VIII - Valuation and Qualifying Accounts                             F-25

           Schedule IX - Short-term Bank Borrowings                                      F-26



          All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and
Shareholders of Parlux Fragrances, Inc.

In our opinion, the consolidated financial statements listed in the index referred to under Item 14(a)(1) and (2) on page 20 and appearing on page F-1 present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Miami, Florida
June 26, 1997

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                        March 31,
                                                                          ---------------------------------
                                                                                1997               1996
                                                                          ---------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $     191,486       $     339,423
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,494,000 and $2,121,000
   in 1997 and 1996, respectively                                            14,289,841          10,892,347
  Trade receivables from related parties                                     22,862,335          13,482,423
  Inventories, net                                                           35,595,323          35,762,570
  Prepaid expenses and other current assets                                   8,266,126           7,189,213
                                                                          -------------       -------------

    TOTAL CURRENT ASSETS                                                     81,205,111          67,665,976
Equipment and leasehold improvements, net                                     3,253,800           2,475,919
Trademarks, licenses and goodwill, net                                       26,783,807          24,623,417
Other                                                                           142,526             473,611
                                                                          -------------       -------------

    TOTAL ASSETS                                                          $ 111,385,244       $  95,238,923
                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                             $  12,665,065       $  11,564,917
  Accounts payable                                                           11,904,808          18,739,117
  Accrued expenses                                                            2,255,966           1,543,591
  Income taxes payable                                                        5,059,000           4,768,000
  Convertible debentures                                                           --               250,000
                                                                          -------------       -------------

    TOTAL CURRENT LIABILITIES                                                31,884,839          36,865,625
Borrowings, less current portion                                              4,949,230           4,694,239
Convertible debentures                                                             --            11,450,000
Deferred tax liability                                                          432,440             183,864
                                                                          -------------       -------------

    TOTAL LIABILITIES                                                        37,266,509          53,193,728
                                                                          -------------       -------------

COMMITMENTS  AND CONTINGENCIES                                                     --                  --
                                                                          -------------       -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                            --                  --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 17,447,478 and 11,456,426
   shares issued in 1997  and 1996, respectively                                174,475             114,564
  Additional paid-in capital                                                 66,753,596          32,881,207
  Retained earnings                                                           9,176,872           9,000,649
  Cumulative translation adjustment                                            (103,562)            182,247
                                                                          -------------       -------------
                                                                             76,001,381          42,178,667
  Less - 420,055 and 39,000 shares of common stock in treasury,
   at cost in 1997 and 1996, respectively                                    (1,882,646)           (133,472)
                                                                          -------------       -------------

    TOTAL STOCKHOLDERS' EQUITY                                               74,118,735          42,045,195
                                                                          -------------       -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 111,385,244       $  95,238,923
                                                                          =============       =============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------



                                                                            Year ended March 31,
                                                             --------------------------------------------------
                                                                 1997               1996               1995
                                                             ------------       ------------       ------------
Net sales:
   Unrelated customers                                       $ 59,799,669       $ 41,539,466       $ 22,978,956
   Related parties                                             27,840,337         26,187,460         15,230,143
                                                             ------------       ------------       ------------

                                                               87,640,006         67,726,926         38,209,099

Cost of goods sold                                             39,183,165         28,439,789         14,957,475
                                                             ------------       ------------       ------------

Gross profit                                                   48,456,841         39,287,137         23,251,624
                                                             ------------       ------------       ------------

Operating expenses:
  Advertising and promotional                                  24,245,502         12,942,647          7,248,839
  Selling and distribution                                      9,553,192          5,130,099          3,530,133
  General and administrative                                    8,926,499          5,524,416          4,648,899
  Royalties                                                     2,413,113          1,502,132            823,223
                                                             ------------       ------------       ------------

  Total operating expenses                                     45,138,306         25,099,294         16,251,094
                                                             ------------       ------------       ------------

Operating income                                                3,318,535         14,187,843          7,000,530

Interest expense and bank charges                               2,175,628          1,885,412          1,189,658
Exchange (gains) losses                                          (595,045)          (234,074)           300,661
                                                             ------------       ------------       ------------

Income before extraordinary item and income taxes               1,737,952         12,536,505          5,510,211

Income taxes                                                      660,081               --                 --
                                                             ------------       ------------       ------------

Income before extraordinary item                                1,077,871         12,536,505          5,510,211

Extraordinary item - loss on conversion of debt                   901,648          4,763,814          1,279,000
                                                             ------------       ------------       ------------

Net income                                                   $    176,223       $  7,772,691       $  4,231,211
                                                             ============       ============       ============



Earnings per common and common
  equivalent share:

     Primary:
          Income before extraordinary item                   $       0.07       $       0.74       $       0.50
          Extraordinary item - loss on
            conversion of debt                               $      (0.05)              --                 --
                                                             ------------       ------------       ------------
          Net income                                         $       0.02       $       0.74       $       0.50
                                                             ============       ============       ============
     Fully diluted:
          Income before extraordinary item                   $       0.07       $       0.72       $       0.48
          Extraordinary item - loss on
            conversion of debt                               $      (0.05)              --                 --
                                                             ------------       ------------       ------------
          Net income                                         $       0.02       $       0.72       $       0.48
                                                             ============       ============       ============




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------



                                                                          COMMON STOCK
                                                                   --------------------------                     RETAINED
                                                                                                  ADDITIONAL      EARNINGS
                                                                      NUMBER          PAR          PAID-IN      (ACCUMULATED
                                                                      ISSUED         VALUE         CAPITAL         DEFICIT)
                                                                   -----------    -----------    -----------    -----------
BALANCE at April 1, 1994                                             2,861,189    $    28,612    $ 8,868,994     (2,959,264)

  Net income                                                              --             --             --        4,231,211
  Issuance of common stock in connection with:
   Exercise of employee stock options                                   19,025            190         61,020           --
   Sale of stock in private placement                                  110,000          1,100        438,523           --
   Acquisition of assets                                               500,000          5,000      2,195,000           --
  Foreign currency translation adjustment                                 --             --             --             --
  Purchase of 39,000 shares of treasury stock, at cost                    --             --             --             --
                                                                   -----------    -----------    -----------    -----------

BALANCE at March 31, 1995                                            3,490,214         34,902     11,563,537      1,271,947


  Net income                                                              --             --             --        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                               11,175            112         33,910           --
   Warrants                                                          1,056,916         10,569      3,006,022           --
  Sale of stock in private placements                                1,001,514         10,015      7,605,570           --
  Stock issued in connection with the acquisition of assets            424,000          4,240      3,739,760           --
  Conversion of debentures, net of unamortized debt                  1,073,688         10,737      6,932,408           --
   issuance costs
  Adjustment for stock split                                         4,398,919         43,989           --          (43,989)
  Foreign currency translation adjustment                                 --             --             --             --
                                                                   -----------    -----------    -----------    -----------

BALANCE at March 31, 1996                                           11,456,426        114,564     32,881,207      9,000,649

  Net income                                                              --             --             --          176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                               14,500            145         18,448           --
   Options                                                             176,000          1,760      1,406,240           --
   Warrants                                                             60,000            600        415,650           --
  Stock issued in connection with the acquisition of assets            370,000          3,700      3,002,550           --
  Conversion of debentures, net of unamortized debt
   issuance costs                                                    5,370,552         53,706     29,029,501           --
  Foreign currency translation adjustment                                 --             --             --             --
  Purchase of 381,055 shares of treasury stock, at cost                   --             --             --             --
                                                                   -----------    -----------    -----------    -----------

BALANCE at March 31, 1997                                           17,447,478    $   174,475    $66,753,596    $ 9,176,872
                                                                   ===========    ===========    ===========    ===========

                                                                     CUMULATIVE
                                                                     TRANSLATION    TREASURY
                                                                     ADJUSTMENT       STOCK           TOTAL
                                                                   -----------    -----------    -----------

BALANCE at April 1, 1994                                           $   129,258            --     $ 6,067,600

  Net income                                                              --              --       4,231,211
  Issuance of common stock in connection with:
   Exercise of employee stock options                                     --              --          61,210
   Sale of stock in private placement                                     --              --         439,623
   Acquisition of assets                                                  --              --       2,200,000
  Foreign currency translation adjustment                              216,495            --         216,495
  Purchase of 39,000 shares of treasury stock, at cost                    --      $  (133,472)      (133,472)
                                                                   -----------    -----------    -----------

BALANCE at March 31, 1995                                              345,753       (133,472)    13,082,667

  Net income                                                              --              --       7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                                 --              --          34,022
   Warrants                                                               --              --       3,016,591
  Sale of stock in private placements                                     --              --       7,615,585
  Stock issued in connection with the acquisition of assets               --              --       3,744,000
  Conversion of debentures, net of unamortized debt
   issuance costs                                                         --              --       6,943,145
  Adjustment for stock split                                              --              --             --
  Foreign currency translation adjustment                             (163,506)           --        (163,506)
                                                                   -----------    ------------   -----------

BALANCE at March 31, 1996                                              182,247       (133,472)    42,045,195

  Net income                                                              --              --         176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                                 --              --          18,593
   Options issued in connection with the
    acquisition of assets                                                 --              --       1,408,000
   Warrants                                                               --              --         416,250
  Stock issued in connection with the acquisition of assets               --              --       3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                         --              --      29,083,207
  Foreign currency translation adjustment                             (285,809)           --        (285,809)
  Purchase of 381,055 shares of treasury stock, at cost                   --       (1,749,174)    (1,749,174)
                                                                   -----------    ------------   -----------

BALANCE at March 31, 1997                                          $  (103,562)   $(1,882,646)   $74,118,735
                                                                   ===========    ===========    ===========



                 See notes to consolidated financial statements

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                               Year ended March 31,
                                                                              --------------------------------------------------

                                                                                  1997               1996                1995
                                                                              ------------       ------------       ------------
Cash flows from operating activities:
Net income                                                                    $    176,223       $  7,772,691       $  4,231,211
                                                                              ------------       ------------       ------------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                    2,784,790          1,563,673            807,491
Loss on disposal of equipment                                                      137,971
Net deferred tax benefit                                                        (1,103,817)            (4,184)          (628,504)
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in trade receivables - customers                         (4,107,535)        (7,900,097)         2,683,107
   Increase in trade receivables - related parties                              (9,379,912)        (8,588,713)        (1,788,026)
   Decrease (increase) in inventories                                            1,451,721        (15,371,203)         1,919,988
   Decrease (increase) in prepaid expenses and other current assets                954,549         (1,032,135)           944,125
   Decrease (increase) in other non-current assets                                 296,061           (376,504)            (4,497)
   (Decrease) increase in accounts payable                                      (7,989,864)        11,401,204         (1,321,624)
   Increase in accrued expenses and income taxes payable                         1,296,895          2,726,637          2,557,874
   (Decrease) increase in advances from customers                                     --           (2,451,059)         2,451,059
                                                                              ------------       ------------       ------------

            Total adjustments                                                  (15,659,141)       (20,032,381)         7,620,993
                                                                              ------------       ------------       ------------

               Net cash (used in) provided by operating activities             (15,482,918)       (12,259,690)        11,852,204
                                                                              ------------       ------------       ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                          (1,579,912)        (1,168,386)          (336,046)
Purchases of trademarks                                                            (19,309)           (82,122)           (17,467)
Cash paid in acquisitions:
  Fred Hayman Beverly Hills                                                           --                 --           (2,000,000)
  Perry Ellis                                                                         --                 --           (7,500,000)
  Alexandra de Markoff                                                                --           (8,608,000)              --
  Richard Barrie Fragrances, Inc.                                                 (694,707)              --                 --
  Bal a Versailles                                                                    --           (1,697,500)              --
                                                                              ------------       ------------       ------------


               Net cash used in investing activities                            (2,293,928)       (11,556,008)        (9,853,513)
                                                                              ------------       ------------       ------------

Cash flows from financing activities:
(Payments) proceeds - overdraft facilities                                        (646,368)           145,450           (481,929)
Proceeds (payments) - receivable financing facilities                            1,188,890            579,731           (348,082)
(Payments) proceeds - notes payable Distr. de Perfumes Senderos                   (674,722)           674,722               --
(Payments) proceeds - notes payable related parties                               (400,000)           300,000               --
Proceeds (payments) - revolving credit facility Finova Capital Corp.             3,989,713           (127,352)         4,015,729
Payments to National Bank of Kuwait                                                   --             (560,000)        (2,040,000)
(Payments) proceeds from Eagle Bank                                               (482,392)           401,378             81,014
Payments to Sanofi Beaute, Inc.                                                       --           (5,501,535)          (947,335)
Payments to Fred Hayman Beverly Hills                                             (478,510)          (202,480)        (2,770,027)
Proceeds - International Finance Bank                                              753,125               --                 --
Payments - Parfums Jean Desprez                                                 (2,553,360)              --                 --
Proceeds - Lyon Credit Corporation                                                 984,858               --                 --
Payments - note payable to stockholder                                            (148,545)              --                 --
Proceeds (payments) - other notes payable                                          122,450               --              (29,969)
Proceeds - 7% debentures, net                                                         --            3,666,000               --
Proceeds - 5% debentures, net                                                   16,451,774         14,614,500               --
Purchases of treasury stock                                                     (1,749,174)              --             (133,472)
Proceeds from issuance of common stock, net                                      1,489,520          9,771,094            500,833
                                                                              ------------       ------------       ------------

               Net cash provided by (used in) financing activities              17,847,259         23,761,508         (2,153,238)
                                                                              ------------       ------------       ------------


Effect of exchange rate changes on cash                                           (218,350)            91,500            417,968
                                                                              ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                              (147,937)            37,310            263,421
Cash and cash equivalents, beginning of year                                       339,423            302,113             38,692
                                                                              ------------       ------------       ------------

Cash and cash equivalents, end of year                                        $    191,486       $    339,423       $    302,113
                                                                              ============       ============       ============



                 See notes to consolidated financial statements.

                     PARLUX FRAGRANCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997, 1996 AND 1995


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

    H.   TRADEMARKS, LICENSES AND GOODWILL

         Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization at March 31, 1997 of trademarks, licenses and goodwill was $2,360,373 ($983,499 at March 31, 1996).

         On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires a review of the carrying value of intangibles whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be recoverable. Any such determination would require a charge to income for the estimated reduction in carrying value.

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

         Fully dilutive earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 17,647,503, 10,924,808 and 9,014,808 for the years ended March 31, 1997, 1996 and
         1995, respectively. The modified treasury stock method was used during 1995 to determine the dilutive effect of the options, warrants, and convertible debentures since the number of shares of common stock issuable upon their exercise exceeds 20% of the outstanding common shares.


    N.   STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation (SFAS 123). SFAS 123 establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company adopted the provisions of SFAS 123 for the year ended March 31, 1997. Upon adoption, the Company retained the intrinsic value method of accounting for stock based compensation, which it previously used. Had the fair value based provisions of SFAS 123 been adopted, the effect would be insignificant. Accordingly, no proforma disclosures have been presented.

    O.   CASH FLOW INFORMATION

         The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash flow information follow:

                                1997            1996             1995
                                ----            ----             ----
         Cash paid for:
         Interest            $2,210,000      $1,940,000      $  991,000
                             ==========      ==========      ==========
         Income taxes        $  840,000      $1,390,000      $  162,000
                             ==========      ==========      ==========

         In addition to the barter transactions discussed in Note 9 (D), the following non-cash transactions were entered into:


         Year ended March 31, 1997:

         - Notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid from the proceeds of the issuance of common stock in connection with the exercise of certain warrants.

         - Acquisition of Richard Barrie Fragrances, Inc. was partially funded through the issuance of common stock, as discussed in
              Note 6.

         Year ended March 31, 1996:

         - Acquisition of the Alexandra de Markoff cosmetic line and the Bal A Versailles fragrance lines were partially funded through the issuance of common stock and notes payable, respectively, as discussed in Note 6.

         - Notes payable and accrued interest in the amount of $792,603 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

         Year ended March 31, 1995:

         - Acquisitions of the Fred Hayman and Perry Ellis fragrance lines which were partially financed through the issuance of common stock and notes payable as discussed in Note 6.

    P.   RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 1997 presentation.


2.  CORPORATE RESTRUCTURING

     In November of 1996, the Company engaged investment bankers to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that such exploration had not resulted in alternatives which should be pursued. Accordingly, the Company announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. Costs related to this restructuring of approximately $5,765,000 have been recorded in the quarter ended March 31, 1997, increasing costs of goods sold and selling and distribution expenses by approximately $5,243,000 and $522,000, respectively.

3.  INVENTORIES

     The components of inventories are as follows:


                                                      March 31,
                                            ----------------------------
                                               1997            1996
                                               ----            ----
     Finished products                      $16,075,376      $13,477,055
     Components and packaging material       14,944,196       17,306,010
     Raw material                             4,575,751        4,979,505
                                            -----------      -----------
                                            $35,595,323      $35,762,570
                                            ===========      ===========

     The above amounts are net of reserves for potential inventory obsolescence of $2,833,000 and $1,200,000 at March 31, 1997 and 1996, respectively.


4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets are as follows:


                                                         March 31,
                                               ---------------------------
                                                   1997            1996
                                                   ----            ----
     Promotional supplies                      $4,313,083      $2,903,611
     Deferred tax assets                        2,168,945         816,552
     Prepaid advertising                          534,686         424,000
     Advertising barter credits, net              723,263       1,059,332
     Advances to vendors                          117,854       1,463,007
     Other                                        408,295         522,711
                                               ----------      ----------
                                               $8,266,126      $7,189,213
                                               ==========      ==========

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


   Equipment and leasehold improvements are comprised of the following:


                                                        March 31,                   Estimated
                                             ------------------------------        useful lives
                                                 1997              1996            (in years)
                                                 ----              ----            ----------
     Molds and equipment                     $ 6,113,025       $ 4,593,621              3-7
     Furniture and fixtures                      966,149           840,908               5
     Leasehold improvements                      460,411           126,756              5-7
     Vehicles                                      5,617             6,260               3
                                             -----------       -----------
                                               7,545,202         5,567,545

     Less: accumulated depreciation and
        amortization                          (4,291,402)       (3,091,626)
                                             -----------        ----------

                                             $ 3,253,800        $2,475,919
                                             ===========        ==========




     Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31,1997, 1996 and 1995 was $1,407,916, $1,007,522, and $560,771, respectively.


6.  ACQUISITIONS

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

     Parlux provided as consideration $750,000 in cash which was paid on July 1, 1996, and 370,000 shares of common stock. The common stock was valued at $3,006,250, the average price of the shares on January 30, 1996, the date of the original asset purchase agreement, which in management's opinion, better reflected the acquisition price, since the average price of the common stock at the date of closing was affected by matters unrelated to the acquisition or the regular operations of the Company.

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

     The estimated fair value of the assets acquired is summarized as follows:

          Goodwill, licenses and trademarks               $2,872,500
          Inventories                                        878,360
          Covenant-not-to-compete                            300,000
          Molds and other fixed assets                       200,000
                                                          ----------
               Fair value of assets acquired              $4,250,860
                                                          ==========

     On December 27, 1995, the Company consummated the acquisition of substantially all of the assets of Alexandra de Markoff (AdM), a prestige cosmetic line, pursuant to an asset purchase agreement entered into on September 21, 1995 between the Company and Revlon Holdings, Inc. (Revlon).

     Parlux acquired from Revlon certain inventories and fixed assets and the rights in certain trademarks relating to AdM. Parlux provided as consideration $8,608,000 in cash, 424,000 shares of common stock valued at $3,392,000 and agreed to accept returns and allowances in excess of $100,000 related to sales of AdM products by Revlon prior to December 27, 1995. In addition, the Company granted Revlon an option to purchase 176,000 shares of the Company's common stock, until June 30, 1996, at an exercise price of $8.00 per share; management's estimate of the value of these options was $352,000.

     The estimated fair value of the net assets acquired is summarized as follows:

          Goodwill, licenses and trademarks              $11,117,000
          Advance for future inventory purchases           4,000,000
          Molds and other fixed assets                        85,000
          Reserve for sales returns and allowances        (2,850,000)
                                                         -----------
               Fair value of net assets acquired         $12,352,000
                                                         ===========

     In December 1994, the Company consummated the acquisition of the license for the worldwide manufacturing and distribution rights and for the use of the trademarks associated with the Perry Ellis International, Inc. ( Perry Ellis ) line of fragrances and beauty products pursuant to an Asset Purchase Agreement entered into in October 1994 between the Company and Sanofi Beaute, Inc., the prior holder of the Perry Ellis fragrances license. In addition to the acquisition of the license, which is renewable every two years if the Company meets certain average sales levels, Parlux acquired from Sanofi: a) the assets, rights, claims and contracts relating to the brands Perry Ellis for Men(R) and 360(Degree) Perry Ellis(R) ( the Brands ), b) certain inventories relating to the Brands, c) certain fixed assets relating to the Brands, and d) the ownership rights in certain trademarks relating to the Brands.

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

     The estimated fair value of the net assets acquired is summarized as follows:

        Accounts receivable, net                         $  2,252,796
        Inventories                                         6,461,236
        Prepaid promotional supplies and
        expenses                                            1,407,897
        Molds                                                 477,894
        Goodwill                                            2,655,719
        Accounts payable and other liabilities               (559,827)
                                                         ------------
             Fair value of net assets acquired           $ 12,695,715
                                                         ============

     Goodwill, licenses and trademarks recorded in connection with these acquisitions are being amortized over periods ranging from 10 to 25 years.


7.  BORROWINGS

     The composition of debt is as follows:

                                                                     March 31, 1997      March 31, 1996
                                                                     --------------      --------------
     Note payable to FHBH, secured by the acquired
     licensed trademarks, interest at 7.25%, payable
     in equal monthly installments of $69,863,
     including interest, through June 2004                             $  4,694,699       $  5,173,209

     Revolving credit facility payable to Finova Capital
     Corporation, interest at Citibank N.A. prime rate
     (8.25% at March 31, 1997) plus 2%, payable on
     December 27, 1997, net of restricted cash of $884,464
     and $273,587 at March 31, 1997 and 1996, respectively                7,878,090          3,888,378

     Unsecured $1,000,000 line of credit payable to
     International Finance Bank, interest at the bank's prime
     rate plus 2%, due January 1, 1998                                      753,125               --

     Note payable to Lyon Credit Corporation,
     secured by certain equipment, interest at 11%,
     payable in equal monthly installments through
     September 2001                                                         984,858               --






     Notes payable to Parfums Jean Desprez,
     non-interest bearing, payable in installments
     through February 1997                                                     --            2,553,360

     Note payable to Distribuidora de Perfumes Senderos,
     Ltda., unsecured, interest at 12%, repaid in August 1996                  --              674,722

     Unsecured $500,000 line of credit payable to
     Eagle National Bank, interest at the bank's
     prime rate plus 2%, repaid in January 1997                                --              482,392


     Unsecured notes payable to related parties,
     interest payable monthly at 11%, repaid
     during fiscal 1997                                                        --              700,000

     Overdraft facilities, interest from 10.25%
     to 10.75%, payable on demand (1)                                     1,128,946            646,368

     Receivable financing facilities, interest at 9.25% to
     10.25%, payable on demand (1)                                        1,981,820          1,921,876

     Note payable to stockholder, interest at 10%,
     repaid in May 1996 (1)                                                    --              148,544

     Other notes payable                                                    192,757             70,307
                                                                       ------------       ------------

                                                                         17,614,295         16,259,156
     Less: long-term borrowings                                          (4,949,230)        (4,694,239)
                                                                       ------------       ------------

     Short-term borrowings                                             $ 12,665,065       $ 11,564,917
                                                                       ============       ============


     (1) Denominated in French francs

     In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis for a three-year period, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

     The Company has overdraft and trade financing facilities aggregating 18,150,000 French francs (approximately $3,220,000 as of March 31, 1997), which were fully utilized at March 31, 1997. These credit facilities are reviewed annually.

     On September 21, 1995, in connection with the proposed purchase of the AdM cosmetic line, the Company entered into a $2,400,000 loan agreement with Revlon. The loan was repaid on December 27, 1995 upon closing of the AdM transaction.

     In August, 1995, the Company entered into an agreement to borrow, on an unsecured basis, $500,000 from Distribuidora de Perfumes Senderos, Ltda., with an additional $500,000 available at the option of the Company, to be drawn upon prior to October 31, 1995. The note bore interest at 12% per annum and was originally due on February 23, 1996. The Company borrowed a total of $674,722 under the agreement which was repaid in installments of $500,000 and $174,722 in May and August 1996, respectively.

     In June 1995, the Company borrowed, on an unsecured basis, $300,000 from an individual related to the Company's Chairman and Chief Executive Officer. The note bore interest at 11% per annum and was due on June 27, 1997. In connection with the note, the Company issued warrants to purchase 60,000 shares of Parlux common stock at a price of $6.94 per share, which were to expire on June 27, 1997. On July 15, 1996, these warrants were exercised, and a portion of the proceeds was utilized to repay the $300,000 note and accrued interest thereon.

     During September 1990, the Company borrowed on an unsecured basis, $400,000 from individuals related to the Company's Chairman and Chief Executive Officer. The notes bore interest at 11% per annum and repayment had been postponed until December 1996. The Company repaid $50,000 of these loans during each of December 1996 and January 1997. The remaining $300,000 liability was assumed by the Company's Chairman and offset against advances due from him.

     Future maturities of borrowings are as follows (in 000's):

                           For the year ending March 31,
                           -----------------------------

                           1998                    $12,665
                           1999                        806
                           2000                        827
                           2001                        849
                           2002                        822
                           Thereafter                1,645
                                                   -------
                           Total                   $17,614
                                                   =======

8.  CONVERTIBLE DEBENTURES

     During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures (the Debentures), pursuant to Regulation S. The Debentures were convertible into shares of the Company's common stock at 85% of the closing price of the stock as listed on NASDAQ over specific time frames. As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock. Subsequent to March 31, 1996, the remaining $11,700,000 have been converted into 1,348,058 shares of common stock.

     During April and May 1996, the Company issued an additional $13,000,000 of 5% convertible debentures, $3,000,000 pursuant to Regulation S and $10,000,000 pursuant to Regulation D with the same conversion features and terms as those issued above, of which $9,355,324, plus accrued interest of $130,916, have been converted into 1,868,272 shares of common stock.

     On July 2, 1996, the Company issued an additional $10,000,000 of 5% Debentures, in private placements pursuant to Regulation D, with the same conversion features and terms as those issued above, except that the conversion rate was 86%. During October 1996, $8,412,236 of the debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

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

9.  COMMITMENTS AND CONTINGENCIES

    A.  LEASES:

        The Company leases its office space and certain equipment in both the U.S. and France under operating leases expiring on various dates through the year ending October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1997, 1996 and 1995 was approximately $1,451,000, $916,000 and $568,000, respectively.

        At March 31, 1997, the minimum annual rental commitments are as follows (in 000's):

                           For the year ending March 31,
                           -----------------------------

                           1998             $1,149
                           1999              1,097
                           2000                958
                           2001                860
                           2002                782
                           Thereafter        2,051
                                            ------
                           Total            $6,897
                                            ======

    B.  LICENSE AND DISTRIBUTION AGREEMENTS:

        The Company holds the following exclusive worldwide licenses to manufacture and sell fragrance and other related products:

            Perry Ellis
            Baryshnikov
            Phantom of the Opera
            Vicky Tiel
            Todd Oldham

        Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates through 1998 and are subject to renewal.

        In May 1995, the Company terminated its license agreement with Francesco Smalto for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period, which approximated 5% of net sales of Smalto fragrances. Sales of Francesco Smalto products represented approximately 1% of total Company net sales for the year ended March 31, 1997.

        The Company has informed the Todd Oldham licensor of its intent not to renew the license. In accordance with the licensing agreement, the Company may produce and sell the Todd Oldham trademarked products until March 31, 1998. Sales of Todd Oldham products represented approximately 2% of total Company net sales for the year ended March 31, 1997.

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

            Fiscal year ending March 31,      1998    1999    2000
            ----------------------------      ----    ----    ----

            Advertising                     $9,729  $8,409   $8,409
            Royalties                         $696    $375     $375

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

    D.  BARTER ARRANGEMENTS:

        In June 1991, the Company entered into a barter arrangement (the Barter Agreement ) for which the Company would receive advertising credits in exchange for its inventory of JOAN COLLINS products. The final sale of these products was completed in June 1993.

        The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                                    1997        1996         1995
                                                                    ----        ----         ----
          Prepaid advertising at March 31, net of
          deferred income of $345, $434 and $643
          in 1997, 1996 and 1995, respectively                    $   588      $    660      $  989
                                                                  =======      ========      ======
          Advertising  credits used for the year ended
          March 31                                                $   161      $    684      $1,592
                                                                  =======      ========      ======
          Deferred income recognized for the year ended
          March 31                                                $    89      $    355      $  866
                                                                  =======      ========      ======

        In connection with the June 1994 FHBH acquisition, the Company acquired $471,000 of advertising credits of which $263,640 and $72,000 was utilized during the years ended March 31, 1997 and 1996, respectively. The Company expects to be able to fully utilize all of these barter advertising credits as part of its normal ongoing advertising expenditures.


    E.  EMPLOYMENT AND CONSULTING AGREEMENTS:

        The Company has employment contracts with certain officers and employees which expire from January 1998 through March 2000. Minimum commitments under these contracts are as follows (in 000's):

                           For the year ending March 31,
                           -----------------------------


                           1998                       $1,818
                           1999                        1,416
                           2000                          970
                                                      ------
                                                      $4,204


        In connection with previous employment contracts, warrants to purchase 1,190,000 shares of common stock, at prices ranging from $1.50 to $7.50 have been issued. These warrants are exercisable for a ten-year period from the date of grant and vest over the term of the applicable contracts through January 1998. During the year ended March 31, 1996, 28,000 warrants were exercised. As of March 31, 1997, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants issued to key employees would double in the event of a change in control.

        On April 1, 1994, the Company entered into a three-year consulting agreement with Cosmix, Inc., a company owned by Mr. Frederick Purches, the Vice Chairman of the Board, which provides for monthly payments of $8,333. The agreement calls for Mr. Purches to spend substantial time to assist the Company in the areas of banking, SEC and stockholder relations, financial planning, assessment and coordination of acquisitions and divestiture, and any other similar activities which may be assigned by the Board of Directors. Mr. Purches receives certain insurance benefits as a part of his agreement, and has received 90,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract, of which 60,000 warrants have been exercised during the year ended March 31, 1996. The consulting agreement was extended for an additional three-year period until March 31, 2000, with no additional warrants being provided.

        On April 1, 1994, the Company entered into a three-year consulting agreement commencing June 1, 1994, with Cambridge Development Corporation, a company owned by Mr. Albert F. Vercillo, who is a director of the Company. The Agreement calls for Mr. Vercillo to devote substantial time to the Company in the areas of U.S. and international financial analysis and planning. Cambridge Development Corporation receives $4,500 a month and Mr. Vercillo receives certain insurance benefits, and has received 30,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract. The consulting agreement was extended for an additional three-year period until May 31, 2000, at a rate of $5,416 per month. No additional warrants were provided.

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


    F.  CONTINGENCIES:

        The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.

10. FOREIGN SUBSIDIARY

     The following amounts relate to the Company's wholly-owned subsidiary, Parlux S.A.:

                                         As of and for the year ended March 31,
                                    ---------------------------------------------
                                        1997             1996             1995
                                    -----------      -----------      -----------
     Total assets                   $10,443,117      $ 9,458,774      $10,607,585
     Working capital                  2,731,167        2,115,755        1,112,504
     Equity                           2,761,554        2,229,714        1,506,057

     Net Sales:
          Trade                      12,776,773        9,101,611        7,219,601
          Affiliates                    409,557        2,742,211          336,195
          Intercompany                2,760,856        4,258,054        4,845,524
                                    -----------      -----------      -----------
     Total                          $15,947,186      $16,101,876      $12,401,320
                                    ===========      ===========      ===========

     Net income                     $   817,649      $   887,163      $   319,535
                                    ===========      ===========      ===========



     Prior to fiscal 1996, foreign sales were principally made by Parlux S.A. During the years ended March 31, 1997 and 1996, sales to foreign customers from the Company's domestic subsidiary amounted to approximately $18,059,000 and $19,000,000, respectively. At March 31, 1997 and 1996, trade receivables from foreign customers amounted to approximately $11,228,000 and $5,753,000, respectively.

11. INCOME TAXES

     Income tax expense is as follows:

                                                            Years Ended March 31,
                                                 -----------------------------------------------
                                                     1997              1996             1995
                                                 -----------       -----------       -----------
     Current taxes:
     U.S. Federal                                $ 1,116,040       $ 3,764,477       $ 1,570,504

     U.S. state and local                            132,058           472,360           175,000

     Foreign income taxes                            515,800           531,161           162,000
                                                 -----------       -----------       -----------
                                                   1,763,898         4,767,998         1,907,504

     U.S. Federal deferred tax benefit            (1,103,817)           (4,184)         (628,504)
                                                 -----------       -----------       -----------

     Income tax expense                          $   660,081       $ 4,763,814       $ 1,279,000
                                                 ===========       ===========       ===========

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                                            1997        1996         1995
                                                            ----        ----         ----
     Tax at statutory rate                                  35.0 %      35.0%       35.0 %
     Utilization of net operating loss carry forward          --          --        (4.3)%
     Valuation allowance recognition                          --          --       (11.0)%
     Loss on debt conversion                                37.7 %        --         --
     Incremental foreign taxes                               1.7 %        .3%        (.1)%
     State and local taxes                                   5.5 %       2.4%        2.0 %
     Other                                                  (1.0)%        .3%         .8 %
                                                            ----        ----        ----
                                                            78.9 %      38.0%       22.4 %
                                                            ====        ====        ====

        Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:

                                                                      March 31,
                                                             -------------------------
                                                                1997            1996
                                                             ----------      ---------

     Allowance for doubtful accounts, sales returns and
        allowances                                           $  961,118      $ 653,000
     Reserve for inventory obsolescence                       1,076,540        188,000
     Other, net                                                 131,287        (24,448)
                                                             ----------      ---------
              Total deferred tax assets                      $2,168,945      $ 816,552
                                                             ==========      =========
     Deferred tax liabilities related to
        depreciation and amortization                        $  432,440      $ 183,864
                                                             ==========      =========




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

     In fiscal 1997, the Internal Revenue Service audited the Company's federal income tax return for the year ended March 31, 1994. Management believes that the outcome of this audit will not have a material effect on the Company's financial position or results of operations.

12. COMMON STOCK

     At various dates since April 1989, the Company has issued, in addition to the warrants described in Note 9 (E), a total of 688,000 warrants to key employees and/or consultants to purchase the Company's common stock at an exercise price of $1.87 per share. In March 1993, Mr. Gerard Semhon, in exchange for an amount due him of $180,000, exercised warrants to acquire 96,000 registered shares and Mr. Fred Purches exercised warrants for the acquisition of 28,000 unregistered shares in exchange for cash and amounts due him of $47,000. In September 1993, Mr. Semhon exercised his remaining warrants to acquire 24,000 registered shares in exchange for amounts due him of $45,000. Accordingly, as of March 31, 1995, 540,000 of these warrants remained outstanding. The underlying shares related to the unexercised warrants had not been registered.

     In September 1990, in connection with a long-term loan, the Company issued 100,000 warrants to Mr. Boris Lekach which were exercisable at $2.00 per share. Mr. Boris Lekach is related to Mr. Ilia Lekach, the Company's Chairman and Chief Executive Officer.

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

     In June 1993, in recognition of continuing financial support, personal guarantees and pledged deposits in connection with the NBK loan, the Company issued 52,916 warrants to Mr. Zouheir Beidoun, a Director of the Company, at an exercise price of $1.75. These warrants, along with an additional 200,000 warrants issued during 1991, were exercised during February 1996, whereby a portion of the note payable to Mr. Beidoun, including accrued interest payable, was partially converted to equity.

     The following table summarizes the activity for the warrants outstanding under the commitments disclosed in Note 9 (E) and the warrants described above after the retroactive effect of the stock split:


                                            Amount       Exercise Price
                                            ------       --------------
     Balance at March 31, 1994            2,042,916       $1.50 - $2.00
     Issued                               1,530,000       $1.75 - $3.12
     Exercised                                 --                  --
                                         ----------
     Balance at March 31, 1995            3,572,916       $1.50 - $3.12
     Issued                                 307,978       $3.75 - $4.06
     Exercised                           (1,830,916)      $1.62 - $2.06
                                         ----------

     Balance at March 31, 1996            2,049,978       $1.50 - $8.11
     Issued                                  10,000               $6.75
     Exercised                             (236,000)      $6.93 - $8.00
                                         ----------
     Balance at March 31, 1997            1,823,978       $1.50 - $8.11
                                         ==========

13. STOCK OPTION AND OTHER PLANS


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

     As of March 31, 1997, and since the inception of the Plan, options have been issued, net of cancellations, to purchase 241,092 shares at exercise prices ranging from $1.06 to $5.75 per share. Through March 31, 1997, 174,092 options had been exercised under the Plan.

     The following table summarizes the activity for options covered by the Plan after the retroactive effect of the stock split:

                                     Amount       Exercise Price
                                     ------       --------------
     Balance at March 31, 1995       84,850       $1.06 - $2.19
     Issued                          24,500               $5.75
     Exercised                      (22,350)      $1.06 - $2.19
     Canceled                        (5,500)      $1.44 - $5.75
                                    ------

     Balance at March 31, 1996       81,500       $1.06 - $5.75
                                    ------
     Issued                            --
     Exercised                      (14,500)      $1.06 - $1.44
     Canceled                          --
                                    ------

     Balance at March 31,1997        67,000       $1.44 - $5.75
                                    ======

     As of March 31, 1997, options to purchase 67,000 shares are outstanding, of which 54,750 are currently exercisable and 12,250 are exercisable during the year ending March 31, 1999.

     During June 1993, the Company established a 401-K plan covering substantially all of its U.S. employees. No Company contribution was made during the year. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $54,000 for the year ended March 31, 1997.


14. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


     For the year ended March 31, 1995, the number of shares of common stock issuable upon exercise of outstanding options and warrants, in the aggregate, exceeded 20% of the number of common shares outstanding. Accordingly, the modified treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share.

     Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

     Primary                                                            1997             1996            1995
     -------                                                            ----             ----            ----
     Net income                                                     $   176,223      $ 7,772,691        $4,231,211

     Add - reduction of interest expense                                199,491 (1)      104,099 (1)       237,585 (3)
                                                                    -----------      -----------        ----------
     Adjusted for per share computation                             $   375,714      $ 7,876,790        $4,468,796
                                                                    ===========      ===========        ==========
     Number of shares:
     Weighted average shares outstanding                             15,013,931        8,791,749         6,696,890
     Add - net additional shares issuable                             2,633,573 (2)    1,890,857 (2)     2,317,918 (4)
                                                                    -----------      -----------        ----------
     Weighted  average  shares  used  in  the  per  share
     computation                                                     17,647,503       10,682,606         9,014,808
                                                                    ===========      ===========        ==========

     Earnings per common and common equivalent share:

         Income before extraordinary item                           $      0.07      $      0.74        $     0.50
         Extraordinary item - loss on conversion of debt
                                                                          (0.05)            --                  --
                                                                    -----------      -----------        ----------
              Net income                                            $      0.02      $      0.74        $     0.50
                                                                    ===========      ===========        ==========


     Fully diluted                                                1997 (5)           1996                1995
     -------------                                                --------           ----                ----
     Net income                                                                   $ 7,772,691         $ 4,231,211
     Add - reduction of interest expense                                              104,099(1)           77,317(3)
                                                                                  -----------         -----------
     Adjusted for per share computation                                           $ 7,876,790         $ 4,308,528
                                                                                  ===========         ===========
     Number of shares:
     Weighted average shares outstanding                                            8,791,749           6,696,890
     Add - net additional shares issuable                                           2,133,059(2)        2,317,918(4)
                                                                                  -----------           ---------
     Weighted  average  shares  used  in  the  per  share
     computation                                                                   10,924,808           9,014,808
                                                                                  ===========          ==========
     Earnings per common and common equivalent share
                                                                                  $      0.72          $     0.48
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

     (5) The calculation of fully diluted earnings per share was not required for 1997 since it would be antidilutive.


15. RELATED PARTY TRANSACTIONS, SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company had sales of approximately $26,568,000, $26,187,000 and $15,230,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively, to Perfumania, Inc. (Perfumania), and sales of $1,272,000 during the fiscal year ended March 31, 1997, to L. Luria & Son, Inc. (Luria), companies affiliated with the Company's Chairman and Chief Executive Officer. Net amounts due from Perfumania amounted to $22,136,000 and $13,482,000 at March 31, 1997 and 1996, respectively. Amounts due from Luria totaled $726,000 at March 31, 1997. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

     No unrelated customer accounted for more than 10% of the Company's sales during the years ended March 31, 1997, 1996 and 1995.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 1997 and 1996 (in thousands, except per share amounts).

                                                                              Quarter Ended
                                                         ----------------------------------------------------
                                                         June 30,  September 30,  December 31,    March 31,
                                                           1996         1996          1996          1997(1)
                                                         --------  -------------  ------------    ---------

     Net sales                                            $18,740      $25,503      $ 27,020     $ 16,377
     Gross margin                                          12,454       13,987        16,378        5,638
     Income (loss) before extraordinary item
                                                            1,934        2,149           990       (3,995)
     Extraordinary  item - loss  on  conversion
     of debt                                                 --           --             902         --
     Net income (loss)                                      1,934        2,149            88       (3,995)


     Earnings (loss) per common and
       common equivalent share (2):
         Income (loss) before extraordinary
          item                                            $  0.13      $  0.12      $   0.06     $  (0.23)
         Extraordinary item - loss on
          conversion of  debt                                --           --        $  (0.05)        --
         Net income (loss)                                $  0.13      $  0.12      $   0.01     $  (0.23)


                                                                              Quarter Ended
                                                         ----------------------------------------------------
                                                         June 30,  September 30,  December 31,    March 31,
                                                           1995         1995          1995          1996(1)
                                                         --------  -------------  ------------    ---------
     Net sales                                            $10,209      $13,925      $ 23,834       $ 19,759
     Gross margin                                           7,076        8,495        13,687         10,029
     Net income                                             1,142        1,508         2,991          2,132
     Earnings per common and
        common equivalent share:
           Primary                                        $  0.13      $  0.15      $   0.29       $   0.17
           Fully diluted                                  $  0.13      $  0.15      $   0.29       $   0.15




     NOTE: Earnings per common and common equivalent shares have been retroactively adjusted for the effect of the November 1995 two-for-one stock split.

     (1) Includes restructuring charge of approximately $5,765,000. See Note 2 for further discussion.

     (2) The calculation of fully diluted earnings per share was not required for 1997 since it would be antidilutive.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                                   Balance at         Additions charged
     Description                  beginning of            to costs                             Balance at
                                     period             and expenses        Deductions       end of period
--------------------------------------------------------------------------------------------------------------
     Year ended
     March 31, 1997
     --------------

     Reserves for:
     Doubtful accounts              $   472,561         $   557,502         $   487,334      $  542,729
     Sales returns                      637,221           3,915,488           4,169,308         383,401
     Other allowances                 1,011,463           7,368,791           6,812,504       1,567,750
                                    -----------         -----------         -----------      ----------
                                    $ 2,121,245         $11,841,781(1)      $11,469,146      $2,493,880
                                    ===========         ===========         ===========      ==========
     Reserve for
     inventory shrinkage
     and obsolescence               $ 1,200,000         $ 3,857,483(2)      $ 2,224,483      $2,833,000
                                    ===========         ===========         ===========      ==========

     Year ended
     March 31, 1996
     --------------

     Reserves for:
     Doubtful accounts              $ 1,231,522         $   123,936         $   882,897      $  472,561
     Sales returns                      318,972             780,342             462,093         637,221
     Other allowances                   504,919           4,144,166           3,637,622       1,011,463
                                    -----------         -----------         -----------      ----------
                                    $ 2,055,413         $ 5,048,444(3)      $ 4,982,612      $2,121,245
                                    ===========         ===========         ===========      ==========
      Reserve for
      inventory shrinkage
      and obsolescence              $   685,629         $   688,626(4)      $   174,255      $1,200,000
                                    ===========         ===========         ===========      ==========

     Year ended
     March 31, 1995
     --------------

     Reserves for:
     Doubtful accounts              $   349,438         $   971,255         $    89,171      $1,231,522
     Sales returns                       94,315             471,430             246,773         318,972
     Other allowances                   298,198             558,916             352,195         504,919
                                    -----------         -----------         -----------      ----------
                                    $   741,951         $ 2,001,601(5)      $   688,139      $2,055,413
                                    ===========         ===========         ===========      ==========
     Reserve for
     inventory shrinkage
     and obsolescence               $   200,000         $   485,629(6)      $      --        $  685,629
                                    ===========         ===========         ===========      ==========


         (1) Net of reserves of $630,562 recorded in connection with the RBFI acquisition.
         (2)  Net of reserves recorded in connection with:
                        RBFI acquisition:  $  833,433
                        BAV acquisition:   $  100,000
                        AdM acquisition:   $1,000,000

        (3) Net of reserves of $1,500,000 recorded in connection with the AdM acquisition.
        (4)  Includes $600,000 recorded in connection with the AdM acquisition.
        (5) Net of reserves of $1,556,275 recorded in connection with the FHBH acquisition.
        (6) Includes $303,665 recorded in connection with the FHBH and Perry Ellis acquisitions.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS



          Col. A                  Col. B.           Col.C             Col.D              Col.E            Col.F

                                                                                                          Weighted
Category of                                       Weighted       Maximum amount     Average amount        average
 aggregate                                         average        outstanding        outstanding         interest
 short-term                  Balance at end       interest         during the         during the         during the
  borrowings                    of period           rate(4)          period             period           period(5)
--------------------------------------------------------------------------------------------------------------------

March 31, 1997 Notes
Payable
Banks (1)                        $12,459,266          10.2%        $12,459,266         $9,861,542          11.0%

March 31, 1996
Notes Payable
Banks (2)                         $6,939,014          10.2%         $7,823,478         $7,361,251          12.1%

March 31, 1995
Notes Payable
Banks (3)                         $6,773,394          10.3%         $6,773,394         $5,932,300          12.1%


(1) Loans of $8,595,375 from Finova, $753,125 for International Finance Bank and $3,110,766 in overdraft and receivable facilities granted by French banks.

(2) Loans of $3,888,378 from Finova, $482,392 from Eagle National Bank, as well as overdraft and receivable facilities of $2,568,244 granted by French banks.

(3) Loans of $4,289,316 from Finova , $560,000 from the National Bank of Kuwait, $81,004 from Eagle National Bank, as well as overdraft and receivable facilities of $1,843,074 granted by French banks.

(4) The weighted average interest rate was computed by dividing the annual interest costs based on March 31, 1997 rates by the short-term bank borrowings outstanding at March 31, 1997.

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

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-------------------------------------------------
Ilia Lekach, Chief Executive Officer and Chairman

Dated: June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Zalman Lekach
-------------------------------------------------
Zalman Lekach, President, Chief Operating Officer
and Director


/s/ Frank A. Buttacavoli
-------------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Financial Officer and Director


/s/ Frederick E. Purches
-------------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/ Albert F. Vercillo
-------------------------------------------------
Albert F. Vercillo, Director


/s/ Mayi de la Vega
-------------------------------------------------
Mayi de la Vega, Director


/s/ Glenn Gopman
-------------------------------------------------
Glenn Gopman, Director