Form 10-K/A
period 1997-03-31
PARLUX FRAGRANCES INC
filed 1997-08-01
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  Form 10-K/A

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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------



                                                                            Year ended March 31,
                                                             --------------------------------------------------
                                                                 1997               1996               1995
                                                             ------------       ------------       ------------
Net sales:
   Unrelated customers                                       $ 59,799,669       $ 41,539,466       $ 22,978,956
   Related parties                                             27,840,337         26,187,460         15,230,143
                                                             ------------       ------------       ------------

                                                               87,640,006         67,726,926         38,209,099

Cost of goods sold                                             39,183,165         28,439,789         14,957,475
                                                             ------------       ------------       ------------

Gross profit                                                   48,456,841         39,287,137         23,251,624
                                                             ------------       ------------       ------------

Operating expenses:
  Advertising and promotional                                  24,245,502         12,942,647          7,248,839
  Selling and distribution                                      9,553,192          5,130,099          3,530,133
  General and administrative                                    8,926,499          5,524,416          4,648,899
  Royalties                                                     2,413,113          1,502,132            823,223
                                                             ------------       ------------       ------------

  Total operating expenses                                     45,138,306         25,099,294         16,251,094
                                                             ------------       ------------       ------------

Operating income                                                3,318,535         14,187,843          7,000,530

Interest expense and bank charges                               2,175,628          1,885,412          1,189,658
Exchange (gains) losses                                          (595,045)          (234,074)           300,661
                                                             ------------       ------------       ------------

Income before extraordinary item and income taxes               1,737,952         12,536,505          5,510,211

Income taxes                                                      660,081          4,763,814          1,279,000
                                                             ------------       ------------       ------------

Income before extraordinary item                                1,077,871          7,772,691          4,231,211

Extraordinary item - loss on conversion of debt                   901,648               --                 --
                                                             ------------       ------------       ------------

Net income                                                   $    176,223       $  7,772,691       $  4,231,211
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

Dated: August 1, 1997

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