Form 10-Q
period 1997-06-30
PARLUX FRAGRANCES INC
filed 1997-08-14
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                  JUNE 30, 1997
                                                                 -------------
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________


Commission file number:    0-15491
                           -------


                            PARLUX FRAGRANCES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                           22-2562955
-------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS employer
of incorporation or organization)                          identification no.)


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                            33312
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)



Registrant's telephone number, including area code               954-316-9008
                                                   ----------------------------


-------------------------------------------------------------------------------
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                         ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 12, 1997, 16,707,823 shares of the issuer's common stock were outstanding.

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

RECENT DEVELOPMENTS

In January 1997, the Company completed the first phase of its common stock buy-back program involving 350,000 shares, and the Board of Directors authorized a second phase of 500,000 additional shares. As of August 12, 1997, the Company has repurchased a total of 700,655 shares at a cost of $2,480,924 (594,055 shares at a cost of $2,256,104 as of June 30, 1997).

On May 23, 1997, the Company entered into an agreement with General Electric Capital Corporation for a $25 million senior secured revolving credit facility. See "Liquidity and Capital Resources" for further discussion.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED JUNE 30, 1997 WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1996.

During the quarter ended June 30, 1997, net sales decreased 29% to $13,297,312 as compared to $18,739,627 for the same period for the prior year. The decrease was primarily due to the decrease in Perry Ellis "America" brand fragrance and Perry Ellis brand cosmetics gross sales of approximately $4,163,617, as these brands were launched during the quarter ended June 30, 1996. In addition, gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 45% to $1,997,891, as compared to $3,651,046 in the prior year, due to out-of-stock situations relating to the transition of manufacturing from Revlon, from whom the Company purchased the AdM brand, to third party manufacturers. The Company believes that production will be substantially in line by August 31, 1997. Gross sales of all brands other than those noted above increased by 1% from $10,377,022 in the prior year to $10,515,173 in the current year.

Sales to unrelated customers, which were directly affected by the out-of-stock situation discussed above, decreased 36% to $9,174,121 in the current period compared to $14,385,864 in the same period in the prior year. Sales to related parties decreased 5% to

$4,123,191 in the current quarter compared to $4,353,763 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 34% for the quarter ended June 30, 1996 to 37% for the current quarter. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales. Cost of goods sold on sales to unrelated customers and related parties approximated 32% and 50%, respectively, during the quarter ended June 30, 1997.

Operating expenses decreased by 10% compared to the prior fiscal year from $8,872,194 to $8,005,285, but increased as a percentage of net sales from 47% to 60%. Advertising and promotional expenses decreased 19% to $3,963,291 compared to $4,873,164 in the prior year period, reflecting a reduction in print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs decreased by 5% to $1,757,166 in the current fiscal period as compared to $1,851,608 in the same period of the prior fiscal year, increasing as a percentage of net sales from 10% to 13%. This increase was mainly attributable to the out-of-stock situation previously discussed, which resulted in a lower sales base to absorb these fixed costs. General and administrative expenses increased by 18% compared to the prior year period from $1,700,060 to $2,000,280, increasing as a percentage of net sales from 9% to 15%, reflecting the full period's effect of staff additions during the first quarter of fiscal 1997 and increased support required for the AdM cosmetic line. Royalties decreased to $284,548 for the current period compared to $447,362 in the prior year, but remained relatively constant at 2% of net sales.

As a result of the above, the Company had operating income of $335,985 or 3% of net sales for the three-month period ended June 30, 1997, compared to $3,581,939 or 19% of net sales for the comparable period in the prior year. Interest expense decreased to $415,058 in the current fiscal year as compared to $487,873 in the same period in the prior year, remaining relatively constant at 3% of net sales. Exchange gains were $104,013 in the current year as compared to $25,792 in the same period in the prior year. Income before taxes for the current fiscal year was $24,940 compared to $3,119,858 or 17% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported net income of $15,507 for the current quarter ended June 30, 1997, as compared to $1,934,075 for the same quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital remained relatively constant at $49,168,064 as of June 30, 1997, compared to $49,320,272 at March 31, 1997.

On July 24, 1996, the Board of Directors authorized the repurchase of up to 350,000 shares of the Company's common stock. This phase of the repurchase was completed during January 1997, at which time the Board of Directors authorized the repurchase of an additional 500,000 shares. As of August 12, 1997, the Company has repurchased a total of 700,655 shares at a cost of $2,480,924 (594,055 shares at a cost of $2,256,104 as of June 30, 1997).

The Company has overdraft and trade financing facilities aggregating 16,100,000 French francs (approximately $2,738,000 as of June 30, 1997). These credit facilities are reviewed annually.

In May 1997, the Company entered into a three-year loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC). Under the Credit Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Due mainly to the out-of-stock situation previously discussed which resulted in lost revenues and profits, the Company is not in compliance with certain of these financial covenants. Management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods.

Management believes that, based on current circumstances, it will be able to restructure the financial covenants with GECC, and the new Credit Agreement will be sufficient to fund the Company's operating needs.

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

(a)   Exhibits -

      Exhibit 27.......Financial Data Schedule (for S.E.C. use only).

(b)   There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,             March 31,
                                                               1997                  1997
                                                           -------------       -------------
                                                            (Unaudited)
ASSETS
---------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                $     584,848       $     191,486
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,674,000 and
   $2,494,000 at June 30, 1997 and
   March 31, 1997, respectively                               10,201,704          14,289,841
  Trade receivables from related parties                      23,414,281          22,862,335
  Inventories, net                                            35,553,672          35,595,323
  Prepaid expenses and other current assets                    7,976,393           8,266,126
                                                           -------------       -------------

    TOTAL CURRENT ASSETS                                      77,730,898          81,205,111
Equipment and leasehold improvements, net                      2,912,832           3,253,800
Trademarks, licenses and goodwill, net                        26,431,608          26,783,807
Other                                                            134,802             142,526
                                                           -------------       -------------
    TOTAL ASSETS                                           $ 107,210,140       $ 111,385,244
                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------
CURRENT LIABILITIES:
  Borrowings, current portion                              $  20,931,456       $  12,665,065
  Accounts payable                                             5,022,668          11,904,808
  Accrued expenses                                             1,102,710           1,622,966
  Income taxes payable                                         1,506,000           5,692,000
  Advances from customers                                             --                  --
                                                           -------------       -------------

    TOTAL CURRENT LIABILITIES                                 28,562,834          31,884,839
Borrowings, less current portion                               4,698,621           4,949,230
Deferred tax liability                                           432,440             432,440
                                                           -------------       -------------
    TOTAL LIABILITIES                                         33,693,895          37,266,509
                                                           -------------       -------------
COMMITMENTS                                                           --                  --
                                                           -------------       -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                        --                  --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 17,447,478 shares issued                   174,475             174,475
  Additional paid-in capital                                  66,753,596          66,753,596
  Retained earnings                                            9,192,379           9,176,872
  Cumulative translation adjustment                             (214,628)           (103,562)
                                                           -------------       -------------
                                                              75,905,822          76,001,381
  Less - 633,055 and 420,055 shares of common
   stock in treasury, at cost, at June 30, 1997
   and March 31, 1997, respectively                           (2,389,577)         (1,882,646)
                                                           -------------       -------------
    TOTAL STOCKHOLDERS' EQUITY                                73,516,245          74,118,735
                                                           -------------       -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 107,210,140       $ 111,385,244
                                                           =============       =============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                              Three months ended June 30,
                                            -------------------------------
                                                1997                1996
                                            ------------       ------------
                                                     (Unaudited)
Net sales:
   Unrelated customers                      $  9,174,121       $ 14,385,864
   Related parties                             4,123,191          4,353,763
                                            ------------       ------------

                                              13,297,312         18,739,627

Cost of goods sold                             4,956,042          6,285,494
                                            ------------       ------------

Gross margin                                   8,341,270         12,454,133
                                            ------------       ------------

Operating expenses:
  Advertising and promotional                  3,963,291          4,873,164
  Selling and distribution                     1,757,166          1,851,608
  General and administrative                   2,000,280          1,700,060
  Royalties                                      284,548            447,362
                                            ------------       ------------

  Total operating expenses                     8,005,285          8,872,194
                                            ------------       ------------

Operating income                                 335,985          3,581,939

Interest expense and bank charges                415,058            487,873
Exchange gains                                  (104,013)           (25,792)
                                            ------------       ------------

Income before income taxes                        24,940          3,119,858

Income taxes                                       9,433          1,185,783
                                            ------------       ------------

Net income                                  $     15,507       $  1,934,075
                                            ============       ============

Earnings per common and common
  equivalent share                          $       0.00       $       0.13
                                            ============       ============




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                COMMON STOCK
                                                         ----------------------------       ADDITIONAL
                                                          NUMBER              PAR            PAID-IN           RETAINED
                                                          ISSUED             VALUE           CAPITAL           EARNINGS
                                                         ----------      ------------      ------------      ------------
BALANCE at April 1, 1995                                  3,490,214      $     34,902      $ 11,563,537      $  1,271,947

  Net income                                                     --                --                --         7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                    11,175               112            33,910                --
   Warrants                                               1,056,916            10,569         3,006,022                --
  Sale of stock in private placements                     1,001,514            10,015         7,605,570                --
  Stock issued in connection with the
   acquisition of assets                                    424,000             4,240         3,739,760                --
  Conversion of debentures, net of
   unamortized debt issuance costs                        1,073,688            10,737         6,932,408                --
  Adjustment for stock split                              4,398,919            43,989                --           (43,989)
  Foreign currency translation adjustment                        --                --                --                --
                                                         ----------      ------------      ------------      ------------
BALANCE at March 31, 1996                                11,456,426           114,564        32,881,207         9,000,649

  Net income                                                     --                --                --           176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                    14,500               145            18,448                --
   Options issued in connection with
    the acquisition of assets                               176,000             1,760         1,406,240                --
   Warrants                                                  60,000               600           415,650                --
  Stock issued in connection with the
   acquisition of assets                                    370,000             3,700         3,002,550                --
  Conversion of debentures, net of
   unamortized debt issuance costs                        5,370,552            53,706        29,029,501                --
  Foreign currency translation adjustment                        --                --                --                --
  Purchase of 381,055 shares of treasury
   stock, at cost                                                --                --                --                --
                                                         ----------      ------------      ------------      ------------
BALANCE at March 31, 1997                                17,447,478           174,475        66,753,596         9,176,872

  Net income                                                     --                --                --            15,507
  Foreign currency translation adjustment                        --                --                --                --
  Purchase of 213,000 shares of treasury
   stock, at cost                                                --                --                --                --
                                                         ----------      ------------      ------------      ------------
BALANCE at June 30, 1997 (Unaudited)                     17,447,478      $    174,475      $ 66,753,596      $  9,192,379
                                                         ==========      ============      ============      ============

                                                         CUMULATIVE
                                                         TRANSLATION         TREASURY
                                                          ADJUSTMENT           STOCK               TOTAL
                                                         ------------       ------------       ------------
BALANCE at April 31, 1995                                $    345,753       $   (133,472)      $ 13,082,667

  Net income                                                       --                 --          7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                          --                 --             34,022
   Warrants                                                        --                 --          3,016,591
  Sale of stock in private placements                              --                 --          7,615,585
  Stock issued in connection with the
   acquisition of assets                                           --                 --          3,744,000
  Conversion of debentures, net of
   unamortized debt issuance costs                                 --                 --          6,943,145
  Adjustment for stock split                                       --                 --                 --
  Foreign currency translation adjustment                    (163,506)                --           (163,506)
                                                         ------------       ------------       ------------
BALANCE at March 31, 1996                                     182,247           (133,472)        42,045,195

  Net income                                                       --                 --            176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                          --                 --             18,593
   Options issued in connection with
    the acquisition of assets                                      --                 --          1,408,000
   Warrants                                                        --                 --            416,250
  Stock issued in connection with the
   acquisition of assets                                           --                 --          3,006,250
  Conversion of debentures, net of
   unamortized debt issuance costs                                 --                 --         29,083,207
  Foreign currency translation adjustment                    (285,809)                --           (285,809)
  Purchase of 381,055 shares of treasury
   stock, at cost                                                  --         (1,749,174)        (1,749,174)
                                                         ------------       ------------       ------------
BALANCE at March 31, 1997                                    (103,562)        (1,882,646)        74,118,735

  Net income                                                       --                 --             15,507
  Foreign currency translation adjustment                    (111,066)                --           (111,066)
  Purchase of 213,000 shares of treasury
   stock, at cost                                                  --           (506,931)          (506,931)
                                                         ------------       ------------       ------------
BALANCE at June 30, 1997 (Unaudited)                     $   (214,628)      $ (2,389,577)      $ 73,516,245
                                                         ============       ============       ============



                 See notes to consolidated financial statements

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three months ended June 30,
                                                                          -------------------------------
                                                                                      (Unaudited)
                                                                               1997              1996
                                                                          ------------       ------------
Cash flows from operating activities:
Net income                                                                $     15,507       $  1,934,075
                                                                          ------------       ------------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                  689,205            514,283
Changes in assets and liabilities net of
 effect of acquisitions:
   Decrease (increase) in trade receivables - customers                      4,088,137         (3,323,698)
   Increase in trade receivables - related parties                            (551,946)        (2,401,007)
   Decrease (increase) in inventories                                           41,651         (5,344,233)
   Decrease (increase) in prepaid expenses and
    other current assets                                                       289,733         (2,227,126)
   Decrease in other non-current assets                                          7,724            154,445
   Decrease in accounts payable                                             (6,882,140)        (5,808,387)
   (Decrease) increase in accrued expenses                                    (520,256)         1,592,498
   (Decrease) increase in income taxes payable                              (4,186,000)         1,310,910
                                                                          ------------       ------------

            Total adjustments                                               (7,023,892)       (15,532,315)
                                                                          ------------       ------------

            Net cash used by operating activities                           (7,008,385)       (13,598,240)
                                                                          ------------       ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                              (19,679)          (107,482)
Sale (purchase) of trademarks                                                   23,641             (6,173)
Cash received in acquisition of Richard Barrie Fragrances, Inc.                     --             55,293
                                                                          ------------       ------------

            Net cash provided (used) by investing activities                     3,962            (58,362)
                                                                          ------------       ------------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                      (912,921)          (563,468)
Payments - note payable                                                        (18,309)            (2,850)
(Payments) proceeds - note payable to Finova Capital Corp.                  (7,878,091)         1,952,812
Proceeds - note payable to GE Capital Corp.                                 16,818,175                 --
Proceeds - note payable Eagle Bank                                                  --             12,608
Payments - note payable to Lyon Credit Corp.                                  (206,823)                --
Proceeds - note payable to Popular Bank                                        149,000                 --
Payments - note payable to Fred Hayman Beverly Hills                          (125,249)          (116,057)
Proceeds - note payable to International Finance Bank                          190,000                 --
Payments - note payable to Parfums Jean Desprez                                     --           (508,925)
Payments - note payable to Distr. de Perfumes Senderos                              --           (500,000)
Payments - note payable to stockholder                                              --           (148,545)
Proceeds - 5% convertible debentures, net                                           --         12,691,500
Purchases of treasury stock                                                   (506,931)                --
Proceeds from issuance of common stock                                              --          1,417,415
                                                                          ------------       ------------

            Net cash  provided by financing activities                       7,508,851         14,234,490
                                                                          ------------       ------------

Effect of exchange rate changes on cash                                       (111,066)           (68,384)
                                                                          ------------       ------------

Net increase in cash and cash equivalents                                      393,362            509,504
Cash and cash equivalents, beginning of period                                 191,486            339,423
                                                                          ------------       ------------

Cash and cash equivalents, end of period                                  $    584,848       $    848,927
                                                                          ============       ============



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Income for the three-month period ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three-month period ended June 30, 1997 and 1996, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at June 30, 1997 and the results of their operations and their cash flows for the three-month period ended June 30, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1997 Form 10-K as filed with the Securities and Exchange Commission on June 28, 1997.

Certain reclassifications were made to the June 30, 1996 financial statements to conform with the presentation of the June 30, 1997 financial statements.

B.   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                           JUNE 30, 1997   MARCH 31, 1997
                                           ------------    --------------
Finished products                           $13,369,893      $16,075,376
Components and packaging material            16,519,849       14,944,196
Raw material                                  5,663,930        4,575,751
                                            -----------      -----------
                                            $35,553,672      $35,595,323
                                            ===========      ===========

The above amounts are net of reserves for potential inventory obsolescence of approximately $2,790,000 and $2,833,000 at June 30, 1997 and March 31, 1997,
respectively.

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
                                                          ===========


D.   BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:


                                                           JUNE 30, 1997      MARCH 31, 1997
                                                           -------------      --------------
Revolving credit facility payable to
General Electric Capital Corporation,
interest at LIBOR plus 2.50% or prime
(8.25% at June 30, 1997) plus .75%, at the
Company's option, net
of restricted cash of $627,245                                $16,818,176      $       --

Note payable to FHBH, secured by the acquired
licensed trademarks, interest at
7.25%, payable in equal monthly installments of
$69,863 through June 2004                                       4,569,448       4,694,699

Revolving credit facility payable to Finova
Capital Corporation, interest at
Citibank N.A. prime (8.25% at March 31, 1997)
plus 1 3/4 %, repaid in May 1997,
net of restricted cash of $884,464                                     --       7,878,090

Note payable to Lyon Credit Corporation,
secured by certain equipment, interest
at 11%, payable in equal monthly installments of
$19,142, including interest, through September 2001               778,034         984,858

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the bank's
prime rate plus 2%, due January 1, 1998                           943,125         753,125

Letter of credit refinancing facility of
$500,000 payable to Popular Bank of Florida,
interest at the bank's prime rate plus 2%, due                    149,000              --
April 1998


Receivable financing and overdraft
facilities, interest at 8.75% to 10.75%,                           2,197,845          3,110,766
payable on demand (1)

Other notes payable                                                  174,449            192,757
                                                                ------------       ------------
                                                                  25,360,077         17,614,295

Less: long-term borrowings                                        (4,698,621)        (4,949,230)
                                                                ------------       ------------

Short-term borrowings                                           $ 20,931,456       $ 12,665,065
                                                                ============       ============

(l) Denominated in French francs


In May 1997, the Company entered into a Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis for a three-year period, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. GECC has taken a security interest in substantially all of the domestic assets of the Company. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Due mainly to the out-of-stock situation previously discussed which resulted in lost revenues and profits, the Company is not in compliance with certain of these financial covenants. Management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods.

The Company has overdraft and trade financing facilities aggregating 16,100,000 French francs (approximately $2,738,000 as of June 30, 1997). These credit facilities are reviewed annually.

E.   CONVERTIBLE DEBENTURES

During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures (the Debentures), pursuant to Regulation S. The Debentures were convertible into shares of the Company's common stock at 85% of the closing price of the stock as listed on NASDAQ over specific time frames. As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,146, had been converted into 1,073,688 shares of common stock. Subsequent to March 31, 1996, the remaining $11,700,000 were converted into 1,348,058 shares of common stock.

During April and May 1996, the Company issued an additional $13,000,000 of 5% convertible debentures, $3,000,000 pursuant to Regulation S and $10,000,000 pursuant to Regulation D with the same conversion features and terms as those issued above, of which $9,355,324, plus accrued interest of $130,916, were converted into 1,868,272 shares of common stock.

On July 2, 1996, the Company issued an additional $10,000,000 of 5% Debentures, pursuant to Regulation D, with the same conversion features and terms as those issued above, except that the conversion rate was 86%. During October 1996, $8,412,236 of the debentures, plus accrued interest of $72,466, were converted into 2,154,222 shares of common stock.

During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which were repaid in accordance with their terms in December 1996. The redemption resulted in a one-time charge to net income of $901,648 during the quarter ended December 31, 1996, which was not deductible for income tax purposes.

F.   TRANSACTIONS WITH RELATED PARTIES

The Company had net sales of $4,123,191 and $4,353,763 during the three-month periods ended June 30, 1997 and June 30, 1996, respectively, to Perfumania, Inc. (Perfumania), and no sales during the same periods to L.Luria & Son, Inc. (Luria), companies affiliated with the Company's Chairman and Chief Executive Officer. Net amounts due from Perfumania totaled $22,718,847 and $22,136,106 at June 30, 1997 and March 31, 1997, respectively. Amounts due from Luria totaled $695,434 and $726,229 at June 30, 1997 and March 31, 1997, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

G.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share and the weighted average number of shares of common stock outstanding used in the computations, are summarized as follows:

                                                                 THREE-MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------
                                                             1997                              1996
                                                ---------------------------       ----------------------------
                                                                    FULLY                               FULLY
                                                 PRIMARY           DILUTED         PRIMARY             DILUTED
                                               -----------         -------        -----------          -------
Net income                                     $    15,507           (1)          $ 1,934,075             (1)
Add-reduction of interest expense                       --                             91,326(2)
                                               -----------                        -----------
Adjusted for per share computation             $    15,507                        $ 2,025,401
                                               ===========                        ===========
Number of shares:
Weighted average shares outstanding             16,898,357                         12,355,367
Add-net additional shares issuable (3)             167,435                          2,999,389
                                               -----------                        -----------
weighted average shares used in the per         17,065,792                         15,354,756
                                               ===========                        ===========
share computation
Earnings per common and common
equivalent share                                     $0.00                              $0.13
                                                     =====                              =====

(1) The calculation of fully diluted earnings per share was not required, since it would be antidilutive.

(2) Reduction of interest expense assumes that the Debentures were converted into shares of common stock on the date of their issuance. Accordingly, no interest expense on the convertible debentures would have been incurred.

(3) Assumes exercise or conversion of outstanding common stock equivalents (options, warrants and convertible debentures) at the beginning of the period, or at the date of issuance if issued during the period , net of the assumed repurchase of common stock from exercise proceeds. The assumed repurchase of common stock is based on the average price of the Company's common stock during the period for primary and, when dilutive, the end of period price for fully diluted.

H.   CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                        THREE-MONTHS ENDED JUNE 30,
                                        ---------------------------
                                              1997          1996
                                        ------------      ---------
          Cash paid for:
              Interest                    $  475,386      $482,102
              Income taxes                $4,297,948      $243,201

In addition to the RBF acquisition discussed in Note C, which was partially funded through the issuance of common stock and notes, during the quarter ended June 30, 1996, the Company used barter credits totaling $18,200 in payment of advertising expenses.

I.   INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the periods ended June 30, 1997 and 1996 reflects an effective tax rate of approximately 38%.

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

VICKY TIEL: In September 1992, the Company entered into an exclusive worldwide license agreement with VICKY TIEL S.A. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the VICKY TIEL trademark for an initial five-year period, renewable for a subsequent five-year period upon achieving specified sales or minimum royalty levels. Under this agreement, the Company is obligated to pay royalties calculated as a percentage of net sales, which decline as net sales volume increases. The Company is also obligated to spend certain minimum amounts for advertising based upon the annual net sales of the products. See Note J for further discussion.

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial period of three-years, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The initial three-year period expired March 31, 1997, and the Company has informed the Licensor that it will not renew the agreement. In accordance with the licensing agreement, the Company may produce and sell the Todd Oldham trademarked products until March 31, 1998, with no sales or advertising minimums. Sales of Todd Oldham products represented less than 1% and 3% of total Company net sales for the three-month periods ended June 30, 1997 and 1996, respectively.

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period. Sales of Francesco Smalto products represented less than 1% of total Company net sales for the three-month period ended June 30, 1996.

J.   SUBSEQUENT EVENT

On August 8, 1997, the Company consummated the sale of certain assets relating to the Vicky Tiel brands to Five Star Fragrances Company, Inc. ("FSF") for approximately $680,000, which closely approximates the net book value of assets sold.

The Company sold to FSF all inventories, fixed assets and licenses related to the brands, and FSF assumed certain liabilities for purchase orders issued prior to August 8, 1997.



                               * * * * * * * * * *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ ILIA LEKACH
-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer




/s/ FRANK A. BUTTACAVOLI
-------------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Financial Officer and Director



Date:    August 13, 1997