Form 10-Q
period 1997-09-30
PARLUX FRAGRANCES INC
filed 1997-11-12
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                             September 30, 1997
                                                            ------------------
                                    Or______

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                               33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code               954-316-9008
                                                  -----------------------------


--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                   ------     ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes          No
    ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 12, 1997, 16,493,923 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See pages 8 to 11

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

RECENT DEVELOPMENTS

In October 1997, the Company completed the first two phases of its common stock buy-back program involving 850,000 shares, and the Board of Directors authorized a third phase of 1,000,000 additional shares. As of November 12, 1997, the Company has repurchased under all phases a total of 914,555 shares at a cost of $2,929,817 (778,255 shares at a cost of $2,652,818 as of September 30, 1997).

On May 23, 1997, the Company entered into an agreement with General Electric Capital Corporation for a $25 million senior secured revolving credit facility. See "Liquidity and Capital Resources" for further discussion.

On August 8, 1997, the Company consummated the sale of certain assets relating to the Vicky Tiel brands to Five Star Fragrances Company, Inc. See Note I to the consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996.

During the quarter ended September 30, 1997, net sales decreased 41% to $14,937,956 as compared to $25,503,173 in the same period in the prior year. The decrease was primarily due to: 1) the decrease in Perry Ellis "America" brand fragrance gross sales of $2,471,345, as this brand was launched during the six months ended September 30, 1996, and net sales were further impacted by returns of $626,670 accepted in the current period for this brand; 2) gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 51% to $1,895,075, as compared to $3,855,524 in the prior year, due to out-of-stock situations relating to the transition of manufacturing from Revlon, from whom the Company purchased the AdM brand, to third party manufacturers (the Company believes that production is now substantially in line); 3) gross sales of discontinued brands (Francesco Smalto, Todd Oldham and Vicky Tiel) decreased $1,621,861 to $84,469, as compared to $1,706,330 during the six months ended September 30, 1996; and 4) gross sales of all brands other than those noted above decreased by 22% from $17,102,246 in the prior year to $13,318,414 in the current year.

Sales to unrelated customers, which were directly affected by the out-of-stock situation discussed above, decreased 40% to $9,475,994 in the current period compared to $15,912,920 in the same period in the prior year. Sales to related parties decreased 43% to $5,461,962 in the current quarter compared to $9,590,253 in the same period in the prior fiscal year, in accordance with the Company's strategic plan.

Cost of goods sold decreased as a percentage of net sales from 45% for the quarter ended September 30, 1996 to 43% for the current quarter. The decrease was mainly attributable to the closeout of the remaining Francesco Smalto merchandise in accordance with the Transition and Termination Agreement which terminated on September 30, 1996, and to the closeout of ancillary brands purchased as part of the Richard Barrie Fragrances acquisition. Cost of goods sold for sales to unrelated customers and related parties approximated 36% and 55%, respectively, during the quarter ended September 30, 1997.

Operating expenses decreased by 23% compared to the prior fiscal year from $10,021,525 to $7,722,811, but increased as a percentage of net sales from 39% to 52%. Advertising and promotional expenses decreased 47% to $3,118,864 compared to $5,847,568 in the prior year period, reflecting a reduction in print advertising and promotional expenses in connection with the U.S. domestic department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs increased by 9% to $1,971,540 in the current fiscal period as compared to $1,802,910 in the same period of the prior fiscal year, increasing as a percentage of net sales from 7% to 13%. This increase was mainly attributable to the reduction in sales previously discussed, which resulted in a lower sales base to absorb these fixed costs. General and administrative expenses increased by 27% compared to the prior year period from $1,801,133 to $2,292,276, increasing as a percentage of net sales from 7% to 15%, reflecting the full period's effect of staff additions during the first six months of fiscal 1997 and additional support required for manufacturing of the AdM cosmetic line. Royalties decreased to $340,131 for the current period compared to $569,914 in the prior year, but remained relatively constant at 2% of net sales.

As a result of the above, the Company had operating income of $756,197 or 5% of net sales for the three-month period ended September 30, 1997, compared to $3,965,342 or 16% of net sales for the comparable period in the prior year. Interest expense increased to $691,255 in the current fiscal year as compared to $578,192 in the same period in the prior year, reflecting increased borrowings. Exchange losses were $36,874 in the current year as compared to exchange gains of $77,793 in the same period in the prior year. Income before taxes for the current fiscal year was $28,068 compared to $3,464,943 or 14% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported net income of $16,949 for the current quarter ended September 30, 1997, as compared to $2,148,680 for the same quarter in the prior fiscal year.

COMPARISON OF THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1997 WITH THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 1996.

During the six months ended September 30, 1997, net sales decreased 36% to $28,235,268 as compared to $44,242,800 in the same period in the prior year. The decrease was primarily due to: 1) the decrease in Perry Ellis "America" brand fragrance and Perry Ellis brand cosmetics gross sales of $6,580,262, as these brands were launched during the six months ended September 30, 1996, and net sales were further impacted by returns of $1,030,577 accepted in the current period for these brands; 2) gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 48% to $3,892,967, as compared to $7,506,571 in the prior year, due to out-of-stock situations relating to the transition of manufacturing from Revlon, from whom the Company purchased the AdM brand, to third party manufacturers (the Company believes that production is now substantially in line); 3) gross sales of discontinued brands (Francesco Smalto, Todd Oldham and Vicky Tiel) decreased $2,530,369 to $373,108, as compared to $2,903,477 during the six months ended September 30, 1996; and 4) gross sales of all brands other than those noted above decreased by 10% from $26,282,120 in the prior year to $23,549,848 in the current year.

Sales to unrelated customers, which were directly affected by the out-of-stock situation discussed above, decreased 38% to $18,650,115 in the current period compared to $30,298,784 in the same period in the prior year. Sales to related parties decreased 31% to $9,585,153 in the current period compared to $13,944,016 in the same period in the prior fiscal year.

Cost of goods sold for the six months ended September 30, 1997 remained relatively constant at 40% of net sales. Cost of goods sold for sales to unrelated customers and related parties approximated 34% and 53%, respectively, during the six months ended September 30, 1997.

Operating expenses decreased by 17% compared to the prior fiscal year from $18,893,719 to $15,728,096 but increased as a percentage of sales from 43% to 56%. Advertising and promotional expenses decreased 34% to $7,082,155 compared to $10,720,732 in the prior year period, reflecting a reduction in print advertising and promotional expenses in connection with the U.S. department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs increased by 2% to $3,728,706 in the current fiscal period as compared to $3,654,518 in the same period of the prior fiscal year, increasing as a percentage of net sales from 8% to 13%. This increase was mainly attributable to the reduction in sales previously discussed, which resulted in a lower sales base to absorb these fixed costs. General and administrative expenses increased by 23% compared to the prior year period from $3,501,193 to $4,292,556, increasing as a percentage of net sales from 8% to 15%, reflecting the full period's effect of staff additions during the first six months of fiscal 1997 and increased support required for manufacturing of the AdM cosmetic line. Royalties decreased to $624,679 for the current period compared to $1,017,276 in the prior year, but remained relatively constant at 2% of net sales.

As a result of the above, the Company had operating income of $1,092,182 or 4% of net sales for the six-month period ended September 30, 1997, compared to $7,547,281 or 17% of net sales for the comparable period in the prior year. Interest expense increased by 4%, with $1,106,313 in the current fiscal year as compared to $1,066,065 in the same period in the prior year, increasing to 4% of net sales as compared to 3% in the prior year. Exchange gains were $67,139 in the current year as compared to $103,585 in the same period in the prior year. Income before taxes for the current fiscal year was $53,008 compared to $6,584,801 or 15% of net sales, in the same period in the prior year.

Giving effect to the tax provision, the Company reported net income of $32,456 for the six months ended September 30, 1997, as compared to $4,082,755 for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital remained relatively constant at $49,185,652 as of September 30, 1997, compared to $49,320,272 at March 31, 1997.

During July 1996 and January 1997, the Board of Directors authorized the repurchase of up to 350,000 and 500,000 shares of the Company's common stock, respectively. Phases one and two of the repurchase were completed during October 1997, at which time the Board of Directors authorized a third phase for the repurchase of an additional 1,000,000 shares. As of November 12, 1997, the Company has repurchased under all phases a total of 914,555 shares at a cost of $2,929,817 (778,255 shares at a cost of $2,652,818 as of September 30, 1997).

The Company has overdraft and trade financing facilities aggregating 16,300,000 French francs (approximately $2,749,000 as of September 30, 1997). These credit facilities are reviewed annually.

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

Management believes that, based on current circumstances, it will be able to restructure the financial covenants and funds will be sufficient to meet the Company's operating needs.

IMPACT OF CURRENCY EXCHANGE

The Company's sales and purchases are virtually all in U.S. dollars or French francs. A strengthening of the French franc vis-a-vis the U.S. dollar results in exchange rate losses for the Company. Conversely, a weakening of the French franc vis-a-vis the U.S. dollar results in exchange rate gains for the Company.

The Company monitors exchange rates on a daily basis and regularly seeks to evaluate long-term expectations for the French franc in order to minimize its exchange rate risk. From time to time, the Company has engaged in French franc hedging to protect foreign exchange gains.

The Company has completed the centralization of manufacturing in the United States which will minimize the currency exchange impact on intercompany transactions for the future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings of any significance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27 Financial Data Schedule (for SEC use only).

(b)   There were no filings on Form 8-K during the period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 1997, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

Item No. 1        AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO
                  CREATE A CLASSIFIED BOARD OF DIRECTORS

     FOR                       AGAINST                   ABSTAINED
     ---                       -------                   ---------
  4,104,019                   2,913,502                    57,492

An amendment to the Company's certificate of incorporation requires a vote of a majority of the issued and outstanding common stock of the Company (8,353,912 shares). Although 58% of the votes cast were in favor of the amendment, a majority of the issued and outstanding shares was not obtained. Accordingly, the proposal was not ratified.

Item  No. 2       NOMINATION AND ELECTION OF DIRECTORS

                  The seven nominees named in the proxy statement were elected, with each director receiving more than 90% of the votes cast.

Item No. 3        RATIFICATION OF PRICE WATERHOUSE LLP AS INDEPENDENT
                  ACCOUNTANTS

                  Over 99% of the votes were cast in favor of the proposal.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                       September 30,      March 31,
                                                                                1997              1997
                                                                           ---------------   -------------
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $     523,364    $     191,486
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $1,783,000 and $2,494,000
   at September 30, 1997 and March 31, 1997, respectively                      12,104,489       14,289,841
  Trade receivables from related parties, net of allowance for
    doubtful accounts of $350,000 at September 30, 1997                        23,647,969       22,862,335
  Inventories, net                                                             36,027,438       35,595,323
  Prepaid expenses and other current assets                                     9,275,054        8,266,126
                                                                            -------------    -------------

    TOTAL CURRENT ASSETS                                                       81,578,314       81,205,111
Equipment and leasehold improvements, net                                       2,637,716        3,253,800
Trademarks, licenses and goodwill, net                                         26,081,416       26,783,807
Other                                                                             134,419          142,526
                                                                            -------------    -------------

    TOTAL ASSETS                                                            $ 110,431,865    $ 111,385,244
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                               $  21,213,448    $  12,665,065
  Accounts payable                                                              8,907,490       11,904,808
  Accrued expenses                                                                840,246        1,622,966
  Income taxes payable                                                          1,431,478        5,692,000
                                                                            -------------    -------------

    TOTAL CURRENT LIABILITIES                                                  32,392,662       31,884,839
Borrowings, less current portion                                                4,501,431        4,949,230
Deferred tax liability                                                            432,440          432,440
                                                                            -------------    -------------

    TOTAL LIABILITIES                                                          37,326,533       37,266,509
                                                                            -------------    -------------

COMMITMENTS                                                                          --               --
                                                                            -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 shares issued and outstanding                                       --               --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 17,447,478 shares issued                                    174,475          174,475
  Additional paid-in capital                                                   66,753,596       66,753,596
  Retained earnings                                                             9,209,328        9,176,872
  Cumulative translation adjustment                                              (245,777)        (103,562)
                                                                            -------------    -------------
                                                                               75,891,622       76,001,381
  Less - 817,255 and 420,055 shares of common stock in treasury, at cost,
   at September 30, 1997  and March 31, 1997, respectively                     (2,786,290)      (1,882,646)
                                                                            -------------    -------------

    TOTAL STOCKHOLDERS' EQUITY                                                 73,105,332       74,118,735
                                                                            -------------    -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 110,431,865    $ 111,385,244
                                                                            =============    =============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                  Three months ended September30,  Six months ended September 30,
                                  -------------------------------  ------------------------------
                                       1997            1996           1997             1996
                                       ----            ----           ----             ----
                                            (Unaudited)                  (Unaudited)
Net sales:
   Unrelated customers              $  9,475,994   $ 15,912,920    $ 18,650,115    $ 30,298,784
   Related parties                     5,461,962      9,590,253       9,585,153      13,944,016
                                    ------------   ------------    ------------    ------------
                                      14,937,956     25,503,173      28,235,268      44,242,800

Cost of goods sold                     6,458,948     11,516,306      11,414,990      17,801,800
                                    ------------   ------------    ------------    ------------
Gross margin                           8,479,008     13,986,867      16,820,278      26,441,000
                                    ------------   ------------    ------------    ------------
Operating expenses:
  Advertising and promotional          3,118,864      5,847,568       7,082,155      10,720,732
  Selling and distribution             1,971,540      1,802,910       3,728,706       3,654,518
  General and administrative           2,292,276      1,801,133       4,292,556       3,501,193
  Royalties                              340,131        569,914         624,679       1,017,276
                                    ------------   ------------    ------------    ------------
  Total operating expenses             7,722,811     10,021,525      15,728,096      18,893,719
                                    ------------   ------------    ------------    ------------
Operating income                         756,197      3,965,342       1,092,182       7,547,281

Interest expense and bank charges        691,255        578,192       1,106,313       1,066,065
Exchange losses (gains)                   36,874        (77,793)        (67,139)       (103,585)
                                    ------------   ------------    ------------    ------------
Income before income taxes                28,068      3,464,943          53,008       6,584,801

Income taxes                              11,119      1,316,263          20,552       2,502,046
                                    ------------   ------------    ------------    ------------
Net income                          $     16,949   $  2,148,680    $     32,456    $  4,082,755
                                    ============   ============    ============    ============

Earnings per common and common
  equivalent share                  $       0.00   $       0.12    $       0.00    $       0.25
                                    ============   ============    ============    ============








                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                COMMON STOCK
                                                          ------------------------   ADDITIONAL
                                                            NUMBER        PAR          PAID-IN        RETAINED
                                                            ISSUED       VALUE         CAPITAL        EARNINGS
                                                          ---------   ------------   ----------     ------------
BALANCE at April 1, 1995                                  3,490,214   $     34,902   $ 11,563,537   $  1,271,947

  Net income                                                   --             --             --        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                    11,175            112         33,910           --
   Warrants                                               1,056,916         10,569      3,006,022           --
  Sale of stock in private placements                     1,001,514         10,015      7,605,570           --
  Stock issued in connection with the acquisition
    of assets                                               424,000          4,240      3,739,760           --
  Conversion of debentures, net of unamortized debt
   issuance costs                                         1,073,688         10,737      6,932,408           --
  Adjustment for stock split                              4,398,919         43,989           --          (43,989)
  Foreign currency translation adjustment                      --             --             --             --
                                                        -----------    -----------    -----------   ------------
BALANCE at March 31, 1996                                11,456,426        114,564     32,881,207      9,000,649

  Net income                                                   --             --             --          176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                    14,500            145         18,448           --
   Options issued in connection with the acquisition
     of assets                                              176,000          1,760      1,406,240           --
   Warrants                                                  60,000            600        415,650           --
  Stock issued in connection with the acquisition
     of assets                                              370,000          3,700      3,002,550           --
  Conversion of debentures, net of unamortized debt
    issuance costs                                        5,370,552         53,706     29,029,501           --
  Foreign currency translation adjustment                      --             --             --             --
  Purchase of 381,055 shares of treasury stock,
    at cost                                                    --             --             --             --
                                                        -----------    -----------    -----------   ------------

BALANCE at March 31, 1997                                17,447,478        174,475     66,753,596      9,176,872

  Net income                                                   --             --             --           32,456
  Foreign currency translation adjustment                      --             --             --             --
  Purchase of 397,200 shares of treasury stock,
    at cost                                                    --             --             --             --
                                                        -----------    -----------    -----------   ------------

BALANCE at September 30, 1997 (Unaudited)                17,447,478   $    174,475    $66,753,596   $  9,209,328
                                                       ============   ============    ===========   ============



                                                          CUMULATIVE
                                                         TRANSLATION      TREASURY
                                                          ADJUSTMENT        STOCK             TOTAL
                                                         ------------    ------------    ------------
BALANCE at April 1, 1995                                 $  345,753      $ (133,472)     $13,082,667

  Net income                                                     --              --        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                        --              --           34,022
   Warrants                                                      --              --        3,016,591
  Sale of stock in private placements                            --              --        7,615,585
  Stock issued in connection with the acquisition
    of assets                                                    --              --        3,744,000
  Conversion of debentures, net of unamortized debt
    issuance costs                                               --              --        6,943,145
  Adjustment for stock split                                     --              --              --
  Foreign currency translation adjustment                  (163,506)             --         (163,506)
                                                       ------------    ------------      -----------
BALANCE at March 31, 1996                                   182,247        (133,472)      42,045,195

  Net income                                                     --              --          176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                        --              --           18,593
   Options issued in connection with the acquisition
     of assets                                                   --              --        1,408,000
   Warrants                                                      --              --          416,250
  Stock issued in connection with the acquisition
     of assets                                                   --              --        3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                --              --       29,083,207
  Foreign currency translation adjustment                  (285,809)             --         (285,809)
  Purchase of 381,055 shares of treasury stock,
     at cost                                                     --      (1,749,174)      (1,749,174)
                                                       ------------    ------------     ------------

BALANCE at March 31, 1997                                  (103,562)     (1,882,646)      74,118,735

  Net income                                                     --              --           32,456
  Foreign currency translation adjustment                  (142,215)             --         (142,215)
  Purchase of 397,200 shares of treasury stock,
     at cost                                                     --        (903,644)        (903,644)
                                                        ------------   ------------      -----------

BALANCE at September 30, 1997 (Unaudited)               $   (245,777)  $ (2,786,290)     $73,105,332
                                                        ============   ============      ===========



                 See notes to consolidated financial statements

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six months ended September 30,
                                                                        ------------------------------
                                                                                (Unaudited)
                                                                             1997           1996
                                                                          ----------     ----------
Cash flows from operating activities:
Net income                                                                   $32,456     $4,082,755
                                                                        ------------   ------------
Adjustments to reconcile net income
 to net cash used by operating activities:
Depreciation and amortization                                              1,480,298      1,156,287
Changes in assets and liabilities net of effect of acquisitions:
   Decrease (increase) in trade receivables - customers                    2,185,352     (4,043,956)
   Increase in trade receivables - related parties                          (785,634)    (8,216,650)
   Increase in inventories                                                (1,037,797)    (6,398,685)
   Increase in prepaid expenses and other current assets                  (1,026,562)    (2,382,774)
   Decrease in other non-current assets                                        8,107        223,644
   Decrease in accounts payable                                           (2,997,318)    (7,786,633)
   (Decrease) increase in accrued expenses                                  (782,719)       207,488
   (Decrease) increase in income taxes payable                            (4,260,522)     1,602,638
                                                                        ------------   ------------
            Total adjustments                                             (7,216,795)   (25,638,641)
                                                                        ------------   ------------

            Net cash used by operating activities                         (7,184,339)   (21,555,886)
                                                                        ------------   ------------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements                           (142,473)      (472,019)
Purchase of trademarks                                                       (30,294)       (52,723)
Cash received in sale of Vicky Tiel brand                                    680,553
Cash paid in acquisition of Richard Barrie Fragrances, Inc.                   -            (694,707)
                                                                        ------------   ------------

            Net cash provided (used) by investing activities                 507,786     (1,219,449)
                                                                        ------------   ------------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                  (1,672,821)      (400,881)
Payments - note payable                                                      (34,942)        (8,796)
(Payments) proceeds - note payable to Finova Capital Corp.                (7,878,091)       982,231
Proceeds - note payable to GE Capital Corp.                               17,845,461        -
Proceeds - note payable Eagle Bank                                            -              12,608
(Payments) proceeds - note payable to Lyon Credit Corp.                     (245,238)     1,481,186
Proceeds - note payable to Popular Bank                                      149,000        -
Payments - note payable to Fred Hayman Beverly Hills                        (252,785)      (234,698)
Proceeds - note payable to International Finance Bank                        190,000        -
Payments - note payable to Parfums Jean Desprez                               -          (1,685,135)
Payments - note payable to Distr. de Perfumes Senderos                        -            (674,722)
Payments - note payable to stockholder                                        -            (148,545)
Proceeds - 5% convertible debentures, net                                     -          22,691,500
Purchases of treasury stock                                                 (903,644)      (479,913)
Proceeds from issuance of common stock                                        -           1,426,593
                                                                        ------------   ------------

            Net cash  provided by financing activities                     7,196,940     22,961,428
                                                                        ------------   ------------

Effect of exchange rate changes on cash                                     (188,509)       (91,211)
                                                                        ------------   ------------
Net increase in cash and cash equivalents                                    331,878         94,882
Cash and cash equivalents, beginning of period                               191,486        339,423
                                                                        ------------   ------------

Cash and cash equivalents, end of period                                    $523,364       $434,305
                                                                        ============   ============



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The Consolidated Balance Sheet as of September 30, 1997, the Consolidated Statements of Income for the three-month and six-month periods ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1997 and 1996, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at September 30, 1997 and the results of their operations and their cash flows for the three-month and six-month periods ended September 30, 1997 and 1996.

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

Certain reclassifications were made to the September 30, 1996 financial statements to conform with the presentation of the September 30, 1997 financial statements.

B.       INVENTORIES

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:


                                                             SEPTEMBER  30, 1997          MARCH 31, 1997
                                                             -------------------          --------------
Finished products                                                    $15,444,204             $16,075,376
Components and packaging material                                     15,326,909              14,944,196
Raw material                                                           5,256,325               4,575,751
                                                                     -----------             -----------
                                                                     $36,027,438             $35,595,323
                                                                     ===========             ===========

The above amounts are net of reserves for potential inventory obsolescence of approximately $1,606,000 and $2,833,000 at September 30, 1997 and March 31, 1997, respectively.

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
                                                                 ===========

D.       BORROWINGS - BANKS AND OTHERS

The composition of debt is as follows:

                                                                September 30, 1997    March 31, 1997
                                                                ------------------    --------------
Revolving credit facility payable to General Electric
Capital Corporation, interest at LIBOR plus 2.50% or
prime (8.50% at September 30, 1997) plus .75%, at the
Company's option, net of restricted cash of $568,134                   $17,845,461       $         -

Note payable to FHBH, secured by the acquired licensed
trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863 including interest, through June
2004                                                                     4,441,914         4,694,699

Revolving credit facility payable to Finova Capital
Corporation, interest at Citibank N.A. prime (8.25% at
March 31, 1997) plus 1 3/4%, repaid in May 1997, net of
restricted cash of $884,464                                                      -         7,878,090

Note payable to Lyon Credit Corporation, secured by
certain equipment, interest at 11%, payable in equal
monthly installments of $19,142, including interest,
through September 2001                                                     739,620           984,858

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the bank's
prime rate plus 2%, due January 1, 1998                                    943,125           753,125

Letter of credit refinancing facility of $500,000 payable
to Popular Bank of Florida, interest at the bank's prime
rate plus 2%, due April 1998                                               149,000                 -

Receivable financing and overdraft facilities, interest at
8.75% to 10.75%, payable on demand(1)                                    1,437,945         3,110,766




Other notes payable                                                        157,814           92,757
                                                                       -----------      -----------
                                                                        25,714,879       17,614,295

Less: long-term borrowings                                              (4,501,431)      (4,949,230)
                                                                       -----------      -----------

Short-term borrowings                                                  $21,213,448      $12,665,065
                                                                       ===========      ===========

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

The Company has overdraft and trade financing facilities aggregating 16,300,000 French francs (approximately $2,749,000 as of September 30, 1997). These credit facilities are reviewed annually.

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

F.       TRANSACTIONS WITH RELATED PARTIES

The Company had net sales of $9,585,153 and $13,944,016 during the six-month periods ended September 30, 1997 and September 30, 1996, respectively, to Perfumania, Inc. (Perfumania), and no sales during the same periods to L.Luria & Son, Inc. (Luria), companies affiliated with the Company's Chairman and Chief Executive Officer. Net amounts due from Perfumania totaled $23,307,083 and $22,136,106 at September 30, 1997 and March 31, 1997, respectively. Amounts due from Luria totaled $690,886 and $726,229 at September 30, 1997 and March 31, 1997, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

On August 13, 1997, Luria filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Luria owed the Company $690,886. The Company has filed its claim, but it is too early to determine the ultimate outcome. As of September 30, 1997, a reserve for uncollectible accounts totaling $350,000 has been allocated against this receivable.

G.       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share and the weighted average number of shares of common stock outstanding used in the computations, are summarized as follows:

                                                          THREE-MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------
                                                       1997                             1996
                                                       ----                             ----
                                              PRIMARY       FULLY DILUTED     PRIMARY         FULLY DILUTED
                                              -------       -------------     -------         -------------
Net income                                  $    16,949          (1)        $ 2,148,680             (1)
Add-reduction of interest expense                     -                         112,877 (2)
                                            -----------                     -----------
Adjusted for per share computation          $    16,949                     $ 2,261,557
                                            ===========                     ===========
Number of shares:
Weighted average shares outstanding          16,713,282                      13,803,867
Add-net additional shares issuable(3)           102,583                       4,695,492
                                            -----------                     -----------
Weighted average shares used in the per
share computation                            16,815,864                      18,499,349
                                            ===========                     ===========
Earnings per common and common
equivalent share                                  $0.00                           $0.12
                                                  =====                           =====



                                                          THREE-MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------------
                                                       1997                             1996
                                                       ----                             ----
                                              PRIMARY       FULLY DILUTED     PRIMARY         FULLY DILUTED
                                              -------       -------------     -------         -------------
Net income                                  $    32,456          (1)        $ 4,082,775             (1)
Add-reduction of interest expense                     -                         189,736(2)
                                            -----------                     -----------
Adjusted for per share computation          $    32,456                     $ 4,272,481
                                            ===========                     ===========
Number of shares:
Weighted average shares outstanding          16,807,423                      13,079,576
Add-net additional shares issuable(3)           235,165                       3,967,958
                                            -----------                     -----------
Weighted average shares used in the per
share computation                            17,042,588                      17,047,534
                                            ===========                     ===========

Earnings per common and common
equivalent share                                 $0.00                            $0.25
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

H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                              SIX-MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997                1996
                                                                ----                ----
                   Cash paid for:
                       Interest                                $1,070,848         $955,842
                       Income taxes                            $4,296,074         $179,040

In addition to the RBF acquisition discussed in Note C, which was partially funded through the issuance of common stock and notes, the Company used barter credits totaling $149,000 in payment of advertising expenses during 1996.

Additionally, during 1996, notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I.       INCOME TAXES

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the periods ended September 30, 1997 and 1996 reflects an effective tax rate of approximately 38%.

J.       LICENSE AND DISTRIBUTION AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute in December 1994. The Perry Ellis license is entering its twelfth year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met, and the Company believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial period of three-years, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The initial three-year period expired March 31,

1997, and the Company has informed the Licensor that it will not renew the agreement. In accordance with the licensing agreement, the Company may produce and sell the Todd Oldham trademarked products until March 31, 1998, with no sales or advertising minimums. Sales of Todd Oldham products represented less than 1% and 3% of total Company net sales for the six-month periods ended September 30, 1997 and 1996, respectively.

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

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the Francesco Smalto trademark through September 30, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period. Sales of Francesco Smalto products represented approximately 2% of total Company net sales for the six-month period ended September 30, 1996.



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

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach

-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer





/s/ Frank A. Buttacavoli

-----------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Financial Officer and Director




Date:    November 12, 1997