Form 10-Q
period 1997-12-31
PARLUX FRAGRANCES INC
filed 1998-02-13
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q

( Mark One )
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     December 31, 1997
                                                    -----------------
                                    Or______

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

DELAWARE                                            22-2562955
--------------------------------------------------------------------------------
( State or other jurisdiction of       ( IRS employer identification no. )
incorporation or organization )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                     33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                 ( Zip code )

Registrant's telephone number, including area code            954-316-9008


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days. Yes X No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 12, 1998, 15,109,123 shares of the issuer's common stock were outstanding.

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

Recent Developments

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of 1,250,000 additional shares. As of February 12, 1998, the Company has repurchased under all phases a total of 2,299,355 shares at a cost of $5,512,851 (1,769,698 shares at a cost of $4,556,539 as of December 31, 1997). Book value per outstanding common share was $4.55 as of December 31, 1997, compared to $4.35 per share as of March 31, 1997.

On November 25, 1997, the Company received correspondence from the Securities and Exchange Commission (the "SEC") requesting, among other items, the revision of the Company's March 31, 1996 and 1997 financial statements relating to the accounting for the issuance of convertible debentures. The SEC is questioning whether the 15% discount upon conversion should be treated as additional interest expense. The Company has responded to the SEC and has indicated that it believes such issuances were properly accounted for in accordance with generally accepted accounting principles. However, there can be no assurance that the SEC will ultimately concur with the Company's position. See Note E to the accompanying consolidated financial statements for further discussion on convertible debentures.

Results of Operations

Comparison of the three-month period ended December 31, 1997 with the three-month period ended December 31, 1996.

During the quarter ended December 31, 1997, net sales decreased 25% to $20,375,443 as compared to $27,019,820 in the same period in the prior year. The decrease was primarily due to: 1) a $3,412,833 decrease (76%) in Perry Ellis "America" brand fragrance gross sales, as this brand was initially launched during the prior year. Net sales were further impacted by $143,142 in returns accepted in the current period for this brand; 2) gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 20% to $2,302,231, as compared to $2,862,477 in the prior year, due to out-of-stock situations relating to the transfer of manufacturing from Revlon (from whom the Company purchased the AdM brand) to third party manufacturers. The Company believes that production is now substantially in line; 3) gross sales of discontinued brands (Francesco Smalto, Todd Oldham and Vicky Tiel) decreased $2,112,431 during the three months ended December 31, 1997; and 4) a 3% decrease in gross sales of all brands other than those noted above from $19,426,717 in the prior year to $18,871,356 in the current year.

Sales to unrelated customers decreased 20% to $14,617,374 in the current period compared to $18,173,040 in the same period in the prior year, while sales to related parties decreased 35% to $5,758,069 compared to $8,846,780, in accordance with the Company's strategic plan.

Cost of goods sold increased as a percentage of net sales from 39% for the quarter ended December 31, 1996 to 46% for the current quarter. The increase was mainly attributable to the closeout of Todd Oldham merchandise at below cost. Cost of goods sold for sales to unrelated customers and related parties approximated 42% and 56%, respectively, during the quarter ended December 31, 1997.

Operating expenses decreased by 27% compared to the prior fiscal year from $14,156,122 to $10,285,187, and as a percentage of net sales from 52% to 50%. Advertising and promotional expenses decreased 42% to $5,177,263 compared to $8,958,317 in the prior year period, reflecting a reduction in print advertising and promotional expenses for the U.S. domestic department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs decreased by 6% to $2,105,189 in the current fiscal period as compared to $2,244,973 in the same period of the prior fiscal year, but increased as a percentage of net sales from 8% to 10%. This percentage increase was mainly attributable to the reduction in sales previously discussed, which resulted in a lower sales base to absorb these relatively fixed costs. General and administrative expenses increased by 12% compared to the prior year period from $1,552,679 to $1,732,616, increasing as a percentage of net sales from 6% to 9%, reflecting approximately $200,000 of costs in connection with the closing of the Company's French operations in December 1997. Depreciation and amortization decreased slightly from $748,890 in the prior year period to $732,031 in the current fiscal year period. Royalties decreased to $538,088 for the current period compared to $651,263 in the prior year, but remained relatively constant as a percentage of net sales. As a result of the above, operating income decreased by 66% to $748,860 or 4% of net sales, compared to $2,222,377 or 8% of net sales for the comparable quarter in the prior year.

Interest expense remained relatively constant at $613,376 in the current fiscal year as compared to $611,473 in the same period in the prior year. Exchange losses were $66,936 in the current year as compared to a loss of $49,225 in the same period in the prior year. As a result, income before extraordinary item and taxes decreased to $68,548 for the current period compared to $1,561,679 or 6% of net sales, in the prior year.

Giving effect to the tax provision which reflects the non-deductible nature of the loss on the convertible debenture redemption in 1996, the Company reported net income of

$42,909 for the current quarter ended December 31, 1997, as compared to $87,705 for the same quarter in the prior fiscal year.

Comparison of the nine-month period ended December 31, 1997 with the nine-month period ended December 31, 1996.

During the nine months ended December 31, 1997, net sales decreased 32% to $48,610,711 as compared to $71,262,620 in the same period in the prior year. The decrease was primarily due to: 1) a $10,011,941 decrease (71%) in Perry Ellis "America" brand fragrance and Perry Ellis brand cosmetics gross sales, as these brands were initially launched in the prior year. Net sales were further impacted by $1,173,719 in returns accepted in the current period for these brands; 2) gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 40% to $6,195,197, as compared to $10,369,048 in the prior year, due to out-of-stock situations relating to the transfer of manufacturing from Revlon (from whom the Company purchased the AdM brand) to third party manufacturers. The Company believes that production is now substantially in line; 3) gross sales of discontinued brands (Francesco Smalto, Todd Oldham and Vicky Tiel) decreased $4,642,800 during the nine months ended December 31, 1997; and 4) a 7% decrease in gross sales of all brands other than those noted above from $45,689,989 in the prior year to $42,416,305 in the current year.

Sales to unrelated customers (which were directly affected by the out-of-stock situation discussed above) decreased 31% to $33,267,489 in the current period compared to $48,471,824 in the same period in the prior year, while sales to related parties decreased 33% to $15,343,222 compared to $22,790,796, in accordance with the Company's strategic plan.

Cost of goods sold for the nine months ended December 31, 1997 increased to 43% of net sales as compared to 40% of net sales in the same period in the prior year. The increase was mainly attributable to the closeout of Todd Oldham merchandise at below cost.. Cost of goods sold for sales to unrelated customers and related parties approximated 38% and 54%, respectively, during the nine months ended December 31, 1997.

Operating expenses decreased by 21% compared to the prior fiscal year from $33,049,841 to $26,013,283 but increased as a percentage of sales from 46% to 54%. Advertising and promotional expenses decreased 38% to $12,259,418 compared to $19,679,049 in the prior year period, reflecting a reduction in print advertising and promotional expenses for the U.S. department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs decreased by 2% to $5,748,041 in the current fiscal period as compared to $5,843,892 in the same period of the prior fiscal year, increasing as a percentage of net sales from 8% to 12%. This percentage increase was mainly attributable to the reduction in sales previously discussed, which resulted in a lower sales base to absorb these relatively fixed costs. General and administrative expenses increased by 20% compared to the prior year period from $3,859,898 to $4,638,643, increasing as a percentage of net sales from 5% to 10%, reflecting the full period's effect of staff additions during the first six months of fiscal 1997, increased support required for manufacturing of the AdM cosmetic line and approximately $200,000 of costs in connection with the closing of the Company's French operations. Depreciation and amortization increased by $205,951 which was mainly attributable to a full period amortization of the goodwill from the Richard Barrie Fragrance, Inc. acquisition which occurred on June 28, 1996. Royalties decreased to $1,162,767 for the current period compared to $1,668,539 in the prior year, but remained relatively constant at 2% of net sales. As a result of the above, operating income decreased 81% to $1,841,042 or 4% of net sales for the nine-month period ended December 31, 1997, compared to $9,769,658 or 14% of net sales for the comparable period in the prior year.

Interest expense increased by 3% to $1,719,689 in the current fiscal year as compared to $1,677,538 in the same period in the prior year, increasing to 4% of net sales as compared to 2% in the prior year. Exchange gains were $203 in the current year as compared to a gain of $54,360 in the same period in the prior year. As a result, income before extraordinary item and taxes decreased to $121,556 for the current period compared to $8,146,480 or 11% of net sales, in the same period in the prior year.

Giving effect to the tax provision, which reflects the non-deductible nature of the loss on the convertible debenture redemption in 1996, the Company reported net income of $75,365 for the nine months ended December 31, 1997, as compared to $4,170,460 for the same period in the prior fiscal year.

Liquidity and Capital Resources

Working capital decreased to $47,567,752 as of December 31, 1997, compared to $49,320,272 at March 31, 1997, which was mainly attributable to approximately $2,807,000 in treasury stock purchased during the period April 1, 1997 through December 31, 1997, as outlined below.

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of 1,250,000 additional shares. As of February 12, 1998, the Company has repurchased under all phases a total of 2,299,355 shares at a cost of $5,512,851 (1,769,698 shares at a cost of $4,556,539 as of December 31, 1997).

The Company has overdraft and trade financing facilities aggregating 16,300,000 French francs (approximately $2,749,000 as of December 31, 1997). These credit facilities are reviewed annually.

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

Management believes that, based on current circumstances, it will be able to restructure the financial covenants after the completion of the fiscal year ending March 31, 1998, and funds will be sufficient to meet the Company's operating needs.

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

The Company has completed the centralization of manufacturing in the United States and closed its French operations, which will minimize the currency exchange impact on intercompany transactions for the future.

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

Item  No.2        Nomination and Election of Directors

                  The seven nominees named in the proxy statement were elected, with each director receiving more than 90% of the votes cast.

Item No. 3        Ratification of Price Waterhouse LLP as Independent
                  Accountants

                  Over 99% of the votes were cast in favor of the proposal.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) There were no filings on Form 8-K during the period.


                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,    March 31,
ASSETS                                                              1997           1997
------                                                           -----------     ---------
                                                                 (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                        $462,369       $191,486
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,554,799 and $2,494,000
   at December 31, 1997 and March 31, 1997, respectively         12,996,006     14,289,841
  Trade receivables from related parties, net of allowance
   for doubtful accounts of $500,000 at December 31, 1997        18,097,985     22,862,335
  Inventories, net                                               34,895,196     35,595,323
  Prepaid expenses and other current assets                       8,947,855      8,266,126
                                                              -------------   ------------
    TOTAL CURRENT ASSETS                                         75,399,411     81,205,111
Equipment and leasehold improvements, net                         2,452,382      3,253,800
Trademarks, licenses and goodwill, net                           25,724,573     26,783,807
Other                                                               207,382        142,526
                                                              -------------   ------------
    TOTAL ASSETS                                               $103,783,748   $111,385,244
                                                              =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                   $17,990,754    $12,665,065
  Accounts payable                                                7,847,214     11,904,808
  Accrued expenses                                                  728,324      1,622,966
  Income taxes payable                                            1,265,367      5,692,000
                                                              -------------   ------------
    TOTAL CURRENT LIABILITIES                                    27,831,659     31,884,839
Borrowings, less current portion                                  4,306,513      4,949,230
Deferred tax liability                                              432,440        432,440
                                                              -------------   ------------
    TOTAL LIABILITIES                                            32,570,612     37,266,509
                                                              -------------   ------------
COMMITMENTS  AND CONTINGENCIES                                            -              -
                                                              -------------   ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding
  Common stock, $0.01 par value, 30,000,000
   shares authorized,  17,447,478 shares issued                     174,475        174,475
  Additional paid-in capital                                     66,753,596     66,753,596
  Retained earnings                                               9,252,238      9,176,872
  Cumulative translation adjustment                                (277,161)      (103,562)
                                                              -------------   ------------
                                                                 75,903,148     76,001,381
  Less - 1,808,698 and 420,055 shares of common stock
   in treasury, at cost, at December 31, 1997 and
   March 31, 1997, respectively                                  (4,690,012)    (1,882,646)
                                                              -------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                                   71,213,136     74,118,735
                                                              -------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $103,783,748   $111,385,244
                                                              =============   ============


                 See notes to consolidated financial statements.


                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                   Three months ended December 31,       Nine months ended December 31,
                                      1997            1996                 1997                1996
                                   -----------     ---------             --------            ---------
                                           (Unaudited)                             (Unaudited)
Net sales:
   Unrelated customers             $14,617,374   $18,173,040               $33,267,489    $48,471,824
   Related parties                   5,758,069     8,846,780                15,343,222     22,790,796
                                   -----------   -----------               -----------    -----------

                                    20,375,443    27,019,820                48,610,711     71,262,620

Cost of goods sold                   9,341,396    10,641,321                20,756,386     28,443,121
                                   -----------   -----------               -----------    -----------
Gross margin                        11,034,047    16,378,499                27,854,325     42,819,499
                                   -----------   -----------               -----------    -----------

Operating expenses:
  Advertising and promotional        5,177,263     8,958,317                12,259,418     19,679,049
  Selling and distribution           2,105,189     2,244,973                 5,748,041      5,843,892
  General and administrative         1,732,616     1,552,679                 4,638,643      3,859,898
  Depreciation and amortization        732,031       748,890                 2,204,414      1,998,463
  Royalties                            538,088       651,263                 1,162,767      1,668,539
                                   -----------   -----------               -----------    -----------
  Total operating expenses          10,285,187    14,156,122                26,013,283     33,049,841
                                   -----------   -----------               -----------    -----------

Operating income                       748,860     2,222,377                 1,841,042      9,769,658

Interest expense and bank charges      613,376       611,473                 1,719,689      1,677,538
Exchange losses (gains)                 66,936        49,225                      (203)       (54,360)
                                   -----------   -----------               -----------    -----------

Income before extraordinary item
 and income taxes                       68,548     1,561,679                   121,556      8,146,480

Income taxes                            25,639       572,326                    46,191      3,074,372
                                   -----------   -----------               -----------    -----------
Income before extraordinary item        42,909       989,353                    75,365      5,072,108

Extraordinary item - loss on
 conversion of debt                      -           901,648                     -            901,648
                                   -----------   -----------               -----------    -----------
Net income                             $42,909       $87,705                   $75,365     $4,170,460
                                   ===========   ===========               ===========    ===========


Earnings per common and common
  equivalent share:
   Income before extraordinary item      $0.00         $0.06                     $0.00         $0.30
   Extraordinary item - loss on
    conversion of debt                   -            ($0.05)                    -            ($0.05)
                                   -----------   -----------               -----------    -----------
   Net income                            $0.00         $0.01                     $0.00         $0.25
                                   ===========   ===========               ===========    ===========






                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                COMMON STOCK
                                                        ------------------------     ADDITIONAL
                                                           NUMBER           PAR        PAID-IN      RETAINED
                                                           ISSUED          VALUE       CAPITAL      EARNINGS
                                                        ----------      --------   -------------  -----------
BALANCE at April 1, 1995                                  3,490,214       $34,902    $11,563,537   $1,271,947

  Net income                                                   -             -             -        7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                    11,175           112        33,910        -
   Warrants                                               1,056,916        10,569     3,006,022        -
  Sale of stock in private placements                     1,001,514        10,015     7,605,570        -
  Stock issued in connection with the acquisition of
   assets                                                   424,000         4,240     3,739,760        -
  Conversion of debentures, net of unamortized debt
   issuance costs                                         1,073,688        10,737     6,932,408
  Adjustment for stock split                              4,398,919        43,989          -          (43,989)
  Foreign currency translation adjustment                     -             -              -           -
                                                        -----------   -----------   -----------    ----------
BALANCE at March 31, 1996                                11,456,426       114,564    32,881,207     9,000,649

  Net income                                                  -             -              -          176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                    14,500           145        18,448        -
   Options                                                  176,000         1,760     1,406,240        -
   Warrants                                                  60,000           600       415,650        -
  Stock issued in connection with the acquisition of
   assets                                                   370,000         3,700     3,002,550        -
  Conversion of debentures, net of unamortized debt
   issuance costs                                         5,370,552        53,706    29,029,501        -
  Foreign currency translation adjustment                     -             -              -           -
  Purchase of 381,055 shares of treasury stock, at
   cost                                                       -             -              -           -
                                                        -----------   -----------   -----------    ----------
BALANCE at March 31, 1997                                17,447,478       174,475    66,753,596     9,176,872

  Net income                                                  -             -              -           75,366
  Foreign currency translation adjustment
  Purchase of 1,388,643 shares of treasury stock,
   at cost
                                                        -----------   -----------   -----------    ----------
Balance at December 31, 1997 (Unaudited)                 17,447,478      $174,475   $66,753,596    $9,252,238
                                                        ===========   ===========   ===========    ==========

(TABLE CONTINUED)



                                                         CUMULATIVE
                                                         TRANSLATION    TREASURY
                                                         ADJUSTMENT      STOCK        TOTAL
                                                        ------------   ---------    ----------
BALANCE at April 1, 1995                                    $345,753    ($133,472)  $13,082,667

  Net income                                                  -             -         7,772,691
  Issuance of common stock upon exercise of:
   Employee stock options                                     -             -            34,022
   Warrants                                                   -             -         3,016,591
  Sale of stock in private placements                         -             -         7,615,585
  Stock issued in connection with the acquisition of
   assets                                                     -             -         3,744,000
  Conversion of debentures, net of unamortized debt           -             -
   issuance costs                                                                     6,943,145
  Adjustment for stock split                                  -             -            -
  Foreign currency translation adjustment                   (163,506)       -          (163,506)
                                                         -----------    ---------   -----------
BALANCE at March 31, 1996                                    182,247     (133,472)   42,045,195

  Net income                                                  -             -           176,223
  Issuance of common stock upon exercise of:
   Employee stock options                                     -             -            18,593
   Options                                                    -             -         1,408,000
   Warrants                                                   -             -           416,250
  Stock issued in connection with the acquisition of
   assets                                                     -             -         3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                             -             -        29,083,207
  Foreign currency translation adjustment                   (285,809)       -          (285,809)
  Purchase of 381,055 shares of treasury stock, at
   cost                                                       -        (1,749,174)   (1,749,174)
                                                         -----------    ---------   -----------
BALANCE at March 31, 1997                                   (103,562)  (1,882,646)   74,118,735

  Net income                                                  -             -            75,366
  Foreign currency translation adjustment                   (173,599)                  (173,599)
  Purchase of 1,388,643 shares of treasury stock,
   at cost                                                             (2,807,366)   (2,807,366)
                                                         -----------    ---------   -----------
Balance at December 31, 1997 (Unaudited)                   ($277,161) ($4,690,012)  $71,213,136
                                                         ===========    =========   ===========

            See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine months ended December 31,
                                                                        -----------------------------
                                                                                 (Unaudited)
                                                                            1997             1996
                                                                        ------------   -------------
Cash flows from operating activities:
Net income                                                                   $75,366     $4,170,460
                                                                        ------------   ------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                                              2,204,414      1,998,463
Changes in assets and liabilities net of effect of acquisitions:
   Decrease (increase) in trade receivables - customers                    1,293,835     (4,031,515)
   Decrease (Increase) in trade receivables - related parties              4,764,350     (9,882,635)
   Decrease (Increase) in inventories                                         94,446     (3,527,479)
   Increase in prepaid expenses and other current assets                    (699,363)    (1,225,236)
   (Increase) decrease in other non-current assets                           (64,856)       287,474
   Decrease in accounts payable                                           (4,057,594)    (4,070,883)
   Decrease in accrued expenses                                             (894,642)      (301,786)
   (Decrease) increase in income taxes payable                            (4,426,633)     2,968,472
                                                                        ------------   ------------
            Total adjustments                                             (1,786,043)   (17,785,125)
                                                                        ------------   ------------

            Net cash used by operating activities                         (1,710,677)   (13,614,665)
                                                                        ------------   ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                           (308,523)    (1,247,655)
Purchase of trademarks                                                       (55,225)       (49,060)
Cash received from sale of Vicky Tiel brand                                  680,553
Cash payments for acquisition of Richard Barrie Fragrances, Inc.              -            (694,707)
                                                                        ------------   ------------
            Net cash provided (used) by investing activities                 316,805     (1,991,422)
                                                                        ------------   ------------

Cash flows from financing activities:
(Payments) proceeds - receivable financing and overdraft facilities       (2,362,201)       250,451
Payments - note payable                                                      (63,785)       (13,483)
(Payments) proceeds - note payable to Finova Capital Corp.                (7,878,091)     1,617,686
Proceeds - note payable to GE Capital Corp.                               15,663,595        -
Proceeds - note payable Eagle Bank                                            -              17,608
(Payments) proceeds - note payable to Lyon Credit Corp.                     (295,194)     1,443,035
Proceeds - note payable to Popular Bank                                      203,400        -
Payments - note payable to Fred Hayman Beverly Hills                        (382,645)      (355,502)
Payments - note payable to International Finance Bank                       (202,107)       -
Payments - note payable to Parfums Jean Desprez                               -          (2,535,135)
Payments - note payable to Distr. de Perfumes Senderos                        -            (674,722)
Payments - note payable to stockholder                                        -            (148,545)
Payments - note payable to related parties                                    -             (50,000)
Proceeds - 5% convertible debentures, net                                     -          16,451,774
Purchases of treasury stock                                               (2,807,366)    (1,494,764)
Proceeds from issuance of common stock                                        -           1,489,520
                                                                        ------------   ------------
            Net cash  provided by financing activities                     1,875,606     15,997,923
                                                                        ------------   ------------


Effect of exchange rate changes on cash                                     (210,851)      (220,138)
                                                                        ------------   ------------
Net increase in cash and cash equivalents                                    270,883        171,698
Cash and cash equivalents, beginning of period                               191,486        339,423
                                                                        ------------   ------------
Cash and cash equivalents, end of period                                    $462,369       $511,121
                                                                        ============   ============

                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The Consolidated Balance Sheet as of December 31, 1997, the Consolidated Statements of Income for the three-month and nine-month periods ended December 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1997 and 1996, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the three-month and nine-month periods ended December 31, 1997 and 1996.

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

Certain reclassifications were made to the December 31, 1996 financial statements to conform with the presentation of the December 31, 1997 financial statements.

B.       Inventories

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                         December  31, 1997      March 31, 1997
                                         ------------------      --------------

Finished products                          $15,724,398           $16,075,376
Components and packaging material           14,660,966            14,944,196
Raw material                                 4,509,832             4,575,751
                                          ------------          ------------
                                           $34,895,196           $35,595,323
                                          ============          ============

The above amounts are net of reserves for potential inventory obsolescence of approximately $650,000 and $2,833,000 at December 31, 1997 and March 31, 1997, respectively.

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

The estimated fair value of the net assets acquired is summarized as follows:

                   Molds and other fixed assets                 $   893,856
                   Inventories, net                               1,784,474
                   Other assets                                     141,518
                   Goodwill and licenses                          2,417,957
                   Accounts payable and other liabilities        (1,481,555)
                                                                 ----------
                   Fair value of net assets acquired             $3,756,250
                                                                 ==========

D.       Borrowings - Banks and Others

The composition of debt is as follows:

                                                                                 December 31, 1997    March 31, 1997
                                                                                 -----------------    --------------
Revolving credit facility payable to General
Electric Capital Corporation, interest at LIBOR plus 2.50%
or prime (8.50% at December 31, 1997) plus
 .75%, at the Company's option, net of restricted
cash of $3,653,363                                                                 $15,663,595       $          -

Note payable to FHBH, secured by the acquired
licensed trademarks, interest at 7.25%, payable in
equal monthly installments of $69,863, including
interest, through June 2004                                                          4,312,054          4,694,699

Revolving credit facility payable to Finova Capital Corporation, interest at Citibank N.A. prime (8.25% at March 31, 1997) plus
1 3/4 %, repaid in May 1997, net of restricted cash of $884,464                              -          7,878,090

Note payable to Lyon Credit Corporation, secured by
certain equipment, interest at 11%, payable in equal
monthly installments of $19,142, including interest,
through September 2001                                                                 689,664            984,858

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the bank's
prime rate plus 2%, due in January 1998                                                551,018            753,125

Letter of credit refinancing facility of $500,000
payable to Popular Bank of Florida, interest at the
bank's prime rate plus 2%, due April 1998                                              203,400                  -

Receivable financing and overdraft facilities,
interest at 8.75% to 10.75%, payable on demand (1)                                     748,565          3,110,766




Other notes payable                                                                    128,971             92,757
                                                                                   -----------        -----------
                                                                                    22,297,267         17,614,295
Less: long-term borrowings                                                          (4,306,513)        (4,949,230)
                                                                                   -----------        -----------

Short-term borrowings                                                              $17,990,754        $12,665,065
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

The Company has overdraft and trade financing facilities aggregating 16,300,000 French francs (approximately $2,749,000 as of December 31, 1997). These credit facilities are reviewed annually.

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

F.       Transactions With Related Parties

The Company had net sales of $15,343,222 and $22,790,796 during the nine-month periods ended December 31, 1997 and December 31, 1996, respectively, to Perfumania, Inc. (Perfumania), and no sales during the same periods to L.Luria & Son, Inc. (Luria), companies affiliated with the Company's Chairman and Chief Executive Officer. Net amounts due from Perfumania totaled $17,907,099 and $22,136,106 at December 31, 1997 and March 31, 1997, respectively. Amounts due from Luria totaled $690,886 and $726,229 at December 31, 1997 and March 31, 1997, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

On August 13, 1997, Luria filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Luria owed the Company $690,886. The Company has filed its claim, but it is too early to determine the ultimate outcome. As of December 31, 1997, a reserve for uncollectible accounts totaling $500,000 has been allocated against this receivable.

G.       Earnings Per Common and Common Equivalent Share

Earnings per common and common equivalent share and the weighted average number of shares of common stock outstanding used in the computations, are summarized as follows:

                                                          Three-Months Ended December 31,
                                                          ------------------------------
                                                         1997                          1996
                                                         ----                          ----
                                                Primary       Fully Diluted        Primary        Fully Diluted
                                                -------       -------------        -------        -------------

Net income                                      $ 42,909         (1)               $87,705             (1)

Add-reduction of interest expense                      -                            10,853 (2)
                                              ----------                        ----------
Adjusted for per share computation              $ 42,909                           $98,558
                                              ==========                        ==========
Number of shares:
Weighted average shares outstanding           16,353,295                        16,830,667
Add-net additional shares issuable (3)            39,775                         1,206,359
                                              ----------                        ----------
Weighted average shares used in the per
share computation                             16,393,070                        18,037,026
                                              ==========                        ==========
Earnings per common and common
equivalent share                                   $0.00                             $0.01
                                                   =====                             =====


                                                           Nine-months Ended December 31,
                                                           -----------------------------
                                                           1997                     1996
                                                           ----                     ----
                                                Primary      Fully Diluted     Primary       Fully Diluted
                                                -------      -------------     -------       -------------

Net income                                   $      75,365        (1)        $4,170,460             (1)

Add-reduction of interest expense                        -                      199,491  (2)
                                               -----------                   ----------

Adjusted for per share computation           $      75,365                   $4,369,951
                                               ===========                   ==========
Number of shares:
Weighted average shares outstanding             16,655,497                   14,339,066
Add-net additional shares issuable (3)             199,948                    3,181,786
                                               -----------                   ----------
Weighted average shares used in the per
share computation                               16,855,445                   17,520,852
                                               ===========                   ==========

Earnings per common and common
equivalent share                                     $0.00                        $0.25
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

H.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:
                                             Nine-months ended December 31,
                                             -----------------------------
                                                1997                1996
                                                ----                ----
                   Cash paid for:
                       Interest              $1,697,691        $1,724,466
                       Income taxes          $4,472,253          $264,129

In addition to the RBF acquisition discussed in Note C, which was partially funded through the issuance of common stock and notes, the Company used barter credits totaling $286,000 in payment of advertising expenses during 1996.

Additionally, during 1996, notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

I.       Income Taxes

As of March 31, 1995, the Company had utilized its remaining U.S. net operating loss carryovers. The provision for income taxes for the period ended December 31, 1997 reflects an effective tax rate of approximately 38%, while the provision for 1996 reflects the non-deductible nature of the loss on the convertible debenture redemption.

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

BARYSHNIKOV: The Company assumed the BARYSHNIKOV license as part of the RBF acquisition, pursuant to which the Company has the exclusive right to manufacture and distribute fragrances and personal care products using the BARYSHNIKOV trademark. The Company is currently negotiating a new four-year agreement as the initial term of the license expired on December 31, 1997. The license would require the payment of royalties, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products.

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

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial period of three-years, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels. The initial three-year period expired March 31, 1997, and the Company has informed the Licensor that it would not renew the agreement. In accordance with the licensing agreement, the Company may produce and sell the TODD OLDHAM trademarked products until March 31, 1998, with no sales or advertising minimums. Sales of TODD OLDHAM products represented less than 1% and 2% of total Company net sales for the nine-month periods ended December 31, 1997 and 1996, respectively.

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

FRANCESCO SMALTO: In May 1995, the Company terminated its license agreement with FRANCESCO SMALTO INTERNATIONAL (SMALTO) for breach of contract. On October 5, 1995, the Company entered into a transition and termination agreement with SMALTO which provided for the continued use of the FRANCESCO SMALTO trademark through December 31, 1996. The agreement contained certain production restrictions and required a fixed amount of royalties during the period. Sales of FRANCESCO SMALTO products represented approximately 2% of total Company net sales for the nine-month period ended December 31, 1996.


                               * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli
-----------------------------------------
Frank A. Buttacavoli, Executive Vice President,
  Chief Financial Officer and Director



Date:  February 13, 1998