Form 10-K/A
period 1996-03-31
PARLUX FRAGRANCES INC
filed 1998-07-20
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   Form 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR FISCAL YEAR ENDED MARCH 31, 1996

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
-----------------------
(Exact name of registrant as specified in its charter)

Delaware                                    22-2562955
------------------------------              -------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30Th Avenue, Ft. Lauderdale, FL     33312
---------------------------------------     -----
(Address of principal executive offices)  (zip code)

(Registrant's telephone number, including area code)    (954) 316-9008
                                                        ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title Of Class                              Name of Exchange on which registered
--------------                              ------------------------------------

None                                        None

  Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.01 per share)
             -------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class                                       Outstanding at June 25, 1996

-----------------------------               ------------------------------------
Common Stock, $.01 par value                13,229,546

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

  RESTATEMENT OF NET INCOME AND NET INCOME PER SHARE TO REFLECT SEC ANNOUNCEMENT

         In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through March 1996 had a beneficial conversion feature of $4,303,320. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has agreed to comply with the S.E.C. announcement, restating its net income and per share information for the year ended March 31, 1996 ("fiscal 1996"), to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. The effect of the restatement was to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

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

          During the fiscal year ended March 31, 1996, the Company had no barter sales, utilized $684,000 of its deferred advertising credits and realized $355,000 of deferred income on the use of these credits. Since the inception of the Barter Agreement, $6,186,000 of JOAN COLLINS products were bartered and $5,697,000 of advertising credits have been used. In addition, in connection with the FHBH acquisition in 1994, the Company acquired approximately $471,000 of advertising credits. The balance of deferred advertising credits and unearned income at March 31, 1996 were $1,493,000 and $434,000, respectively ($1,094,000 and $434,000, respectively relate to the Barter Agreement).

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

         In December 1995, the Company issued 424,000 shares of common stock, and options to purchase an additional 176,000 shares of common stock to Revlon in connection with the AdM acquisition. In May 1996, Revlon exercised the 176,000 options. The combined effect increased stockholders' equity by $4,800,000 ($3,392,000 in the year ended March 31, 1996 and $1,408,000 in the ensuing fiscal year).

         During the period November 2, 1995 through March 31, 1996 the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures, (the "Debentures") pursuant to Regulation S. The Debentures were convertible into shares of the Company's common stock at 85% of the closing price of the stock as listed on NASDAQ over specific time frames. As of March 31, 1996, $7,000,000 of the Debentures, plus accrued interest of $48,416, had been converted into 1,073,688 shares of common stock. Subsequent to March 31, 1996, an additional $10,950,000 have been converted into 1,257,667 shares of common stock. During April and May 1996, the Company issued an additional $13,000,000 of 5% convertible debentures, $3,000,000 pursuant to Regulation S and $10,000,000 pursuant to Regulation D, of which $3,000,000 have been converted into 308,727 shares of common stock through June 25, 1996. See Note 7 to the consolidated financial statements.

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

FOR THE YEAR ENDED MARCH 31,           (in thousands of dollars, except per share data)
----------------------------

                                          1996            1995          1994           1993            1992
                                          ----            ----          ----           ----            ----
Net sales                              $67,727         $38,209       $25,366        $28,427         $28,120
Costs/operating exps.                   53,539          31,208        23,071         26,982          26,791
Operating income                        14,188           7,001         2,295          1,445           1,329
Net income (1)                           4,972           4,231         1,362            135             310
Income per share (1):
   Primary                               $0.48           $0.50         $0.22          $0.03           $0.07
   Fully diluted                         $0.47           $0.48         $0.22          $0.03           $0.06

AT MARCH 31,                              1996            1995          1994           1993            1992
------------                              ----            ----          ----           ----            ----

Current assets                         $67,666         $31,955       $18,514        $18,094         $20,215
Current liabilities                     36,866          27,113        14,679         12,575          13,320
Working capital                         30,800           4,842         3,835          5,519           6,895
Long-term debt                           4,694           5,281             0          3,021           5,093
Total assets                            95,239          45,477        20,746         20,184          22,420
Total liabilities (1)                   51,691          32,394        14,679         15,596          18,413
Stockholders' equity (1)                43,548          13,083         6,068          4,588           4,007

(1) As disclosed in Note 7 to the consolidated financial statements, the net income and net income per share for 1996 has been restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1996.

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

         Interest expense increased by 293% to $4,685,622 for fiscal 1996 compared to $1,189,658 for fiscal 1995 due to increased borrowing levels and a non-cash interest charge of $2,800,210 for a beneficial conversion feature of convertible debt (See Note 7 to the consolidated financial statements). Excluding the effect of the non-cash interest charge, interest remained relatively constant at 3% of net sales. Exchange gains were $234,074 for fiscal 1996 compared to exchange losses of $300,661 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

         As a result of the above, income before taxes increased to $9,736,295 in fiscal 1996 compared to $5,510,211 in fiscal 1995. Taxes increased to $4,763,814 in fiscal 1996 reflecting the non-deductible nature of the non-cash interest charge, compared to

$1,279,000 in fiscal 1995, as the Company utilized all tax loss carry forwards and reversed its valuation allowance on deferred tax assets in fiscal 1995. As a result, net income increased 18% to $4,972,481, or 7% of net sales in the fiscal year ended March 31, 1996, compared to $4,231,211, or 11% of net sales for the fiscal year ended March 31, 1995.

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

         As a result of the above, income before taxes increased to $5,510,211 in fiscal 1995 compared to $1,517,334 in fiscal 1994. Taxes increased to $1,279,000 in fiscal 1995 compared to $155,128 in fiscal 1994, and the Company utilized all tax loss carry forwards. As a result, net income increased 211% to $4,231,211, or 11% of net sales in the fiscal year ended March 31, 1995 compared to $1,362,206, or 5% of net sales for the fiscal year ended March 31, 1994.

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

         During the period November 2, 1995 through March 31, 1996, the Company issued $3,700,000 of 7% convertible debentures and $15,000,000 of 5% convertible debentures. Of these amounts, $7,000,000 of the Debentures, plus accrued interest of $48,416, were converted into 1,073,688 shares at an average price of $6.56 during the period ended March 31, 1996. See Note 7 to the consolidated financial statements.

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

  ITEM 8.FINANCIAL STATEMENTS

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

         3. Exhibit Index

          The following exhibits are attached:

4.16      5% Convertible Debenture dated March 1, 1996 between the Company and Karle Limited.
4.17      5% Convertible Debenture dated March 4, 1996 between the Company and Newsun Limited.
4.18      5% Convertible Debenture dated March 11, 1996 between the Company and Kempton Investments Ltd.
4.19      5% Convertible Debenture dated March 11, 1996 between the Company and Newsun Limited.
4.20      5% Convertible Debenture dated April 16, 1996 between the Company and Kempton Investments, Ltd.
4.21      5% Convertible Debenture dated April 16, 1996 between the Company and Newsun Limited.
4.22      5% Convertible Debenture dated May 8, 1996 between the Company and Newsun Limited.
4.23      5% Convertible Debenture dated May 17, 1996 between the Company and
          GFL Performance Fund, Ltd.
23        Consent of PricewaterhouseCoopers LLP
27        Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         In January 1996, the Company filed a Current Report on Form 8-K with respect to the license and asset acquisition of Alexandra de Markoff from Revlon Holdings, Inc.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

          Consolidated Statements of Income                            F-4

          Consolidated Statement of Changes in Stockholders' Equity    F-5

          Consolidated Statements of Cash Flows                        F-6

          Notes to Consolidated Financial Statements                   F-7

          FORM 10-K SCHEDULES:

          Schedule VIII - Valuation and Qualifying Accounts            F-26

          Schedule IX - Short-term Bank Borrowings                     F-27


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

As discussed in Note 7, the Company has restated its March 31, 1996 net income and net income per share calculation to comply with provisions of Emerging Issues Task Force Topic No. D-60 on accounting for convertible securities having beneficial conversion features.

PricewaterhouseCoopers LLP
Miami, Florida
June 28, 1996, except as to the last paragraph of Note 7, which is as of July 16, 1998

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,
                                                                ---------------------------------
ASSETS                                                         (As Restated, Note 7)
------------------------------------                                 1996               1995
                                                                --------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents                                      $    339,423       $    302,113
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,121,000 and $2,055,000
   in 1996 and 1995, respectively                                  10,892,347          4,888,250
  Trade receivables from affiliates                                13,482,423          4,893,710
  Inventories, net                                                 35,762,570         16,963,006
  Prepaid expenses and other current assets                         7,189,213          4,908,321
                                                                 ------------       ------------

    TOTAL CURRENT ASSETS                                           67,665,976         31,955,400
Equipment and leasehold improvements, net                           2,475,919          2,043,758
Trademarks, licenses and goodwill, net                             24,623,417         11,380,201
Other                                                                 473,611             97,107
                                                                 ------------       ------------

    TOTAL ASSETS                                                 $ 95,238,923       $ 45,476,466
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                    $ 11,564,917       $ 13,512,291
  Convertible debentures                                              250,000                 --
  Accounts payable                                                 18,739,117          7,337,910
  Accrued expenses                                                  1,543,591          2,425,850
  Income taxes payable                                              4,768,000          1,386,000
  Advances from customers                                                  --          2,451,059
                                                                 ------------       ------------

    TOTAL CURRENT LIABILITIES                                      36,865,625         27,113,110
Borrowings, less current portion                                    4,694,239          5,280,689
Convertible debentures, net of original issue discount              9,946,890                 --
Deferred tax liability                                                183,864                 --
                                                                 ------------       ------------

    TOTAL LIABILITIES                                              51,690,618         32,393,799
                                                                 ------------       ------------

COMMITMENTS                                                                --                 --
                                                                 ------------       ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                    --                 --
  Common stock, $0.01 par value, 15,000,000
   shares authorized, 11,456,426 and 6,980,428
   shares issued in 1996  and 1995, respectively                      114,564             34,902
  Additional paid-in capital                                       37,184,527         11,563,537
  Retained earnings                                                 6,200,439          1,271,947
  Cumulative translation adjustment                                   182,247            345,753
                                                                 ------------       ------------
                                                                   43,681,777         13,216,139

  Less - 39,000 shares of common stock in treasury, at cost          (133,472)          (133,472)
                                                                 ------------       ------------

    TOTAL STOCKHOLDERS' EQUITY                                     43,548,305         13,082,667
                                                                 ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 95,238,923       $ 45,476,466
                                                                 ============       ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year ended March 31,
                                                            -------------------------------------------------------------

                                                                  1996                   1995                 1994
                                                            ------------------     -----------------    -----------------
                                                            (As Restated, Note 7)
Net sales:
   Unaffiliated customers                                         $41,539,466           $22,978,956          $12,956,138
   Affiliates                                                      26,187,460            15,230,143           12,410,298
                                                            ------------------     -----------------    -----------------

                                                                   67,726,926            38,209,099           25,366,436

Cost of goods sold                                                 28,439,789            14,957,475           10,344,426
                                                            ------------------     -----------------    -----------------

Gross profit                                                       39,287,137            23,251,624           15,022,010
                                                            ------------------     -----------------    -----------------

Operating expenses:
  Advertising and promotional                                      12,942,647             7,248,839            4,790,189
  Selling and distribution                                          5,130,099             3,530,133            2,945,019
  General and administrative                                        5,524,416             4,648,899            4,527,445
  Royalties                                                         1,502,132               823,223              463,972
                                                            ------------------     -----------------    -----------------

  Total operating expenses                                         25,099,294            16,251,094           12,726,625
                                                            ------------------     -----------------    -----------------

Operating income                                                   14,187,843             7,000,530            2,295,385

Interest expense and bank charges                                   4,685,622             1,189,658              701,927

Exchange (gains) losses                                              (234,074)              300,661               76,124
                                                            ------------------     -----------------    -----------------

Income before income taxes                                          9,736,295             5,510,211            1,517,334

Income taxes                                                        4,763,814             1,279,000              155,128
                                                            ------------------     -----------------    -----------------

Net income                                                         $4,972,481            $4,231,211           $1,362,206
                                                            ==================     =================    =================


Earnings per common and common
 equivalent share:

     Primary                                                      $0.48                 $0.50                $0.22
                                                            ==================     =================    =================

     Fully diluted                                                $0.47                 $0.48                $0.22
                                                            ==================     =================    =================



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                          COMMON STOCK                       RETAINED
                                  --------------------------  ADDITIONAL     EARNINGS      CUMULATIVE
                                     NUMBER        PAR        PAID-IN      (ACCUMULATED   TRANSLATION   TREASURY
                                     ISSUED       VALUE       CAPITAL        DEFICIT)      ADJUSTMENT     STOCK           TOTAL
                                  ----------- ------------  ------------  -------------  ------------  ------------   ------------
BALANCE at April 1, 1993            2,812,642 $     28,127  $  8,712,669  $ (4,321,470)  $    169,243            --   $  4,588,569

  Net income                               --           --            --     1,362,206             --            --      1,362,206
  Issuance of common stock upon
   exercise of:
   Employee stock options              36,547          365       111,445            --             --            --        111,810
   Warrants                            12,000          120        44,880            --             --            --         45,000
  Foreign currency translation
    adjustment                             --           --            --            --        (39,985)           --        (39,985)
                                 ------------ ------------  ------------  ------------   ------------  ------------   ------------

BALANCE at March 31, 1994           2,861,189       28,612     8,868,994    (2,959,264)       129,258            --      6,067,600

  Net income                               --           --            --     4,231,211             --            --      4,231,211
  Issuance of common stock in
   connection with:
   Exercise of employee stock
    options                            19,025          190        61,020            --             --            --         61,210
   Sale of stock in private
    placement                         110,000        1,100       438,523            --             --            --        439,623
   Acquisition of assets              500,000        5,000     2,195,000            --             --            --      2,200,000
  Foreign currency translation
   adjustment                              --           --            --            --        216,495            --        216,495
  Purchase of 19,500 shares of
   treasury stock, at cost                 --           --            --            --             --  $   (133,472)      (133,472)
                                 ------------ ------------  ------------  ------------   ------------  ------------   ------------

BALANCE at March 31, 1995           3,490,214       34,902    11,563,537     1,271,947        345,753      (133,472)    13,082,667

  Net income                               --           --            --     4,972,481             --            --      4,972,481

  Issuance of common stock upon
    exercise of:
   Employee stock options              11,175          112        33,910            --             --            --         34,022
   Warrants                         1,056,916       10,569     3,006,022            --             --            --      3,016,591
  Sale of stock in private
   placements                       1,001,514       10,015     7,605,570            --             --            --      7,615,585
  Stock issued in connection
   with the acquisition of assets     424,000        4,240     3,739,760            --             --            --      3,744,000
  Conversion of debentures, net
    of unamortized debt
    issuance costs                  1,073,688       10,737     6,932,408            --             --            --      6,943,145
  Beneficial conversion feature
    of debentures                                              4,303,320                                                 4,303,320
  Adjustment for stock split        4,398,919       43,989            --       (43,989)            --            --             --
  Foreign currency translation
    adjustment                             --           --            --            --       (163,506)           --       (163,506)
                                 ------------ ------------  ------------  ------------   ------------  ------------   ------------

BALANCE at March 31, 1996
  (As Restated, Note 7)            11,456,426 $    114,564  $ 37,184,527  $  6,200,439   $    182,247  $   (133,472)  $ 43,548,305
                                 ============ ============  ============  ============   ============  ============   ============




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year ended March 31,
                                                                                 --------------------------------------------

                                                                                     1996             1995           1994
                                                                                 ------------    ------------    ------------
                                                                           (As Restated, Note 7)
Cash flows from operating activities:
Net income                                                                       $  4,972,481    $  4,231,211    $  1,362,206
                                                                                 ------------    ------------    ------------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                       1,563,673         807,491         546,882
Net deferred tax benefit                                                               (4,184)       (628,504)             --
Beneficial conversion feature of debentures                                         2,800,210              --              --
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in trade receivables - customers                            (7,900,097)      2,683,107       1,500,320
   Increase in trade receivables - affiliates                                      (8,588,713)     (1,788,026)     (1,093,192)
   (Increase) decrease in inventories                                             (15,371,203)      1,919,988        (722,476)
   (Increase) decrease in prepaid expenses and
     other current assets                                                          (1,032,135)        944,125        (478,996)
   (Increase) decrease in other non-current assets                                   (376,504)         (4,497)         58,126
   Increase (decrease) in accounts payable                                         11,401,204      (1,321,624)        238,251
   Increase in accrued expenses                                                     2,726,637       2,557,874         146,655
   (Decrease) increase in advances from customers                                  (2,451,059)      2,451,059              --
                                                                                 ------------    ------------    ------------

            Total adjustments                                                     (17,232,171)      7,620,993         195,570
                                                                                 ------------    ------------    ------------

              Net cash (used in) provided by operating activities                 (12,259,690)     11,852,204       1,557,776
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                  (1,168,386)       (336,046)       (709,823)
Purchases of trademarks                                                               (82,122)        (17,467)        (50,178)
Cash paid in acquisitions:
  Fred Hayman Beverly Hills                                                                --      (2,000,000)             --
  Perry Ellis                                                                              --      (7,500,000)             --
  Alexandra de Markoff                                                             (8,608,000)             --              --
  Bal a Versailles                                                                 (1,697,500)             --              --
Purchases of treasury stock                                                                --        (133,472)             --
                                                                                 ------------    ------------    ------------

              Net cash used in investing activities                               (11,556,008)     (9,986,985)       (760,001)
                                                                                 ------------    ------------    ------------

Cash flows from financing activities:
Proceeds (payments) - overdraft facilities                                            145,450        (481,929)        242,636
Proceeds (payments) - receivable financing facilities                                 579,731        (348,082)       (657,791)
Proceeds - notes payable Distr. de Perfumes Senderos                                  674,722              --              --
Proceeds - notes payable related parties                                              300,000              --              --
(Payments) proceeds - notes payable to Finova Capital Corp.                          (127,352)      4,015,729              --
Payments to National Bank of Kuwait                                                  (560,000)     (2,040,000)       (150,000)
Proceeds from Eagle Bank                                                              401,378          81,014              --
Payments to Sanofi Beaute, Inc.                                                    (5,501,535)       (947,335)             --
Payments to Fred Hayman Beverly Hills                                                (202,480)     (2,770,027)             --
Payments - other notes payable                                                             --         (29,969)       (195,999)
Proceeds - 7% debentures, net                                                       3,666,000              --              --
Proceeds - 5% debentures, net                                                      14,614,500              --              --
Proceeds from issuance of common stock, net                                         9,771,094         500,833          80,610
                                                                                 ------------    ------------    ------------

              Net cash provided by (used in) financing activities                  23,761,508      (2,019,766)       (680,544)
                                                                                 ------------    ------------    ------------


Effect of exchange rate changes on cash                                                91,500         417,968        (147,893)
                                                                                 ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                   37,310         263,421         (30,662)
Cash and cash equivalents, beginning of year                                          302,113          38,692          69,354
                                                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year                                           $    339,423    $    302,113    $     38,692
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

         Fully dilutive earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 10,529,276, 9,014,808 and 6,697,790 for the years ended March 31, 1996, 1995 and
         1994, respectively. The modified treasury stock method was used during 1994 and 1995 to determine the dilutive effect of the options, warrants, and convertible debentures since the number of shares of common stock issuable upon their exercise exceeds 20% of the outstanding common shares.

         Assuming the convertible debentures issued by the Company during fiscal 1996, and converted into common stock through June 24, 1996, had been converted into common stock upon issuance, the Company would have had primary earnings per common and common equivalent share during fiscal 1996 of $0.46. Such supplemental primary earnings per common and common equivalent share is based on the number of common and common equivalent shares used in the calculation of primary earnings per common and common equivalent share (10,287,074) plus the number of weighted average shares into which the convertible debentures were converted (434,129).

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

O.       CASH FLOW INFORMATION

         The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash flow information follow:

                                      1996             1995            1994
                                      ----             ----            ----
         Cash paid for:

         Interest                  $1,940,179        $990,859        $610,924
                                   ==========        ========        ========
         Income taxes              $1,390,076        $162,372        $106,037
                                   ==========        ========        ========

         In addition to the barter transactions discussed in Note 8(D), the following non-cash transactions were entered into:

     Year ended March 31, 1996:

     * Acquisition of the Alexandra de Markoff cosmetic line and the Bal a' Versailles fragrance lines were partially funded through the issuance of common stock and notes payable, respectively, as discussed in Note 5.

     * Notes payable and accrued interest in the amount of $792,603 and $178,750, respectively, were repaid through the issuance of common stock in connection with the exercise of certain warrants and options.

     Year ended March 31, 1995:

     * Acquisitions of the Fred Hayman and Perry Ellis fragrance lines which were partially financed through the issuance of common stock and notes payable as discussed in Note 5.

     Year ended March 31, 1994:

     * Repayment of accounts payable and accrued expenses totaling $76,200 in connection with the exercise of outstanding options and warrants for 44,000 shares of common stock.

P.   RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 1996 presentation.

2. INVENTORIES

     The components of inventories are as follows:

                                                         March 31,
                                               -----------------------------
                                                  1996               1995
                                               -----------       -----------

      Finished products                        $13,477,055        $6,582,102
      Components and packaging material         17,306,010         9,412,855
      Raw material                               4,979,505           968,049
                                               -----------       -----------
                                               $35,762,570       $16,963,006
                                               ===========       ===========

     The above amounts are net of reserves for potential inventory obsolescence of $1,200,000 and $686,000 at March 31, 1996 and 1995, respectively.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets are as follows:

                                                          March 31,
                                                ----------------------------
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
                                                ==========        ==========

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are comprised of the following:

                                                                                        Estimated
                                                             March 31,                 useful lives
                                                      1996              1995            (in years)
                                                   ----------       -----------        ------------
     Molds and equipment                           $4,593,621        $3,492,875            3-7
     Furniture and fixtures                           840,908           639,206             5
     Leasehold improvements                           126,756           155,694            5-7
     Vehicles                                           6,260             6,575             3
                                                   ----------       -----------
                                                    5,567,545         4,294,350
     Less: accumulated depreciation and
        amortization                               (3,091,626)       (2,250,592)
                                                   ----------       -----------
                                                   $2,475,919       $ 2,043,758
                                                   ==========       ===========




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

     The estimated fair value of the assets acquired is summarized as follows:

        Goodwill, license and trademarks                     $  7,500,000
        Inventories                                             4,528,925
        Promotional supplies                                    1,073,135
        Molds and other fixed assets                              933,600
                                                             ------------
                 Fair value of assets acquired               $ 14,035,660
                                                             ============

     In June 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH) pursuant to which the Company purchased substantially all of the assets and liabilities of the FHBH fragrance division, including inventory, accounts receivable, molds and other assets. In addition, FHBH granted Parlux an exclusive 55-year, royalty free license to use FHBH's United States Class 3 trademarks for Fred Hayman(R), 273(R), Touch(R), With Love(R), and Fred Hayman Personal Selections(R) and the corresponding international registrations.

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

6. BORROWINGS

     The composition of debt is as follows:

                                                             March 31, 1996         March 31, 1995
                                                             --------------         --------------
     Note payable to FHBH, secured by the
     acquired licensed trademarks, interest at
     7.25%, payable in equal monthly
     installments of $69,863 including
     interest,through June 2004                                $5,173,209             $5,725,689

     Revolving credit facility payable to
     Finova Capital Corporation, interest at
     Citibank N.A. prime rate (8.25% at March
     31, 1996) plus 2%, payable on December
     27, 1997, net of restricted cash of
     $884,464 and $273,587 at March 31, 1996
     and 1995, respectively                                     3,888,378              4,015,729

     Notes payable to Parfums Jean Desprez,
     non-interest bearing, payable in
     installments through August 1996                           2,553,360                     --

     Note payable to Distribuidora de Perfumes
     Senderos, Ltda., unsecured, interest at
     12%, $500,000 repaid in May 1996, balance
     due September 30, 1996                                       674,722                     --

     Unsecured $500,000 line of credit payable
     to Eagle National Bank, interest at the
     bank's prime rate plus 2%, due August 1,
     1996                                                         482,392                 81,014


     Unsecured notes payable to related
     parties, interest payable monthly at 11%,
     due September 30, 1996                                       700,000                400,000

     Note payable to Sanofi Beaute, Inc.,
     secured by the acquired inventory and
     license agreement with Perry Ellis
     International, Inc., interest at 7%,
     payable in equal monthly installments of
     $565,509, including interest, through
     December 31, 1995                                                 --              5,588,325

     Loan payable to NBK, interest at the
     bank's prime rate plus 1.5%, secured by
     shareholders' deposits, paid in varying
     installments through February 1996                                --                560,000

     Overdraft facilities, interest from
     10.25% to 10.75%, payable on demand (1)                      646,368                500,918

     Receivable financing facilities, interest
     at 9.25% to 10.25%, payable on demand (1)                  1,921,876              1,342,145

     Note payable to stockholder, interest at
     10%, repaid in May 1996 (1)                                  148,544                560,291

     Other notes payable                                           70,307                 18,869
                                                              -----------           ------------

                                                               16,259,156             18,792,980

     Less: long-term borrowings                                (4,694,239)            (5,280,689)
                                                              -----------           ------------

     Short-term borrowings                                    $11,564,917           $ 13,512,291
                                                              ===========           ============

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

     In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through March 1996 had a beneficial conversion feature of $4,303,320. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has agreed to comply with the S.E.C. announcement, restating its net income and per share information for the year ended March 31, 1996 ("fiscal 1996"), to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. The effect of the restatement was to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

8. COMMITMENTS

A.   LEASES:

     The Company leases its office space and certain equipment in both the U.S. and France under operating leases expiring on various dates through the year ending October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1996, 1995 and 1994 was approximately $916,000, $568,000 and $422,000, respectively.

     At March 31, 1996, the minimum annual rental commitments are as follows (in 000's):

                              For the year ending March 31,
                              -----------------------------
                              1997            $   1,052
                              1998                1,055
                              1999                1,048
                              2000                1,033
                              2001                  705
                              Thereafter          2,580
                                              ---------
                              Total           $   7,473
                                              =========

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

                      Fiscal year ending March 31,             1997        1998
                      ----------------------------             ----        ----

                      Advertising                            $6,781      $5,936
                      Royalties                                $828        $440

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

     The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                   1996         1995         1994
                                                   ----         ----         ----
Prepaid advertising at March 31, net
of deferred income of $287, $643 and $1,509
in 1996, 1995 and 1994, respectively             $   660      $    989      $1,714
                                                 =======      ========      ======

Barter sales for the year ended March 31         $    --      $     --      $1,285
                                                 =======      ========      ======

     Advertising credits used for the
     year ended March 31                     $   684      $  1,592      $1,154
                                             =======      ========      ======

     Deferred income recognized for
     the year ended March 31                 $   355      $    866      $  619
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

9. FOREIGN SUBSIDIARY

     The following amounts relate to the Company's wholly-owned subsidiary, Parlux S.A.:

                                                        As of and for the year ended March 31,
                                         --------------------------------------------------------------
                                             1996                       1995                    1994
                                         -------------              -------------           -----------
Total assets                                $9,458,774                $10,607,585           $11,248,450
Working capital                              2,115,755                  1,112,504               447,107
Equity                                       2,229,714                  1,506,057               970,028

Net Sales:
     Trade                                   9,101,611                  7,219,601             8,225,259
     Affiliates                              2,742,211                    336,195               191,425
     Intercompany                            4,258,054                  4,845,524             5,296,957
                                         -------------              -------------           -----------
Total                                      $16,101,876                $12,401,320           $13,713,641
                                         =============              =============           ===========

Net income                               $     887,163              $     319,535           $   122,025
                                         =============              =============           ===========

     Prior to 1996, foreign sales were principally made by Parlux S.A. During the year ended March 31, 1996, sales to foreign customers from the Company's domestic subsidiary amounted to approximately $19,000,000. At March 31, 1996, trade receivables from foreign customers amounted to approximately $5,753,000.

10. INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) in the first quarter of the fiscal year ended March 31, 1995. The Company provided a valuation allowance for the full amount of the deferred tax asset at April 1994 and, therefore, adoption of this statement did not materially impact the financial statements.

     Income tax expense is as follows:

                                                                     Years ended March 31,
                                                     ------------------------------------------------------
                                                         1996                 1995                   1994
                                                      ----------            ----------             --------
Current taxes:
     U.S. Federal                                     $3,764,477            $1,570,504              $30,000
     U.S. state and local                                472,360               175,000               63,008
     Foreign income taxes                                531,161               162,000               62,120
                                                      ----------            ----------             --------
                                                       4,767,998             1,907,504              155,128
U.S. Federal deferred tax benefit                         (4,184)             (628,504)                  --
                                                      ----------            ----------             --------
Income tax expense                                    $4,763,814            $1,279,000             $155,128
                                                      ==========            ==========             ========

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                                 1996               1995              1994
                                                 ----               ----              ----
                                         (As Restated, Note 7)
Tax at statutory rate                            35.0%             35.0 %            34.0 %
Utilization of net operating loss carry
forward                                            --              (4.3)%           (34.7)%
Valuation allowance recognition                    --             (11.0)%              --
Beneficial conversion feature of
debentures                                       10.9%               --                --
Non-deductible items                               .3%               .8 %             3.9 %
Incremental foreign taxes                          .3%              (.1)%             4.1 %
State and local taxes                             2.4%              2.0 %             2.9 %
                                               ------              ------           ------
                                                 48.9%             22.4 %            10.2 %
                                               ======              ======           ======

     Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:


                                                            March 31,
                                                        -------------------
                                                         1996        1995
                                                         ----        ----

     Allowance for doubtful accounts, sales
       returns and allowances                           $653,000   $420,000
     Reserve for inventory obsolescence                  188,000    145,000
     Other, net                                          (24,448)    63,504
                                                        --------   --------
            Total deferred tax assets                   $816,552   $628,504
                                                        ========   ========

     Deferred tax liabilities related to
       depreciation and amortization                    $183,864  $      --
                                                        ========  =========

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

11. COMMON STOCK

     At various dates since April 1989, the Company has issued, in addition to the warrants described in Note 8(E), a total of 738,000 warrants to key employees and/or consultants to purchase the Company's common stock at an exercise price of $1.87 per share. In March 1993, Mr. Gerard Semhon, in exchange for an amount due him of $180,000, exercised warrants to acquire 96,000 registered shares and Mr. Fred Purches exercised warrants for the acquisition of 28,000 unregistered shares in exchange for cash and amounts due him of $47,000. In September 1993, Mr. Semhon exercised his remaining warrants to acquire 24,000 registered shares in exchange for amounts due him of $45,000. Accordingly, as of March 31, 1995, 540,000 of these warrants remained outstanding. The underlying shares related to the unexercised warrants had not been registered.

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

     The following table summarizes the activity for the warrants outstanding under the commitments disclosed in Note 8(E) and the warrants described above after the retroactive effect of the stock split:

                                                         Amount             Exercise Price
                                                         ------             --------------
 Balance at March 31, 1993                              1,614,000            $1.87 - $2.00
 Issued                                                   452,916            $1.50 - $1.87
 Exercised                                                (24,000)                   $1.87
                                                       ----------
 Balance at March 31, 1994                              2,042,916            $1.50 - $2.00

 Issued                                                 1,530,000            $1.75 - $3.12
 Exercised                                                     --                       --
                                                       ----------
 Balance at March 31, 1995                              3,572,916            $1.50 - $3.12
 Issued                                                   307,978            $3.75 - $4.06
 Exercised                                             (1,830,916)           $1.62 - $2.06
                                                       ----------
 Balance at March 31, 1996                              2,049,978            $1.50 - $8.11
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

     The following table summarizes the activity for options covered by the Plan after the retroactive effect of the stock split:


                                               Amount         Exercise Price
                                               ------         --------------

     Balance at March 31, 1994                  118,674       $1.06 - $ 2.32
     Issued                                      10,000       $2.19
     Exercised                                  (38,050)      $1.06 - $ 1.87
     Canceled                                    (6,274)      $1.06 - $ 1.44
                                              ---------
     Balance at March 31, 1995                   84,350       $1.06 - $ 2.19
     Issued                                      24,500       $5.75
     Exercised                                  (22,350)      $1.06 - $ 2.19
     Canceled                                    (5,500)      $1.44 - $ 5.75
                                              ---------
     Balance at March 31, 1996                   81,000       $1.06 - $ 5.75
                                              =========

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

     Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

                     PRIMARY                                          1996                             1995
                     -------                                          ----                             ----
                                                               (As Restated, Note 7)
Net income                                                          $4,972,481                      $4,231,211
Add - reduction of interest expense                                         --   (1)                   237,585  (3)
                                                                    ----------                      ----------
Adjusted for per share computation                                  $4,972,481                      $4,468,796
                                                                    ==========                      ==========
Number of shares:
Weighted average shares outstanding                                  8,791,749                       6,696,890
Add - net additional shares issuable                                 1,495,325   (2)                 2,317,918  (4)
                                                                    ----------                      ----------

Weighted average shares used in the per share
computation                                                         10,287,074                       9,014,808
                                                                    ==========                       =========
Earnings per common and common
equivalent share                                                         $0.48                           $0.50
                                                                         =====                           =====



                  FULLY DILUTED                                        1996                            1995
                  -------------                                        ----                            ----
                                                              (As Restated, Note 7)
Net income                                                          $4,972,481                      $4,231,211
Add - reduction of interest expense                                         --   (1)                    77,317   (3)
                                                                    ----------                      ----------
Adjusted for per share computation                                  $4,972,481                      $4,308,528
                                                                    ==========                      ==========
Number of shares:
Weighted average shares outstanding                                  8,791,749                       6,696,890
Add - net additional shares issuable                                 1,737,527   (2)                 2,317,918   (4)
                                                                    ----------                      ----------
Weighted average shares used in the per share
computation                                                         10,529,276                       9,014,808
                                                                    ==========                      ==========
Earnings per common and common
equivalent share                                                         $0.47                           $0.48
                                                                         =====                           =====

(1) Reduction of interest expense would assume that the Debentures were converted into shares of common stock on the date of their issuance. However, conversion of the Debentures was not assumed since it would be antidilutive. Accordingly, no interest expense or charge for the beneficial conversion feature on the Debentures has been added back.

(2) Assumes exercise or conversion of outstanding common stock equivalents (options and warrants) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock from exercise proceeds. The assumed repurchase of common stock is based on the average price of the Company's common stock during the period for primary and the end of period price for fully diluted. Conversion of convertible debentures was not assumed since it would be antidilutive.

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

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 1996 and 1995 (in thousands, except per share amounts). Certain of the quarterly information has been restated to comply with the provisions of Emerging Issues Task Force Topic No. D-60 as described below.

                                                                         Quarter Ended
                                                  --------------------------------------------------------------------
                                                    June 30,         September 30,        December 31,       March 31,
                                                     1995                1995               1995 (1)         1996 (1)
                                                  -----------        -------------        ------------      ----------
Net sales                                           $10,209             $13,925             $23,834          $19,759
Gross margin                                          7,076               8,495              13,687           10,029
Net income (loss)                                     1,142               1,508               2,468            (145)
Earnings (loss) per common and
 common equivalent share:
      Primary                                         $0.13               $0.15               $0.23           $(0.01)
      Fully diluted                                   $0.13               $0.15               $0.23           $(0.01)
Net income (loss) as previously reported             $1,142              $1,508              $2,991           $2,132
Beneficial conversion feature of
debentures                                                -                   -                (523)          (2,277)
                                                     ------              ------              ------          -------
Net income (loss) as adjusted                        $1,142              $1,508              $2,468          ($  145)
                                                     ======              ======              ======          =======


Per share amounts:
   Primary:
   Net income (loss) as previously
   reported                                           $0.13               $0.15               $0.29            $0.17
   Beneficial conversion feature
   of debentures                                         --                  --               (0.06)           (0.18)
                                                      -----               -----               -----           ------
   Net income (loss) as adjusted                      $0.13               $0.15               $0.23           $(0.01)
                                                      =====               =====               =====           ======
Fully diluted:
   Net income (loss) as previously
   reported                                           $0.13               $0.15               $0.29            $0.15
   Beneficial conversion feature
   of debentures                                         --                  --               (0.06)           (0.16)
                                                      -----               -----               -----           ------
   Net income (loss) as adjusted                      $0.13               $0.15               $0.23           $(0.01)
                                                      =====               =====               =====           ======



                                                                         Quarter Ended
                                           --------------------------------------------------------------------------
                                                    June 30,          September 30,       December 31,      March 31,
                                                      1994               1994                1994             1995
                                           ----------------------    --------------     ----------------   ----------
Net sales                                            $6,492              $7,609             $12,356          $11,752
Gross margin                                          3,992               4,437               6,635            8,188
Net income                                              623                 740               1,228            1,640
Earnings per common and
   common equivalent share:
      Primary                                         $0.09               $0.09               $0.14            $0.18
      Fully diluted                                   $0.09               $0.09               $0.14            $0.16

NOTE: Earnings per common and common equivalent shares have been retroactively adjusted for the effect of the November 1995 two-for-one stock split.

(1) As disclosed in Note 7 to the consolidated financial statements, the net income and net income per share for 1996 has been restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1996.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                             Balance at        charged to
                             beginning of      costs and                              Balance at
Description                  period            expenses              Deductions       end of period
-----------------------------------------------------------------------------------------------------
Year ended
March 31, 1996
--------------

Reserve for
doubtful accounts
and sales returns &
allowances                  $2,055,413        $6,548,444           $6,482,612  (1)      $2,121,245

Reserve for
inventory shrinkage
and obsolescence              $685,629          $688,626   (3)       $174,255           $1,200,000

Year ended
March 31, 1995
--------------

Reserve for
doubtful accounts
and sales returns &
allowances                    $741,951        $2,001,601             $688,139  (2)      $2,055,413

Reserve for
inventory shrinkage
and obsolescence              $200,000          $485,629   (4)                            $685,629

Year ended
March 31, 1994
--------------

Reserve for
doubtful accounts
and sales returns &
allowances                    $772,857        $1,288,688           $1,319,594             $741,951

(1) Net of reserves of $1,500,000 recorded in connection with the AdM acquisition.

(2) Net of reserves of $1,556,275 recorded in connection with the FHBH acquisition.

(3) Includes $600,000 recorded in connection with the AdM acquisition.

(4) Includes $303,665 recorded in connection with the FHBH and Perry Ellis acquisitions.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS

Col. A                      Col. B.           Col.C           Col.D              Col.E              Col.F

Category of                 Balance at end    Weighted        Maximum amount     Average amount     Weighted
aggregate                   of period         average         outstanding        outstanding        average
short-term                                    interest rate   during the period  during the period  interest
borrowings                                    (4)                                                   during the
                                                                                                    period (5)
-----------------------------------------------------------------------------------------------------------------
March 31, 1996
Notes Payable
Banks (1)                     $6,939,014         10.2%            $7,823,478        $7,361,251        12.1%

March 31, 1995
Notes Payable
Banks (2)                     $6,773,394         10.3%            $6,773,394        $5,932,300        12.1%

March 31, 1994
Notes Payable
Banks (3)                     $5,127,715          8.7%            $6,294,599        $4,803,080        11.5%


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chief Executive Officer and Chairman

Dated: July 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ Zalman Lekach
------------------------------------------
Zalman Lekach, President, Chief Operating Officer and Director


/s/ Frank A. Buttacavoli
-------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
  Chief Financial Officer and Director


/s/ Frederick E. Purches
-------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/ Albert F. Vercillo
--------------------------------------------
Albert F. Vercillo, Director


/s/ Mayi de la Vega
---------------------------------------------
Mayi de la Vega, Director


/s/ Glenn Gopman
---------------------------------------------
Glenn Gopman, Director