Form 10-K/A
period 1997-03-31
PARLUX FRAGRANCES INC
filed 1998-07-20
CIK 802356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                   Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

FOR FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
-----------------------
(Exact name of registrant as specified in its charter)

Delaware                                    22-2562955
-------------------------------             ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                     33312
---------------------------------------                     -----
(Address of principal executive offices                     (zip code)

(Registrant's telephone number, including area code)        (954) 316-9008
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                             Name of exchange on which registered
-----------------------------              ------------------------------------

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

  YES  X    NO
     -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.


Class                                       Outstanding at June 25, 1997

-----------------------------               ------------------------------------
Common Stock, $.01 par value                16,814,423

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

  RESTATEMENT OF NET INCOME TO REFLECT SEC ANNOUNCEMENT AND FOR DEBT EXTINGUISHMENT

  In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has agreed to comply with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 as previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

  RECENT DEVELOPMENTS

         On May 23, 1997, the Company entered into an agreement with General Electric Capital Corporation for a $25 million senior secured revolving credit facility. See "Liquidity and Capital Resources" for further discussion.

         In November of 1996, the Company engaged Montgomery Securities to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that the engagement of Montgomery Securities had not resulted in any definitive offers. Accordingly, the Company concluded its relationship with Montgomery Securities and announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. The costs related to this restructuring of approximately $5,765,000 have been recorded in the quarter ended March 31, 1997. See Note 2 to the Consolidated Financial Statements.

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

         The Company advertises both directly and through a cooperative advertising program in association with major retailers in the fashion media on a national basis and through retailers' statement enclosures and catalogues. The Company is required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and
  Note 9(B) to the Consolidated Financial Statements.

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

         During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which were repaid in accordance with their terms in December 1996. See Note 8 to the consolidated financial statements.

         On July 12, 1996, a proxy statement was distributed to shareholders of record as of June 28, 1996, requesting a special shareholders' meeting to vote on a proposed increase in the authorized shares of common stock from 15,000,000 to 30,000,000 shares. On August 12, 1996, the shareholders approved the proposal.

         On July 18, 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission ("S.E.C.") to register 460,000 shares of previously issued and outstanding stock, and 1,617,646 shares of common stock underlying the $10,000,000 of 5% convertible debentures issued during May 1996. The registration statement was declared effective on August 12, 1996.

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

For the Year Ended March 31,                      (in thousands of dollars, except per share data)
----------------------------
                                            1997           1996           1995          1994          1993
                                            ----           ----           ----          ----          ----
Net sales                                $87,640        $67,727        $38,209       $25,366       $28,427
Costs/operating exp.                      84,321         53,539         31,208        23,071        26,982
Operating income                           3,319         14,188          7,001         2,295         1,445
Net income (loss) (1)                     (3,278)         4,972          4,231         1,362           135
Income (loss) per share  (1):
   Primary                               $ (0.22)       $  0.48        $  0.50         $0.22         $0.03
   Fully diluted                         $ (0.22)       $  0.47        $  0.48         $0.22         $0.03

At March 31,                                1997           1996           1995          1994          1993
------------                                ----           ----           ----          ----          ----

Current assets                           $81,205        $67,666        $31,955       $18,514       $18,094
Current liabilities                       31,885         36,866         27,113        14,679        12,575
Working capital                           49,320         30,800          4,842         3,835         5,519
Long-term debt                             4,949          4,694          5,281             0         3,021
Total assets                             111,385         95,239         45,477        20,746        20,184
Total liabilities (1)                     37,266         51,691         32,394        14,678        15,596
Stockholders' equity (1)                  74,119         43,548         13,083         6,068         4,588

(1) As disclosed in Note 8 to the consolidated financial statements, the net income (loss) and the net income per share for 1997 and 1996 was restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1996 and 1997.

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

In November of 1996, the Company engaged investment bankers to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that such exploration had not resulted in alternatives which should be pursued. Accordingly, the Company announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. As of March 31, 1997, the Company has completed the restructuring of warehousing and distribution operations and estimates that brand discontinuations will be completed within one year. The costs related to this restructuring of approximately $5,765,000 have been recorded in the quarter ended March 31, 1997, increasing costs of goods sold and selling and distribution expenses by approximately $5,243,000 and $522,000, respectively. At March 31, 1997, approximately $1,633,000 and $262,000 of restructuring charges remained in the reserve for potential inventory obsolescence and accrued expenses, respectively.

COMPARISON OF THE TWELVE-MONTH PERIOD ENDED MARCH 31, 1997 WITH THE TWELVE-MONTH PERIOD ENDED MARCH 31, 1996

         For the fiscal year ended March 31, 1997 net sales increased 29% to $87,640,006 as compared to $67,726,926 in the prior fiscal year. This increase was primarily due to continued growth of Perry Ellis brand products, the full year effect of Alexandra de Markoff (AdM) brand cosmetics, and Bal a Versailles
(BAV) brand products in fiscal 1997, compared to a partial year of operations in the prior year, and licensed sales of Baryshnikov brand products acquired in connection with the RBF acquisition in June 1996. Gross sales of Perry Ellis increased 64% to $43,807,624 as compared to $26,663,302 in the prior year. Gross sales of Parlux house brands (brands which the Company owns) increased 34% to $41,209,043, as compared to $30,759,544 in the prior year, due to significant increases in AdM and BAV which are included in this category. AdM and BAV increased to $12,951,646 and $2,137,682, respectively, as compared to $2,095,035 and $1,542,138, respectively, in the prior year. Baryshnikov brand product gross sales totaled $2,147,781 in its initial period of operations by the Company. These increases were partially offset by a decrease in gross sales of $3,933,695 of Francesco Smalto brand fragrances, which license was terminated on September 30, 1996.

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

         Operating expenses increased 80% to $45,138,306 for the year ended March 31, 1997 compared to $25,099,294 in the prior year, and as a percentage of sales were 51% in fiscal 1997 compared to 37% in the prior year. Management does not expect this adverse trend to continue as significant expenses were incurred in fiscal 1997 to promote goodwill with certain of the Company's U.S. department and specialty store customers. The major portion of the increase was due to advertising and promotional expenses which increased by 87% to $24,245,502 compared to $12,942,647 in fiscal 1996, reflecting the investments required to launch new brands, particularly Perry Ellis "America", the full year support costs for AdM and increased promotional expenses in connection with the U.S. department and specialty store business. Selling and distribution costs increased by 86%, and as a percentage of sales increased from 8% in the prior fiscal year to 11% currently. This was partially due to costs of approximately $522,000 in connection with terminating warehousing and distribution operations in Connecticut and France and certain duplicate costs from maintaining two domestic facilities until March 1997. General and administrative costs increased by 62% in fiscal 1997 compared to the prior year, and increased as a percentage of net sales from 8% to 10%. The increases were mainly attributable to the full year's effect of staff additions during the last quarter of fiscal 1996 and increased support required for the AdM cosmetic line. Royalty expense increased by 61% in fiscal 1997 compared to the prior year, principally due to the royalties required on the sale of Perry Ellis brand products, and increased to 3% of net sales as compared to 2% in the prior year. As a result of the above, operating income decreased by 77% to $3,318,535 or 4% of net sales for the year ended March 31, 1997, compared to $14,187,843 or 21% of net sales in the prior year.

         Interest expense increased by 39% to $6,531,419 for fiscal 1997 compared to $4,685,622 for fiscal 1996 due to increased borrowing levels and an increase in the non-cash charge for a beneficial conversion feature of convertible debt to $4,355,791 for fiscal 1997 compared to $2,800,210 in the prior year (See Note 8 to the consolidated financial statements). Excluding the effect of the non-cash interest charges, interest decreased from 3% of net sales in the prior year to 2% in the current year. Exchange gains were $595,045 for fiscal 1997 compared to exchange gains of $234,074 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

         As a result of the above, loss before taxes increased to $2,617,839 in fiscal 1997 compared to income of $9,736,295 in fiscal 1996. As a result of the non-cash interest charges discussed above, which are not deductible for income tax purposes, the Company reported a net loss of $3,277,920 in the fiscal year ended March 31, 1997, compared to net income of $4,972,481 for the fiscal year ended March 31, 1996.

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

         Interest expense increased by 293% to $4,685,622 for fiscal 1996 compared to $1,189,658 for fiscal 1995 due to increased borrowing levels and a non-cash interest charge of $2,800,210 for a beneficial conversion feature of convertible debt (See Note 8 to the consolidated financial statements). Excluding the effect of the non-cash interest charge, interest remained relatively constant at 3% of net sales. Exchange gains were $234,074 for fiscal 1996 compared to exchange losses of $300,661 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

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

         During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which were repaid in accordance with their terms in December 1996. See Note 8 to the consolidated financial statements.

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

10.45 Consulting Agreement with Cambridge Development Corp., dated as of April 1, 1997.

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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

          Report of Independent Certified Public Accountants               F-2

          Consolidated Balance Sheets                                      F-3

          Consolidated Statements of Operations                            F-4

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and
Shareholders of Parlux Fragrances, Inc.

In our opinion, the consolidated financial statements listed in the index referred to under Item 14(a)(1) and (2) on page 21 and appearing on page F-1 present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8, the Company has restated its March 31, 1997 and 1996 net income and net income per share calculation to comply with the provisions of Emerging Issues Task Force Topic No. D-60 on accounting for convertible securities having beneficial conversion features. The Company has also restated its March 31, 1997 statement of operations since redemption of certain debentures no longer results in a loss which was previously reported as an extraordinary item.

PricewaterhouseCoopers LLP
Miami, Florida
June 26, 1997, except as to the last paragraph of Note 8, which is as of July 16, 1998

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,
                                                                             --------------------------------
ASSETS                                                                              (As Restated, Note 8)
---------------------------------------------                                    1997               1996
                                                                             -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $     191,486       $    339,423
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,494,000 and $2,121,000
   in 1997 and 1996, respectively                                               14,289,841         10,892,347
  Trade receivables from related parties                                        22,862,335         13,482,423
  Inventories, net                                                              35,595,323         35,762,570
  Prepaid expenses and other current assets                                      8,266,126          7,189,213
                                                                             -------------       ------------

    TOTAL CURRENT ASSETS                                                        81,205,111         67,665,976
Equipment and leasehold improvements, net                                        3,253,800          2,475,919
Trademarks, licenses and goodwill, net                                          26,783,807         24,623,417
Other                                                                              142,526            473,611
                                                                             -------------       ------------

    TOTAL ASSETS                                                             $ 111,385,244       $ 95,238,923
                                                                             =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                $  12,665,065       $ 11,564,917
  Accounts payable                                                              11,904,808         18,739,117
  Accrued expenses                                                               1,622,966          1,543,591
  Income taxes payable                                                           5,692,000          4,768,000
  Convertible debentures                                                                --            250,000
                                                                             -------------       ------------

    TOTAL CURRENT LIABILITIES                                                   31,884,839         36,865,625
Borrowings, less current portion                                                 4,949,230          4,694,239
Convertible debentures, net of original issue discount                                  --          9,946,890
Deferred tax liability                                                             432,440            183,864
                                                                             -------------       ------------

    TOTAL LIABILITIES                                                           37,266,509         51,690,618
                                                                             -------------       ------------

COMMITMENTS  AND CONTINGENCIES                                                          --                 --
                                                                             -------------       ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding                                                 --                 --
  Common stock, $0.01 par value, 30,000,000
   shares authorized, 17,447,478 and 11,456,426
   shares issued in 1997  and 1996, respectively                                   174,475            114,564
  Additional paid-in capital                                                    73,007,949         37,184,527
  Retained earnings                                                              2,922,519          6,200,439
  Cumulative translation adjustment                                               (103,562)           182,247
                                                                             -------------       ------------
                                                                                76,001,381         43,681,777

  Less - 420,055 and 39,000 shares of common stock in treasury, at cost
   in 1997 and 1996, respectively                                               (1,882,646)          (133,472)
                                                                             -------------       ------------

    TOTAL STOCKHOLDERS' EQUITY                                                  74,118,735         43,548,305
                                                                             -------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 111,385,244       $ 95,238,923
                                                                             =============       ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended March 31,
                                                      -------------------------------------------------
                                                          1997               1996              1995
                                                      ------------       ------------       -----------
                                                           (As restated, Note 8)
Net sales:
   Unrelated customers                                $ 59,799,669       $ 41,539,466       $22,978,956
   Related parties                                      27,840,337         26,187,460        15,230,143
                                                      ------------       ------------       -----------

                                                        87,640,006         67,726,926        38,209,099

Cost of goods sold                                      39,183,165         28,439,789        14,957,475
                                                      ------------       ------------       -----------

Gross profit                                            48,456,841         39,287,137        23,251,624
                                                      ------------       ------------       -----------

Operating expenses:
  Advertising and promotional                           24,245,502         12,942,647         7,248,839
  Selling and distribution                               9,553,192          5,130,099         3,530,133
  General and administrative                             8,926,499          5,524,416         4,648,899
  Royalties                                              2,413,113          1,502,132           823,223
                                                      ------------       ------------       -----------

  Total operating expenses                              45,138,306         25,099,294        16,251,094
                                                      ------------       ------------       -----------

Operating income                                         3,318,535         14,187,843         7,000,530

Interest expense and bank charges                        6,531,419          4,685,622         1,189,658

Exchange (gains) losses                                   (595,045)          (234,074)          300,661
                                                      ------------       ------------       -----------

Income (loss) before income taxes                       (2,617,839)         9,736,295         5,510,211

Income taxes                                               660,081          4,763,814         1,279,000
                                                      ------------       ------------       -----------

Net income (loss)                                     $ (3,277,920)      $  4,972,481       $ 4,231,211
                                                      ============       ============       ===========
Earnings (loss) per common and common
 equivalent share:

     Primary                                          $      (0.22)      $       0.48       $      0.50
                                                      ============       ============       ===========

     Fully diluted                                    $      (0.22)      $       0.47       $      0.48
                                                      ============       ============       ===========


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                COMMON STOCK                    RETAINED
                                          ---------------------   ADDITIONAL    EARNINGS    CUMULATIVE
                                             NUMBER      PAR        PAID-IN   (ACCUMULATED  TRANSLATION    TREASURY
                                             ISSUED     VALUE       CAPITAL      DEFICIT)   ADJUSTMENT       STOCK         TOTAL
                                          -----------  --------   -----------  -----------  -----------   -----------   -----------
BALANCE at April 1, 1994                    2,861,189  $ 28,612    $8,868,994  $(2,959,264)  $ 129,258             --   $ 6,067,600

  Net income                                       --        --            --    4,231,211          --             --     4,231,211
  Issuance of common stock in
    connection with:
   Exercise of employee stock options          19,025       190        61,020           --          --             --        61,210
   Sale of stock in private placement         110,000     1,100       438,523           --          --             --       439,623
   Acquisition of assets                      500,000     5,000     2,195,000           --          --             --     2,200,000
  Foreign currency translation adjustment          --        --            --           --     216,495             --       216,495
  Purchase of 39,000 shares of treasury
   stock, at cost                                  --        --            --           --          --      $(133,472)     (133,472)
                                          -----------  --------   -----------  -----------   ---------    -----------   -----------

BALANCE at March 31, 1995                   3,490,214    34,902    11,563,537    1,271,947     345,753       (133,472)   13,082,667

  Net income                                       --        --            --    4,972,481          --             --     4,972,481
  Issuance of common stock upon
   exercise of:
   Employee stock options                      11,175       112        33,910           --          --             --        34,022
   Warrants                                 1,056,916    10,569     3,006,022           --          --             --     3,016,591
  Sale of stock in private placements       1,001,514    10,015     7,605,570           --          --             --     7,615,585
  Stock issued in connection with the
   acquisition of assets                      424,000     4,240     3,739,760           --          --             --     3,744,000
  Conversion of debentures, net of
   unamortized debt issuance costs          1,073,688    10,737     6,932,408           --          --             --     6,943,145
  Beneficial conversion feature of
   debentures                                                       4,303,320                                             4,303,320
  Adjustment for stock split                4,398,919    43,989            --      (43,989)         --             --            --
  Foreign currency translation
   adjustment                                      --        --            --           --    (163,506)            --      (163,506)
                                          -----------  --------   -----------  -----------   ---------    -----------   -----------

BALANCE at March 31, 1996
 (As Restated, Note 8)                     11,456,426   114,564    37,184,527    6,200,439     182,247       (133,472)   43,548,305


Net loss                                           --        --            --   (3,277,920)         --             --    (3,277,920)
Issuance of common stock upon exercise of:
  Employee stock options                       14,500       145        18,448           --          --             --        18,593
  Options issued in connection with the
   acquisition of assets                      176,000     1,760     1,406,240           --          --             --     1,408,000
  Warrants                                     60,000       600       415,650           --          --             --       416,250
  Stock issued in connection with the
   acquisition of assets                      370,000     3,700     3,002,550           --          --             --     3,006,250
Conversion of debentures, net of
 unamortized debt issuance costs            5,370,552    53,706    29,029,501           --          --             --    29,083,207
Beneficial conversion feature of
 debentures                                                         2,852,681                                             2,852,681
Reversal of beneficial conversion
 feature on redeemed debentures                                      (901,648)                                             (901,648)
Foreign currency translation adjustment            --        --            --           --    (285,809)            --      (285,809)
Purchase of 381,055 shares of treasury
 stock, at cost                                    --        --            --           --          --     (1,749,174)   (1,749,174)
                                          -----------  --------   -----------  -----------   ---------    -----------   -----------

BALANCE at March 31, 1997
 (As Restated, Note 8)                     17,447,478  $174,475   $73,007,949  $ 2,922,519   $(103,562)   $(1,882,646)  $74,118,735
                                          ===========  ========   ===========  ===========   =========    ===========   ===========



                 See notes to consolidated financial statements

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended March 31,
                                                                               -------------------------------------------------

                                                                                   1997                1996             1995
                                                                               ------------       ------------       -----------
                                                                                   (As Restated, Note 8)

Cash flows from operating activities:
Net income (loss)                                                              $ (3,277,920)      $  4,972,481       $ 4,231,211
                                                                               ------------       ------------       -----------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                     2,784,790          1,563,673           807,491
Loss on disposal of equipment                                                       137,971
Net deferred tax benefit                                                         (1,103,817)            (4,184)         (628,504)
Beneficial conversion feature of debentures                                       3,454,143          2,800,210                --
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in trade receivables - customers                          (4,107,535)        (7,900,097)        2,683,107
   Increase in trade receivables - related parties                               (9,379,912)        (8,588,713)       (1,788,026)
   Decrease (increase) in inventories                                             1,451,721        (15,371,203)        1,919,988
   Decrease (increase) in prepaid expenses and other current assets                 954,549         (1,032,135)           944,125
   Decrease (increase) in other non-current assets                                  296,061           (376,504)           (4,497)
   (Decrease) increase in accounts payable                                       (7,989,864)        11,401,204        (1,321,624)
   Increase in accrued expenses and income taxes payable                          1,296,895          2,726,637         2,557,874
   (Decrease) increase in advances from customers                                        --         (2,451,059)        2,451,059
                                                                               ------------       ------------       -----------

            Total adjustments                                                   (12,204,998)       (17,232,171)        7,620,993
                                                                               ------------       ------------       -----------


             Net cash (used in) provided by operating activities                (15,482,918)       (12,259,690)       11,852,204
                                                                               ------------       ------------       -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                           (1,579,912)        (1,168,386)         (336,046)
Purchases of trademarks                                                             (19,309)           (82,122)          (17,467)
Cash paid in acquisitions:
  Fred Hayman Beverly Hills                                                              --                 --        (2,000,000)
  Perry Ellis                                                                            --                 --        (7,500,000)
  Alexandra de Markoff                                                                   --         (8,608,000)               --
  Richard Barrie Fragrances, Inc.                                                  (694,707)                --                --
  Bal a Versailles                                                                       --         (1,697,500)               --
                                                                               ------------       ------------       -----------


             Net cash used in investing activities                               (2,293,928)       (11,556,008)       (9,853,513)
                                                                               ------------       ------------       -----------

Cash flows from financing activities:
(Payments) proceeds - overdraft facilities                                         (646,368)           145,450          (481,929)
Proceeds (payments) - receivable financing facilities                             1,188,890            579,731          (348,082)
(Payments) proceeds - notes payable Distr. de Perfumes Senderos                    (674,722)           674,722                --
(Payments) proceeds - notes payable related parties                                (400,000)           300,000                --
Proceeds (payments) - revolving credit facility with Finova Capital Corp.         3,989,713           (127,352)        4,015,729
Payments to National Bank of Kuwait                                                      --           (560,000)       (2,040,000)
(Payments) proceeds from Eagle Bank                                                (482,392)           401,378            81,014
Payments to Sanofi Beaute, Inc.                                                          --         (5,501,535)         (947,335)
Payments to Fred Hayman Beverly Hills                                              (478,510)          (202,480)       (2,770,027)
Proceeds - International Finance Bank                                               753,125                 --                --
Payments - Parfums Jean Desprez                                                  (2,553,360)                --                --
Proceeds - Lyon Credit Corporation                                                  984,858                 --                --
Payments - note payable to stockholder                                             (148,545)                --                --
Proceeds (payments) - other notes payable                                           122,450                 --           (29,969)
Proceeds - 7% debentures, net                                                            --          3,666,000                --
Proceeds - 5% debentures, net                                                    16,451,774         14,614,500                --
Purchases of treasury stock                                                      (1,749,174)                --          (133,472)
Proceeds from issuance of common stock, net                                       1,489,520          9,771,094           500,833
                                                                               ------------       ------------       -----------

     Net cash provided by (used in) financing activities                         17,847,259         23,761,508        (2,153,238)
                                                                               ------------       ------------       -----------


Effect of exchange rate changes on cash                                            (218,350)            91,500           417,968
                                                                               ------------       ------------       -----------

Net (decrease) increase in cash and cash equivalents                               (147,937)            37,310           263,421
Cash and cash equivalents, beginning of year                                        339,423            302,113            38,692
                                                                               ------------       ------------       -----------

Cash and cash equivalents, end of year                                         $    191,486       $    339,423       $   302,113
                                                                               ============       ============       ===========


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

         On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires a review of the carrying value of intangibles whenever events or changes in circumstances indicate that the carrying value amount of the asset may not be recoverable. Any such determination would require a charge to income for the estimated reduction in carrying value. The adoption of SFAS 121 had no impact on the Company's consolidated financial statements.

I.       ADVERTISING COSTS

         Advertising and promotional expenditures are charged to operations as incurred. These expenditures include print and media advertising as well as in-store cooperative advertising and promotions.

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

         Fully dilutive earnings per common and common equivalent share have been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding of

         15,013,931, 10,529,276 and 9,014,808 for the years ended March 31,
         1997, 1996 and 1995, respectively. The modified treasury stock method was used during 1995 to determine the dilutive effect of the options, warrants, and convertible debentures since the number of shares of common stock issuable upon their exercise exceeds 20% of the outstanding common shares.

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

         In calculating the potential effect for proforma presentation, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         1997             1996
                                                         ----             ----
         Expected life (years)                              4                4
         Interest rate                                      6%               6%
         Volatility                                        74%              74%
         Dividend Yield                                     0                0

O.       CASH FLOW INFORMATION

         The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.

         Supplemental disclosures of cash flow information follow:

                                         1997             1996         1995
                                         ----             ----         ----
               Cash paid for:
               Interest               $2,210,000       $1,940,000     $991,000
                                      ==========       ==========     ========
               Income taxes           $  840,000       $1,390,000     $162,000
                                      ==========       ==========     ========


         In addition to the barter transactions discussed in Note 9(D), the following non-cash transactions were entered into:

         Year ended March 31, 1997:

         * Notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid from the proceeds of the issuance of common stock in connection with the exercise of certain warrants.

         * Acquisition of Richard Barrie Fragrances, Inc. was partially funded through the issuance of common stock, as discussed in Note 6.

         Year ended March 31, 1996:

         * Acquisition of the Alexandra de Markoff cosmetic line and the Bal A Versailles fragrance lines were partially funded through the issuance of common stock and notes payable, respectively, as discussed in
           Note 6.

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

2.   CORPORATE RESTRUCTURING

           In November of 1996, the Company engaged investment bankers to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that such exploration had not resulted in alternatives which should be pursued. Accordingly, the Company announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. As of March 31, 1997, the Company has completed the restructuring of warehousing and distribution operations and estimates that brand discontinuations will be completed within one year. The costs related to this restructuring of approximately $5,765,000 have been recorded in the quarter ended March 31, 1997, increasing costs of goods sold and selling and distribution expenses by approximately $5,243,000 and $522,000, respectively. At March 31, 1997, approximately $1,633,000 and $262,000 of restructuring charges remained in the reserve for potential inventory obsolescence and accrued expenses, respectively.

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




4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

                                                             March 31,
                                                    ----------------------------
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
                                                     ==========      ==========

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

                                                            March 31,               Estimated
                                                            ---------              useful lives
                                                     1997             1996          (in years)
                                                     ----             ----          ----------
     Molds and equipment                           $6,113,025       $4,593,621          3-7
     Furniture and fixtures                           966,149          840,908           5
     Leasehold improvements                           460,411          126,756          5-7
     Vehicles                                           5,617            6,260           3
                                                   ----------       ----------
                                                    7,545,202        5,567,545

     Less: accumulated depreciation and
        amortization                               (4,291,402)      (3,091,626)
                                                   ----------       ----------

                                                   $3,253,800       $2,475,919
                                                   ==========       ==========

  Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 1997, 1996 and 1995 was $1,407,916, $1,007,522,
  and $560,771, respectively.

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

  The estimated fair value of the net assets acquired is summarized as follows:

         Molds and other fixed assets                               $  893,856
         Inventories, net                                            1,784,474
         Other assets                                                  141,518
         Goodwill and licenses                                       2,417,957
         Accounts payable and other liabilities                     (1,481,555)
                                                                   -----------
         Fair value of net assets acquired                          $3,756,250
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
                                                           ============


Goodwill, licenses and trademarks recorded in connection with these acquisitions are being amortized over periods ranging from 10 to 25 years.

7. BORROWINGS

The composition of debt is as follows:                      March 31, 1997      March 31, 1996
                                                            --------------      --------------
Note payable to FHBH, secured by the acquired
licensed trademarks, interest at 7.25%, payable
in equal monthly installments of $69,863, including
interest, through June 2004                                   $4,694,699          $5,173,209

Revolving credit facility payable to Finova
Capital Corporation, interest at Citibank N.A.
prime rate (8.25% at March 31, 1997) plus 2%,
payable on December 27, 1997, net of restricted
cash of $884,464 and $273,587 at March 31, 1997 and
1996, respectively                                             7,878,090           3,888,378

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the
bank's prime rate plus 2%, due January 1, 1998.                  753,125                  --

Note payable to Lyon Credit Corporation, secured
by certain equipment, interest at 11%, payable
in equal monthly installments through September 2001.            984,858                  --



Notes payable to Parfums Jean Desprez, non-interest
bearing, payable in installments through February 1997                --           2,553,360

Note payable to Distribuidora de Perfumes Senderos,
Ltda., unsecured, interest at 12%, repaid in August 1996              --             674,722

Unsecured $500,000 line of credit payable to
Eagle National Bank, interest at the bank's prime
rate plus 2%, repaid in January 1997                                  --             482,392

Unsecured notes payable to related parties, interest
payable monthly at 11%, repaid during fiscal 1997                     --             700,000

Overdraft facilities, interest from 10.25% to 10.75%,
payable on demand (1)                                          1,128,946             646,368

Receivable financing facilities, interest at 9.25%
to 10.25%, payable on demand  (1)                              1,981,820           1,921,876

Note payable to stockholder, interest at 10%, repaid
in May 1996 (1)                                                       --             148,544

Other notes payable                                              192,757              70,307
                                                           -------------        ------------
                                                              17,614,295          16,259,156
Less: long-term borrowings                                    (4,949,230)         (4,694,239)
                                                           -------------        ------------

Short-term borrowings                                        $12,665,065         $11,564,917
                                                           =============        ============

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

  Future maturities of borrowings are as follows (in 000's):

                           For the year ending March 31,
                          -------------------------------

                          1998                   $12,665
                          1999                       806
                          2000                       827
                          2001                       849
                          2002                       822
                        Thereafter                 1,645
                                                 -------
                               Total:            $17,614
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

     In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has agreed to comply with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 as previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

9. COMMITMENTS AND CONTINGENCIES

A.   LEASES:

     The Company leases its office space and certain equipment in both the U.S. and France under operating leases expiring on various dates through the year ending October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1997, 1996 and 1995 was approximately $1,451,000, $916,000 and $568,000, respectively.

     At March 31, 1997, the minimum annual rental commitments are as follows (in 000's ):

                            For the year ending March 31,
                         -----------------------------------

                         1998                       $1,149
                         1999                        1,097
                         2000                          958
                         2001                          860
                         2002                          782
                         Thereafter                  2,051
                                                   -------
                         Total:                     $6,897
                                                   =======

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

     The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                           1997        1996       1995
                                                           ----       ----       ----
     Prepaid advertising at March 31, net of deferred
     income of $345, $434 and $643 in 1997, 1996 and
     1995, respectively                                    $588       $660       $989
                                                           ====       ====       ====

     Advertising credits used for the year ended
     March 31                                              $161       $684     $1,592
                                                           ====       ====     ======

     Deferred income recognized for the year
     ended March 31                                         $89       $355       $866
                                                            ===       ====       ====

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

E.   EMPLOYMENT AND CONSULTING AGREEMENTS:

     The Company has employment contracts with certain officers and employees which expire from January 1998 through March 2000. Minimum commitments under these contracts are as follows (in 000's):

                         For the year ending March 31,
                         -----------------------------

                         1998                  $1,818
                         1999                   1,416
                         2000                     970
                                               ------
                                               $4,204
                                               ======

     In connection with previous employment contracts, warrants to purchase 1,190,000 shares of common stock, at prices ranging from $1.50 to $7.50 have been issued. These warrants, which were issued at fair market value at the date of grant, are exercisable for a ten-year period from the date of grant and vest over the term of the applicable contracts through January 1998. During the year ended March 31, 1996, 28,000 warrants were exercised. As of March 31, 1997, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants issued to key employees would double in the event of a change in control. On April 1, 1994, the Company entered into a three-year consulting agreement with Cosmix, Inc., a company owned by Mr. Frederick Purches, the Vice Chairman of the Board, which provides for monthly payments of $8,333. The agreement calls for Mr. Purches to spend substantial time to assist the Company in the areas of banking, SEC and stockholder relations, financial planning, assessment and coordination of acquisitions and divestiture, and any other similar activities which may be assigned by the Board of Directors. Mr. Purches receives certain insurance benefits as a part of his agreement, and has received 90,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract, of which 60,000 warrants have been exercised during the year ended March 31, 1996. The consulting agreement was extended for an additional three-year period until March 31, 2000, with no additional warrants being provided.

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

10.  FOREIGN SUBSIDIARY

     The following amounts relate to the Company's wholly-owned subsidiary, Parlux S.A.:

                                                As of and for the year ended March 31,
                                                --------------------------------------

                                           1997                    1996                 1995
                                           ----                    ----                 ----
Total assets                            $10,443,117             $9,458,774           $10,607,585
Working capital                           2,731,167              2,115,755             1,112,504
Equity                                    2,761,554              2,229,714             1,506,057

Net Sales:
     Trade                               12,776,773              9,101,611             7,219,601
     Affiliates                             409,557              2,742,211               336,195
     Intercompany                         2,760,856              4,258,054             4,845,524
                                      -------------          -------------         -------------
Total                                 $  15,947,186          $  16,101,876         $  12,401,320
                                      =============          =============         =============

Net income                            $     817,649          $     887,163         $     319,535
                                      =============          =============         =============

     Prior to fiscal 1996, foreign sales were principally made by Parlux S.A. During the years ended March 31, 1997 and 1996, sales to foreign customers from the Company's domestic subsidiary amounted to approximately $18,059,000 and 19,000,000, respectively. At March 31, 1997 and 1996, trade receivables from foreign customers amounted to approximately $11,228,000 and $5,753,000, respectively.

11. INCOME TAXES

     Income tax expense is as follows:

                                                                   Years Ended March 31,
                                                          ---------------------------------------

                                                   1997                     1996                    1995
                                                ------------             -----------            -----------
Current taxes:
U.S. Federal                                      $1,116,040              $3,764,477             $1,570,504

U.S. state and local                                 132,058                 472,360                175,000

Foreign income taxes                                 515,800                 531,161                162,000
                                                  ----------              ----------             ----------
                                                   1,763,898               4,767,998              1,907,504

U.S. Federal deferred tax benefit                 (1,103,817)                 (4,184)              (628,504)
                                                  ----------              ----------             ----------

Income tax expense                                $  660,081              $4,763,814             $1,279,000
                                                  ==========              ==========             ==========


A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                                                 1997               1996             1995
                                                                 ----               ----             ----
                                                                  (As Restated, Note 8)

Tax at statutory rate                                           (35.0)%             35.0%            35.0 %
Utilization of net operating loss carry forward                    --                 --             (4.3)%
Valuation allowance recognition                                    --                 --            (11.0)%
Beneficial conversion feature of debentures                      58.2%              10.9%              --
Incremental foreign taxes                                          .5%                .3%             (.1)%
State and local taxes                                             1.7%               2.4%             2.0%
Other                                                             (.2)%               .3%              .8%
                                                                -----              -----            -----
                                                                 25.2%              48.9%            22.4%
                                                                =====              =====            =====

Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:

            March 31,                                            1997                   1996
            ---------                                            ----                   ----
Allowance for doubtful accounts, sales returns and
   allowances                                                 $  961,118               $653,000
Reserve for inventory obsolescence                             1,076,540                188,000
Other, net                                                       131,287                (24,448)
                                                              ----------               --------
         Total deferred tax assets                            $2,168,945               $816,552
                                                              ==========               ========

Deferred tax liabilities related to
   depreciation and amortization                              $  432,440               $183,864
                                                              ==========               ========

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

12.  COMMON STOCK

     At various dates since April 1989, the Company has issued, in addition to the warrants described in Note 9(E), a total of 688,000 warrants to key employees and/or consultants to purchase the Company's common stock at an exercise price of $1.87 per share. In March 1993, Mr. Gerard Semhon, in exchange for an amount due him of $180,000, exercised warrants to acquire 96,000 registered shares and Mr. Fred Purches exercised warrants for the acquisition of 28,000 unregistered shares in exchange for cash and amounts due him of $47,000. In September 1993, Mr. Semhon exercised his remaining warrants to acquire 24,000 registered shares in exchange for amounts due him of $45,000. Accordingly, as of March 31, 1995, 540,000 of these warrants remained outstanding. The underlying shares related to the unexercised warrants had not been registered.

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

     The following table summarizes the activity and related information for the warrants outstanding under the commitments disclosed in Note 9(E) and the warrants described above after the retroactive effect of the stock split:

                                                         Weighted Average
                                            Amount        Exercise Price
                                            ------        --------------

 Balance at March 31, 1994                 2,042,916           $1.90
 Issued                                    1,530,000           $2.10
 Exercised                                        --
                                         -----------
 Balance at March 31, 1995                 3,572,916           $1.99
 Issued                                      307,978           $7.78
 Exercised                                (1,830,916)          $1.97
                                         -----------
 Balance at March 31, 1996                 2,049,978           $2.88
 Issued                                       10,000           $6.75
 Exercised                                  (236,000)          $7.73
                                         -----------
 Balance at March 31, 1997                 1,823,978           $2.24
                                         ===========

         The following table summarizes information about warrants outstanding at March 31, 1997:

                                  Options Outstanding                  Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                               Weighted                             Weighted
      Range of                          Weighted Average       Average                              Average
  Exercise Prices         Amount         Exercise Price     Remaining Life        Amount         Exercise Price
-----------------------------------------------------------------------------------------------------------------
   $1.50-$2.07          1,562,000            $1.89                6             1,562,000             $1.88
   $3.13-$4.00            198,000            $3.20                9               120,000             $3.13
   $6.75-$8.11             63,978            $7.89                2                57,311             $8.02
                        ---------            -----                -             ---------             -----
                        1,823,978            $2.24                6             1,739,311             $2.28
                        =========            =====                =             =========             =====



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

     The following table summarizes the activity for options covered by the Plan after the retroactive effect of the stock split:

                                                            Weighted Average
                                                 Amount      Exercise Price
                                               ----------   ----------------

     Balance at March 31, 1995                   84,850          $1.54
     Issued                                      24,500          $5.75
     Exercised                                  (22,350)         $1.52
     Canceled                                    (5,500)         $1.83
                                                -------

     Balance at March 31, 1996                   81,500          $2.82
                                                -------
     Issued                                          --
     Exercised                                  (14,500)         $1.28
     Canceled                                        --
                                                -------

     Balance at March 31,1997                    67,000          $3.15
                                                =======

     As of March 31, 1997, options to purchase 67,000 shares are outstanding, of which 43,625 are currently exercisable at a weighted average exercise price of $2.17, with 11,125 and 12,250 being exercisable during the years ending March 31, 1998 and 1999, at a weighted average exercise price of $4.14 and $5.75, respectively.

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

     Earnings per common and common equivalent share and the weighted average number of shares outstanding used in the computations, retroactively adjusted for the stock split, are summarized as follows:

Primary                                           1997                     1996               1995
-------                                           ----                     ------             ----
                                                       (As Restated, Note 8)
Net income (loss)                               $(3,277,920)             $4,972,481          $4,231,211
Add-reduction of interest expense                        -- (1)                  -- (1)         237,585  (3)
                                                 ----------             -----------          ----------

Adjusted for per share computation              $(3,227,920)             $4,972,481          $4,468,796
                                                 ==========              ==========          ==========

Number of shares:
Weighted average shares outstanding              15,013,931               8,791,749           6,696,890
Add-net additional shares issuable                       -- (2)           1,495,325 (2)       2,317,918  (4)
                                                 ----------             -----------          ----------
Weighted average shares used in the per
share computation                                15,013,931              10,287,074           9,014,808
                                                 ==========              ==========           =========
Earnings (loss) per common and common
equivalent share                                     $(0.22)                  $0.48               $0.50
                                                     ======                   =====               =====



Fully Diluted                                       1997  (5)              1996                 1995
-------------                                       ----                   ----                 ----
Net income                                                               $4,972,481          $4,231,211

Add-reduction of interest expense                                                -- (1)          77,317 (3)
                                                                         ----------          ----------
Adjusted for per share computation                                       $4,972,481          $4,308,528
                                                                         ==========          ==========
Number of shares:
Weighted average shares outstanding                                       8,791,749           6,696,890
Add-net additional shares issuable                                        1,737,527 (2)       2,317,918 (4)
                                                                         ----------           ---------
Weighted average shares used in the per
share computation                                                        10,529,276          $9,014,808
                                                                         ==========          ==========
Earnings per common and common
equivalent share:                                                             $0.47               $0.48
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

(2) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock from exercise proceeds. The assumed repurchase of common stock is based on the average price of the Company's common stock during the period for primary and the end of period price for fully diluted. Exercise of options and warrants for 1997, and conversion of convertible debentures for 1997 and 1996 was not assumed since it would be antidilutive.

(3) Reduction of interest expense assumes that proceeds from the exercise of stock options and warrants, after the assumed repurchase of 20% of the weighted average common shares outstanding, were used to repay debt at the beginning of the period.

(4) Assumes exercise of outstanding common stock equivalents (options and warrants) at the beginning of the period, or at the date of issuance if issued during the period, net of the assumed repurchase of common stock. The assumed repurchase of common stock was limited to 20% of the weighted average common shares outstanding and is based on the average price of the Company's common stock during the period for primary and the end of the period price for fully diluted.

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

                                                                         Quarter Ended
                                                    ------------------------------------------------------------------
                                                     June 30,         September 30,       December 31,      March 31,
                                                      1996(1)             1996(1)            1996(1)       1997(1)(2)
                                                    -----------       -------------       ------------    ------------
Net sales                                            $18,740             $25,503            $27,020         $16,377
Gross margin                                          12,454              13,987             16,378           5,638
Net income (loss)                                       (746)                473                990          (3,995)
Earnings (loss) per common and
   common equivalent share (3)                       $ (0.06)            $  0.03              $0.06          ($0.23)

Net income (loss) as previously reported              $1,934             $ 2,149                $88         ($3,995)
Beneficial conversion feature of
debentures (1)                                        (2,680)             (1,676)               902              --
                                                       -----               -----              -----        --------
Net income (loss) as adjusted                          $(746)               $473               $990         $(3,995)
                                                       =====                ====               ====        ========
Per share amounts:
   Primary:
   Net income (loss) as previously reported            $0.13               $0.12              $0.06          ($0.23)
   Beneficial conversion feature
   of debentures                                       (0.19)              (0.09)                --              --
                                                       -----               -----              -----        --------
   Net income (loss) as adjusted                      $(0.06)              $0.03              $0.06          ($0.23)
                                                       =====               =====              =====        ========

                                                                          Quarter Ended
                                                       ----------------------------------------------------
                                                        June 30,   September 30,   December 31,   March 31,
                                                          1995         1995         1995           1996
                                                       ----------  -------------   --------      ----------
Net sales                                               $ 10,209      $13,925     $ 23,834        $19,759
Gross margin                                               7,076        8,495       13,687         10,029
Net Income                                                 1,142        1,508        2,468           (145)
Earnings per common and
   common equivalent share:
      Primary                                           $   0.13      $  0.15     $   0.23        $ (0.01)
      Fully diluted                                     $   0.13      $  0.15     $   0.23        $ (0.01)

Net income (loss) as previously reported                $  1,142      $ 1,508     $  2,991        $ 2,132
Beneficial conversion feature of
debentures (1)                                                --           --         (523)        (2,277)
                                                      ----------    ---------     --------        -------
Net income (loss) as adjusted                           $  1,142      $ 1,508     $  2,468          ($145)
                                                      ==========    =========     ========        =======
Per share amounts:
   Primary:
   Net income (loss) as previously
   reported                                             $   0.13      $  0.15     $   0.29        $  0.17
   Beneficial conversion feature
   of debentures                                              --           --        (0.06)         (0.18)
                                                      ----------    ---------     --------        -------
   Net income (loss) as adjusted                        $   0.13      $  0.15     $   0.23        $ (0.01)
                                                      ==========    =========     ========        =======
Fully diluted:
   Net income (loss) as
   previously reported                                  $   0.13      $  0.15     $   0.29        $  0.15
   Beneficial conversion feature
   of debentures                                              --           --        (0.06)         (0.16)
                                                      ----------    ---------     --------        -------
   Net income (loss) as adjusted                        $   0.13      $  0.15     $   0.23        $ (0.01)
                                                      ==========    =========     ========        =======

NOTE: Earnings per common and common equivalent shares have been retroactively adjusted for the effect of the November 1995 two-for-one stock split.

(1) As disclosed in Note 8, to the consolidated financial statements, the net income and net income per share for 1997 and 1996 has been restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1996 and 1997.

(2) Includes restructuring charge of approximately $5,765,000. See Note 2 for further discussion.

(3) The calculation of fully diluted earnings per share was not required for 1997 since it would be antidilutive.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                               Balance at        Additions charged to                             Balance at
       Description            beginning of        costs and expenses         Deductions          end of period
                                 period
--------------------------------------------------------------------------------------------------------------
Year ended
March 31, 1997
--------------
Reserves for:
Doubtful accounts             $   472,561          $     557,502           $     487,334          $   542,729
Sales returns                     637,221              3,915,488               4,169,308              383,401
Demonstration and Co-op
advertising allowances          1,011,463              7,368,791               6,812,504            1,567,750
                              -----------           ------------          --------------          -----------
                               $2,121,245            $11,841,781    (1)      $11,469,146           $2,493,880
                              ===========           ============          ==============          ===========
Reserve for inventory
shrinkage & obsolescence       $1,200,000           $  3,857,483    (2)      $ 2,224,483           $2,833,000
                              ===========           ============          ==============          ===========

Year ended
March 31, 1996
--------------
Reserves for:
Doubtful accounts              $1,231,522           $    123,936            $    882,897          $   472,561
Sales returns                     318,972                780,342                 462,093              637,221
Demonstration and Co-op
advertising allowances            504,919              4,144,166               3,637,622            1,011,463
                              -----------           ------------          --------------          -----------
                               $2,055,413            $ 5,048,444    (3)      $ 4,982,612           $2,121,245
                              ===========           ============          ==============          ===========
Reserve for inventory
shrinkage & obsolescence      $   685,629           $    688,626    (4)     $    174,255           $1,200,000
                              ===========           ============          ==============          ===========

Year ended
March 31, 1995
--------------

Reserves for:
Doubtful accounts             $   349,438           $    971,255           $      89,171           $1,231,522
Sales returns                      94,315                471,430                 246,773              318,972
Demonstration and Co-op
advertising allowances            298,198                558,916                 352,195              504,919
                              -----------           ------------          --------------          -----------
                              $   741,951            $ 2,001,601    (5)     $    688,139           $2,055,413
                              ===========           ============          ==============          ===========
Reserve for inventory
shrinkage & obsolescence      $   200,000           $    485,629    (6)   $    ---------          $   685,629
                              ===========           ============          ==============          ===========

(1) Net of reserves of $630,562 recorded in connection with the RBFI acquisition.
(2) Net of reserves recorded in connection with: RBFI acquisition: $833,433 BAV acquisition: $100,000 AdM acquisition: $1,000,000
(3) Net of reserves of $1,500,000 recorded in connection with the AdM acquisition.
(4) Includes $600,000 recorded in connection with the AdM acquisition.
(5) Net of reserves of $1,556,275 recorded in connection with the FHBH acquisition.
(6) Includes $303,665 recorded in connection with the FHBH and Perry Ellis acquisitions.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS

          Col. A                Col. B.           Col.C            Col.D                Col.E            Col.F

       Category of           Balance at end     Weighted          Maximum              Average           Weighted
        aggregate              of period         average           amount              amount            average
        short-term                              interest        outstanding          outstanding        interest
        borrowings                              rate (4)         during the           during the       during the
                                                                   period               period         period (5)
---------------------------------------------------------------------------------------------------------------------
March 31, 1997
Notes Payable
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

(3) Loans of $4,289,316 from Finova, $560,000 from the National Bank of Kuwait, $81,004 from Eagle National Bank, as well as overdraft and receivable facilities of $1,843,074 granted by French banks.

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