Form 10-K
period 1998-03-31
PARLUX FRAGRANCES INC
filed 1998-07-21
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          -------------------------------------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For Fiscal Year Ended March 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from ____________to _______________

                         Commission File Number 0-15491
  Parlux Fragrances, Inc.
  -----------------------
  (Exact name of registrant as specified in its charter)

  Delaware                                              22-2562955
  ---------------------------------          ----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

  3725 SW 30th Avenue, Ft. Lauderdale, FL                       33312
  ---------------------------------------                      --------
  (Address of principal executive offices                     (zip code)

  (Registrant's telephone number, including area code)     (954)   316-9008
                                                           ----------------

  Securities registered pursuant to Section 12(b) of the Act:

  Title of Class                        Name of Exchange on which registered
  --------------                        ------------------------------------
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

  Yes  X    No______
      ----

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

  Class                                        Outstanding at June 30, 1998
  -------------------------                    ----------------------------
  Common Stock, $ .01 par value                14,755,319
                                               ----------

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $24,557,730 based on a closing price of $1.875 for the Common Stock as of June 30, 1998 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Item 1.  BUSINESS

         Parlux Fragrances, Inc. (the Company), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores and national department stores. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. The Company's products are positioned primarily in the prestige segment. Additionally, the Company manufactures and distributes certain brands through Perfumania Inc., a related party national chain which is a leading specialty retailer of fragrances. Currently, the Company engages in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, BARYSHNIKOV and PHANTOM fragrances and grooming items on an exclusive worldwide basis as a licensee. See "Licensing Agreements" on pages 5 and 6 for further discussion. Additionally, the Company manufactures, distributes and sells four of its own brands, including ANIMALE fragrance, on a worldwide basis.

Restatement of Net Income and Net Income Per Share to Reflect SEC Announcement and for Debt Extinguishment
------------------------------------------------------------------------------

         In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has complied with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 as previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

Recent Developments
-------------------

         In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of March 31,1998, the Company has repurchased under all phases a total of 2,450,755 shares at a cost of $5,760,777 (2,653,159 shares at a cost of $6,198,288 through June 30, 1998). The accompanying consolidated balance sheets also include treasury stock transactions prior to fiscal 1996.

         On March 3, 1998, the Company entered into a long-term agreement to license the worldwide cosmetic/fragrance rights for the Alexandra de Markoff
(AdM) brand to Cosmetic Essence, Inc. See Note 6 to the accompanying consolidated financial statements for further discussion.

         In March 1998, with the licensing of AdM, the further intent to license BAL A VERSAILLES and the discontinuation of TODD OLDHAM and certain other marginal brands and products, the Company announced that the costs related to these brand and product discontinuations of approximately $9,224,000 would be recorded in the quarter ended March 31, 1998. The charge relates mainly to write-offs of inventory and advertising material. See Note 2 to the accompanying consolidated financial statements for further discussion.

         On June 10, 1998, the Company entered into a long-term agreement to license the worldwide fragrance rights to the BAL A VERSAILLES/JEAN DESPREZ brands to Genesis International Marketing Corporation. See Note 6 to the accompanying consolidated financial statements for further discussion.

THE PRODUCTS

         The Company's principal products are fragrances. Each fragrance is distributed in a variety of sizes and packaging. In addition, each fragrance line may be complemented by beauty-related products such as soaps, deodorants, body lotions, cremes and dusting powders. The Company's basic products generally retail at prices ranging from $20 to $215 per item.

         The Company designs and creates fragrances using its own staff and independent contractors. It also supervises the design of its packaging by independent contractors. During fiscal 1998, the Company completed the design process for FRED HAYMAN'S "HOLLYWOOD" for women, which was launched in the fall of 1997. The Company is currently developing FRED HAYMAN'S "HOLLYWOOD For Men" for a launch prior to Christmas 1998, as well as PERRY ELLIS "PORTFOLIO" for a 1999 launch.

         During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:


                                                      Fiscal 1998         Fiscal 1997          Fiscal 1996
                                                      -----------         -----------          -----------
PERRY ELLIS                                                   56%                 48%                  39%
FRED HAYMAN                                                   17%                 13%                  20%
ALEXANDRA DE MARKOFF                                          12%                 14%                   3%
ANIMALE                                                       11%                 15%                  15%

MARKETING AND SALES

         In the United States, the Company has established its own sales and marketing staff, and also utilizes independent sales representatives for certain channels of distribution. The Company sells directly to retailers, primarily national and regional department stores and specialty stores, which it believes will maintain the image of its products as prestige fragrances. The Company's products are sold in over 1,800 retail outlets in the United States. Additionally, the Company sells products to Perfumania, Inc., a related party, which is a leading specialty retailer of fragrances with over 250 retail outlets principally located in manufacturers' outlet malls and regional malls.

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

RAW MATERIALS

         Raw materials and components for the Company's products are available from sources in the United States and Europe. The Company uses third party contract manufacturers to produce finished products. During the fiscal year ended March 31, 1998, the Company completed the transition of its contract manufacturing in France to the United States.

         To date, the Company has had little difficulty obtaining raw materials at competitive prices. The Company has no reason to believe that this situation will change in the near future, but there can be no assurances that this will continue.

SEASONALITY

         Typical of the fragrance industry, the Company has its highest sales during the calendar year end holiday season. Lower than projected sales during this period could have a material adverse affect on the Company's operating results.

INDUSTRY PRACTICES

         It is an industry practice in the United States for businesses that market cosmetics and fragrances to department stores to provide the department stores with rights to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience; however, no assurances can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances made by the Company, sales will be reduced when such fact becomes known.

CUSTOMERS

         The Company concentrates its sales efforts in the United States in specialty stores, such as Nordstrom's and Neiman Marcus and a number of regional department store retailers including, among others, Lord & Taylor, Mercantile, Macy's, Foley's, J.L. Hudson, and Bloomingdales. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         Sales to Perfumania, a company in which the Company's Chairman of the Board and Chief Executive Officer has an ownership interest, amounted to $21,939,235 for the fiscal year ended March 31, 1998. Net amounts owed by Perfumania to the Company amounted to $17,973,197 at March 31, 1998. The loss of Perfumania as a customer could have a material adverse effect on the operations of the Company.

FOREIGN AND EXPORT SALES

         A significant portion of the Company's international sales and exports had previously been made through its wholly-owned French subsidiary, Parlux S.A. ("S.A.") Net sales to unaffiliated customers by S.A. were $2,128,698, $12,776,773 and $9,101,611 for fiscal years ended March 31, 1998, 1997, and
1996, respectively. As of March 31, 1998, all of S.A.'s operations have been transitioned to the Company's South Florida location.

LICENSING AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute in December 1994. The Perry Ellis license is entering its thirteenth year, and is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met, and based on the Company's current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

BARYSHNIKOV: The Company assumed the Baryshnikov license as part of the Richard Barrie Fragrances acquisition, pursuant to which the Company has the exclusive right to manufacture and distribute fragrances and personal care products using the Baryshnikov trademark. The license has recently been renewed through March 31, 2001 and is further renewable for a subsequent three-year period upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products.

PHANTOM: In 1998, the Company entered into an exclusive worldwide agreement with Creative Fragrances, Inc. for the worldwide manufacturing and distribution rights to PHANTOM covering men's and women's fragrances and beauty related products. The agreement expires in April 2003. Royalties are payable at 5% of net sales. There are no minimum sales or advertising requirements.

VICKY TIEL: In September 1992, the Company entered into an exclusive worldwide license agreement with VICKY TIEL S.A. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the VICKY TIEL trademark for an initial five-year period, renewable for a subsequent five-year period upon achieving specified sales or minimum royalty levels.

On August 8, 1997, the Company consummated the sale of certain assets relating to the VICKY TIEL brands to Five Star Fragrances Company, Inc. ("FSF") for approximately $680,000, which approximated the net book value of assets sold. The Company sold to FSF all inventories, fixed assets and licenses related to the brands, and FSF assumed certain liabilities for purchase orders issued prior to August 8, 1997.

TODD OLDHAM: In December 1992, the Company entered into an exclusive worldwide licensing agreement with L-7 Designs, Inc. in which the Company secured the rights to manufacture and distribute fragrances and beauty care products using the TODD OLDHAM trademark for an initial contract period ending March 31, 1997, renewable for subsequent three-year and four-year periods upon achieving specified sales or minimum royalty levels. The license required the payment of royalties and the spending of certain minimum amounts for advertising based upon net sales levels.

The initial three-year period expired March 31, 1997, and the Company informed the Licensor that it would not renew the agreement. In accordance with the licensing agreement, the Company produced and sold the TODD OLDHAM trademarked products until March 31, 1998, with no sales or advertising minimums. In addition, the Company was required to destroy all remaining unsold inventory and advertising material relating to the trademarked products. Sales of TODD OLDHAM products represented less than 1% and 2% of total Company net sales for the fiscal years ended March 31, 1998 and 1997, respectively. The Company incurred a loss of approximately $3,200,000 as a result of terminating the agreement.

SUMMARY: The Company believes it is presently in compliance with all material obligations under the above agreements. There can be no assurance the Company will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         The Company owns the worldwide trademarks and distribution rights to ANIMALE, BAL A VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF for products other than fragrances and cosmetics. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks. Additionally, royalties are payable to the Company by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 6 to the accompanying consolidated financial statements for further discussion. The Company has the rights to license certain of these trademarks for all classes of merchandise.

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

         There are no pending and, to the best of the Company's knowledge, no threatened product liability claims. Over the past ten years, the Company has not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

COMPETITION

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. The Company believes that the quality of its fragrance products, as well as its ability to develop, distribute and market new products, will enable it to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. However, there are products which are better known than the products distributed by the Company. There are also companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than the Company, as well as greater name recognition, and the ability to develop and market products similar to, and competitive with, those distributed by the Company.

EMPLOYEES

         As of March 31, 1998, the Company had 136 full-time and part-time employees, which reflects the reduction in staffing requirements resulting from the licensing of the AdM cosmetic line. Of these, 21 were engaged in worldwide sales activities, 66 in operations, administrative and finance functions and 49 in warehousing and distribution activities. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives.

         During June 1993, the Company established a 401-K Plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information system hardware consists of an IBM AS 400, coupled with networked personal computer work stations. The Company is currently upgrading its JD Edwards software to the latest release, which will be "year 2000" compliant. In addition, the Company is upgrading its hardware to support the new release and other business applications. Management anticipates that the upgrades will be completed no later than September 30, 1998, and costs to complete the project are estimated at $300,000. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Nevertheless, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk.

Item 2.  PROPERTIES

         In November 1995, the Company moved its corporate headquarters and domestic operations from a 38,500 square foot leased facility in Pompano Beach, Florida to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The annual lease cost of the facility is approximately $600,000, with the lease covering a ten-year period.

         On February 10, 1997, the Company consummated an agreement with Cosmetic Essence, Inc., one of the Company's third-party fillers, to sublease the manufacturing and distribution areas (78,000 square feet), and purchase certain fixed assets, at its 90,000 square foot facility in Orange, Connecticut, which lease was assumed as part of the Richard Barrie Fragrances, Inc. ("RBF") acquisition. The Company's aggregate liability, net of the sublease, was approximately $262,500 during the remaining period of the lease, which was recorded as part of the Company's restructuring charge during the quarter ended March 31, 1997. The Company is actively seeking to sublease the remaining 12,000 square feet of office space under this lease, which expires on December 31, 1998.

         All of the remaining distribution and warehousing activities previously performed at the Connecticut facility were consolidated in Fort Lauderdale. In connection therewith, the Company leased an additional 26,600 square feet of warehouse space adjacent to its corporate headquarters at an annual cost of approximately $170,000. The lease was to expire in March 2002. With additional capacity being provided from the discontinuation of certain brands and licensing of the AdM brand, the Company vacated the premises in November 1997 and paid $155,000 to cancel the lease and has no further liability under this lease.

         Effective October 1, 1996, the Company entered into an agreement with Hirel Holdings, Inc. ("Hirel"), a publicly traded company, to sublease the Company's previous corporate headquarters and distribution center in Pompano Beach, Florida, for the approximate lease commitment, including escalations. Hirel encountered financial difficulties and vacated the premises in June 1998. On June 30, 1998, the Company entered into a new agreement with Panache Party Rentals to sublease the premises for the remaining lease commitment at the same rental rates included in the Company's original lease.

         The Company's French subsidiary leased approximately 1,500 square feet under an operating lease which provided for annual rentals equivalent to approximately $42,000, which was to terminate in 1999. In connection with the closing of the French operations, the Company vacated the premises and paid $20,000 to cancel the lease and has no further liability under this lease.

Item 3.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no proceedings pending against the Company or any of its properties which, if determined adversely to the Company, would have a material effect on the Company's financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any actions for shareholders' approval during the quarter ended March 31, 1998 and through June 30, 1998.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

         The Company's Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") National Small Cap List market since February 26, 1987 and commenced trading on the NASDAQ National Market on October 24, 1995. All share references have been retroactively adjusted to reflect the two-for-one stock split effected on November 3, 1995.

         The Company believes that the number of beneficial owners of its common stock is approximately 5,000.

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for the Company's securities available for each quarter of the last two years and the interim period from April through June 1998. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                 Fiscal Quarter                        Common Stock
                 --------------                        ------------
                                                      High        Low
                                                      ----        ---
           First (April/June) 1996                  $15.250     $9.000
           Second (July/Sept.) 1996                  11.250      4.125
           Third (Oct./Dec.) 1996                     4.563      3.063
           Fourth (Jan./Mar.) 1997                    4.750      2.313

           First (April/June) 1997                    3.313      2.938
           Second (July/Sept.) 1997                   2.938      1.875
           Third (Oct./Dec.) 1997                     2.313      1.313
           Fourth (Jan./Mar.) 1998                    2.000      1.500

           First  (April/June) 1998                   2.969      1.750

The Company has not paid a cash dividend on its common stock nor does it contemplate paying any dividends in the near future.

Item 6.  SELECTED FINANCIAL DATA

           The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent certified public accountants. Consolidated balance sheets at March 31, 1997 and 1998 and the related consolidated statements of operations and of cash flows for the three years ended March 31, 1998 and notes thereto appear elsewhere in this Annual Report on Form 10-K.


For the Year Ended March 31,         (in thousands of dollars, except per share data)
----------------------------
                                  1998        1997        1996       1995       1994
                                  ----        ----        ----       ----       ----
Net sales                      $ 62,369    $ 87,640    $ 67,727   $ 38,209   $ 25,366
Costs/operating exp              73,911      84,321      53,539     31,208     23,071
Operating income (loss)         (11,542)      3,319      14,188      7,001      2,295
Net income (loss) (1)            (8,687)     (3,278)      4,972      4,231      1,362
Income (loss) per share (1):
   Basic (2)                   ($  0.53)   ($  0.22)   $   0.57   $   0.63   $   0.24
   Diluted (2)(3)                                      $   0.48   $   0.54   $   0.22

(1) As disclosed in Note 8 to the consolidated financial statements, the net income and net income per share information for 1997 and 1996 has been restated to account for the value attributable to the beneficial conversion feature on certain convertible debentures issued during fiscal 1996 and 1997.
(2) Years 1994-1997 have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128.
(3) The calculation of diluted loss per share was not required for fiscal 1998 and 1997 since it would be antidilutive.

At March 31,                       1998      1997        1996       1995       1994
------------                       ----      ----        ----       ----       ----

Current assets                  $66,509     $81,205     $67,666    $31,955    $18,514
Current liabilities              30,185      31,885      36,866     27,113     14,679
Working capital                  36,324      49,320      30,800      4,842      3,835
Trademarks, licenses and
 goodwill, net                   25,378      26,784      24,623     11,380      1,342
Long-term debt                    4,108       4,949       4,694      5,281          0
Total assets                     95,881     111,385      95,239     45,477     20,746
Total liabilities                34,713      37,266      51,641     32,394     14,678
Stockholders' equity             61,168      74,119      43,598     13,083      6,068

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

Comparison of the twelve-month period ended March 31, 1998 with the twelve-month period ended March 31, 1997
---------------------------------------------------------------------

         During the fiscal year ended March 31, 1998, net sales decreased 29% to $62,368,523 as compared to $87,640,006 in the same period in the prior year. The decrease was primarily due to: 1) a decrease of $12,689,213 (75%) in Perry Ellis "America" brand fragrance and Perry Ellis brand cosmetics gross sales, which were initially launched in the prior year. Net sales were further impacted by $1,933,264 in returns accepted in the current period for these brands; 2) gross sales of Alexandra de Markoff (AdM) brand cosmetics decreased 40% to $7,813,381, as compared to $12,951,646 in the prior year, due mainly to out-of-stock situations relating to the transfer of manufacturing from Revlon (from whom the Company purchased the AdM brand) to third party manufacturers (effective March 3, 1998, the Company has licensed the AdM brand to an unrelated third party); 3) gross sales of discontinued brands (Francesco Smalto, Todd Oldham and Vicky
Tiel) decreased $5,030,551 during the period; and 4) a 3% decrease in gross sales of all brands other than those noted above from $57,525,949 in the prior year to $55,960,523 in the current year.

         Net sales to unrelated customers (which were directly affected by the out-of-stock situation discussed above) decreased 32% to $40,429,288 in the current period compared to $59,799,669 in the same period in the prior year, while sales to related parties decreased 21% to $21,939,235 compared to $27,840,337 in accordance with the Company's strategic plan to reduce its dependence on sales to related parties.

         Cost of goods sold for the fiscal year ended March 31, increased to 56% of net sales as compared to 45% of net sales in the same period in the prior year. The current fiscal year includes approximately $8,195,000 in costs related to discontinuing certain brands and products, and to the closeout of Todd Oldham merchandise at below cost. The year ended March 31, 1997 included approximately $5,243,000 in costs involved with discontinuing certain brands and closing distribution centers. See Note 2 to the accompanying consolidated financial statements for further discussion of the restructuring charges. Without the effect of these restructuring charges in both years, cost of goods sold would have been 43% and 39%, respectively. The increase in fiscal 1998 was mainly attributable to the sale of Todd Oldham merchandise at below cost during the final year of the license agreement. Cost of goods sold for sales to unrelated customers and related parties approximated 38% and 52%, respectively, during the fiscal year ended March 31, 1998, as compared to 33% and 51%, respectively in the prior year, excluding the effect of special charges.

         Operating expenses decreased by 14% compared to the prior fiscal year from $45,138,306 to $38,682,537 but increased as a percentage of sales from 51% to 62%. Advertising and promotional expenses decreased 26% to $17,887,892 compared to $24,245,502 in the prior year period, reflecting a reduction in print advertising and promotional expenses for the U.S. department and specialty store business resulting mainly from Perry Ellis and AdM brand activities. The prior year period included increased promotional activity related to the launch of the Perry Ellis "America" brand fragrances. Selling and distribution costs decreased by 15% to $7,927,418 in the current fiscal period as compared to $9,381,306 in the same period of the prior fiscal year, but increased as a percentage of net sales from 11% to 13%. This percentage of sales increase was mainly attributable to the reduction in sales previously discussed, which resulted in a lower sales base to absorb these relatively fixed costs, and approximately $147,000 in severance costs relating to significant staff reductions in connection with discontinuing certain brands and products coupled with the licensing of AdM. General and administrative expenses increased by 13% compared to the prior year period from $6,468,586 to $7,295,236, increasing as a percentage of net sales from 7% to 12%. The increase was attributable to approximately $900,000 in bad debts relating to the bankruptcy of two customers, approximately $125,000 of costs in connection with the closing of the Company's French operations, and approximately $154,000 in severance costs relating to the previously mentioned staff reductions. Depreciation and amortization increased by $257,751 which was mainly attributable to a full period amortization of the goodwill from the Richard Barrie Fragrances, Inc. acquisition which occurred on June 28, 1996. Royalties increased to $2,684,441 for the current period compared to $2,413,113 in the prior year, and increased as a percent of sales from 3% in the prior year to 4% in the current year. The increase was due to a higher mix of PERRY ELLIS brand sales in the current period.

         As a result of the above, the Company incurred an operating loss of $11,542,014 for the fiscal year ended March 31, 1998, compared to operating income of $3,318,535 for the comparable period in the prior year.

         Interest expense decreased by 66% to $2,241,170 in the current fiscal year as compared to $6,531,419 in the same period in the prior year due to the non-cash interest charge in the prior year of $4,355,791 to account for the beneficial conversion feature of convertible debt (See Note 8 to the consolidated financial statements). Exchange gains were $108,289 in the current year as compared to a gain of $595,045 in the same period in the prior year.

         As a result of the above, the loss before income taxes increased to $13,674,895 for the current period compared to a loss of $2,617,839 in the same period in the prior year. The Company recorded a tax benefit of $4,987,972 in the current fiscal year as compared to a tax expense of $660,081 in the prior year, which reflects the non-deductible nature of the non-cash interest charge in fiscal 1997. As a result, the Company reported a net loss of $8,686,923 for the fiscal year ended March 31, 1998, as compared to a loss of $3,277,920 for fiscal year ended March 31, 1997.

Comparison of the twelve-month period ended March 31, 1997 with the twelve-month period ended March 31, 1996
-------------------------------------------------------------------------------

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

         Cost of goods sold increased as a percentage of net sales from 42% for the fiscal year ended March 31, 1996 to 45% for the fiscal year ended March 31, 1997, which was mainly attributable to the costs involved in discontinuing certain brands and closing distribution centers in the last quarter of the fiscal year. These costs totaled approximately $5,243,000. Without the effects of the restructuring costs, cost of goods sold in the fiscal year ended March 31, 1997 would have been 39%. Cost of goods sold on sales to unrelated customers and related parties approximated 33% and 51%, respectively, excluding the effect of the restructuring costs. All of the Company's products are manufactured by third parties. For fiscal 1997, approximately 2% of the Company's products were manufactured in France, and the Company has consolidated its manufacturing, warehousing and shipping in the United States, to achieve cost reductions through consolidation.

         Operating expenses increased 80% to $45,138,306 for the year ended March 31, 1997 compared to $25,099,294 in the prior year, and as a percentage of sales were 51% in fiscal 1997 compared to 37% in the prior year. Management does not expect this adverse trend to continue as significant expenses were incurred in fiscal 1997 to promote goodwill with certain of the Company's U.S. department and specialty store customers. The major portion of the increase was due to advertising and promotional expenses which increased by 87% to $24,245,502 compared to $12,942,647 in fiscal 1996, reflecting the investments required to launch new brands, particularly Perry Ellis "America", the full year support costs for AdM and increased promotional expenses in connection with the U.S. department and specialty store business. Selling and distribution costs increased by 84%, and as a percentage of sales increased from 8% in the prior fiscal year to 11% currently. This was partially due to costs of approximately $522,000 in connection with terminating warehousing and distribution operations in Connecticut and France and certain duplicate costs from maintaining two domestic facilities until March 1997. General and administrative costs increased by 53% in fiscal 1997 compared to the prior year, and increased as a percentage of net sales from 6% to 7%. The increases were mainly attributable to the full year's effect of staff additions during the last quarter of fiscal 1996 and increased support required for the AdM cosmetic line. Depreciation and amortization almost doubled in fiscal 1997 compared to the prior year reflecting a full period amortization of goodwill from the AdM and BAV acquisitions which occurred in December 1995 an March 1996, respectively. Royalty expense increased by 61% in fiscal 1997 compared to the prior year, principally due to the royalties required on the sale of Perry Ellis brand products, and increased to 3% of net sales as compared to 2% in the prior year.

         As a result of the above, operating income decreased by 77% to $3,318,535 or 4% of net sales for the year ended March 31, 1997, compared to $14,187,843 or 21% of net sales in the prior year.

         Interest expense increased by 39% to $6,531,419 for fiscal 1997 compared to $4,685,622 for fiscal 1996 due to increased borrowing levels and an increase in the non-cash charge to account for the beneficial conversion feature of convertible debt to $4,355,791 for fiscal 1997 compared to $2,800,210 in the prior year (See Note 8 to the consolidated financial statements). Excluding the effect of the non-cash interest charges, interest decreased from 3% of net sales in the prior year to 2% in the current year. Exchange gains were $595,045 for fiscal 1997 compared to exchange gains of $234,074 in the prior year, due to the weakening of the French franc against the U.S. dollar and the Company's net French franc liability position.

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

Liquidity and Capital Resources
-------------------------------

         Working capital decreased to $36,323,891 at March 31, 1998 from $49,320,272 at March 31, 1997. The decrease was mainly attributable to the net loss incurred during the period as a result of the fourth quarter restructuring charge of approximately $9,224,000, coupled with the purchase of approximately $4,000,000 in treasury stock as discussed below. In addition, the Company sold the AdM inventory to the new licensee. Approximately $1,853,000 of the receivable is classified as long-term as of March 31, 1998.

         In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of March 31,1998, the Company has repurchased under all phases a total of 2,450,755 shares at a cost of $5,760,777 (2,653,159 shares at a cost of $6,198,288 through June 30, 1998). The accompanying consolidated balance sheets also include additional treasury stock transactions prior to fiscal 1996.

         In May 1997, the Company entered into a three-year loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation
(GECC). Under the Credit Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

         GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. During the fiscal year ended March 31, 1998, the Company was not in compliance with certain financial covenants relating to "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum tangible net worth and minimum fixed charge coverage ratio, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has agreed to waive this noncompliance through June 30, 1998, and has amended the Credit Agreement to reflect changes in certain covenants going forward.

         The Company had overdraft and trade financing facilities aggregating 18,150,000 French francs (approximately $3,220,000 as of March 31, 1997), which were fully utilized at March 31, 1997. These credit facilities were repaid during fiscal 1998.

         The Company incurred a loss of approximately $8,686,923 during the fiscal year ended March 31, 1998. As indicated above, the Company, as part of its Credit Agreement, is subject to certain financial covenants among others, regarding EBITDA and tangible net worth, as defined. If the Company is not able to return to profitability and be able to meet the newly revised covenants, the Credit Agreement may become payable on demand, and if unable to secure alternative financing, the Company's operations and possibly the realization of certain of its assets may be impaired. Management believes that, based on current circumstances and the recent restructuring activities which will reduce future overhead, the Company will be able to meet the revised covenants and funds from operations, the income tax refund and the Credit Agreement will be sufficient to fund the Company's operating needs.

New Accounting Pronouncements
-----------------------------

         During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 1997.

         SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management does not expect SFAS No. 130 and 131 to have a significant impact on the Company's reporting and disclosure requirements in fiscal 1999.

Impact of Currency Exchange and Inflation
-----------------------------------------

         The Company's business operations were positively affected in the amount of $108,289, $595,045 and $234,074 in the fiscal years ended March 31, 1998, 1997 and 1996, respectively, due to the movement of the French franc vs. the U.S. dollar.

         Prior to March 31, 1998, the Company's sales and purchases were virtually all in U.S. dollars or French francs. A weakening of the French franc vis-a-vis the U.S. dollar resulted in exchange rate gains for the Company. Conversely, a strengthening of the French franc vis-a-vis the U.S. dollar resulted in exchange rate losses for the Company.

         The Company monitors exchange rates on a daily basis and regularly seeks to evaluate long-term expectations for the French franc in order to minimize its exchange rate risk.

         The Company has completed the centralization of manufacturing in the United States and closed its French operations which will minimize the currency exchange impact in the future.

Item 8.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1. The financial statement schedules are listed in the Index to Financial Statements on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.

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

         2.  Financial Statement Schedules
         See Index to Financial Statements beginning on Page F-1 of this annual report.

         3.  Exhibit Index
         The following exhibits are attached:

4.24 Amendment No. 1 dated July 9, 1998 to Credit Agreement, dated May 23, 1997, between the Company and General Electric Capital Corporation.

10.46 Licensing Agreement dated as of March 3, 1998 between the Company and Cosmetic Essence, Inc.

10.47 Licensing Agreement dated as of June 9, 1998 between the Company and Genesis International Marketing Corporation.

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule ( for SEC use only )

(b)      Reports on Form 8-K
         There were no reports on Form 8-K during the fiscal year ended March 31, 1998.

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

          Notes to Consolidated Financial Statements                   F-7

          FORM 10-K SCHEDULES:

          Schedule VIII - Valuation and Qualifying Accounts            F-26

          Schedule IX - Short-term Bank Borrowings                     F-27


          All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.
                                       F-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and
Shareholders of Parlux Fragrances, Inc.

In our opinion, the consolidated financial statements listed in the index referred to under Item 14(a)(1) and (2) on page 18 and appearing on page F-1 present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Miami, Florida
July 20,  1998

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,               March 31,
ASSETS                                                                     1998                     1997
---------------------------------------------------------          -----------------    ---------------------
                                                                                        (As Restated, Note 8)
CURRENT ASSETS:
  Cash and cash equivalents                                                $205,760                 $191,486
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,170,000 and $2,494,000
   in 1998, and 1997, respectively                                        9,403,548               14,289,841
  Trade receivables from related parties                                 17,973,197               22,862,335
  Inventories, net                                                       24,629,669               35,595,323
  Prepaid expenses and other current assets                               9,949,959                8,266,126
  Income tax receivable                                                   4,347,134                     -
                                                                        ------------            -------------

    TOTAL CURRENT ASSETS                                                 66,509,267               81,205,111
Equipment and leasehold improvements, net                                 2,020,741                3,253,800
Trademarks, licenses and goodwill, net                                   25,378,263               26,783,807
Other                                                                     1,972,794                  142,526
                                                                        ------------            -------------

    TOTAL ASSETS                                                        $95,881,065             $111,385,244
                                                                        ============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                           $17,853,772              $12,665,065
  Accounts payable                                                        9,674,407               11,904,808
  Accrued expenses                                                        2,033,090                1,622,966
  Income taxes payable                                                      624,107                5,692,000
                                                                        ------------            -------------

    TOTAL CURRENT LIABILITIES                                            30,185,376               31,884,839
Borrowings, less current portion                                          4,107,618                4,949,230
Deferred tax liability                                                      419,632                  432,440
                                                                        ------------            -------------

    TOTAL LIABILITIES                                                    34,712,626               37,266,509
                                                                        ------------            -------------

COMMITMENTS  AND CONTINGENCIES                                                -                         -
                                                                        ------------            -------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding
  Common stock, $0.01 par value, 30,000,000
   shares authorized,  17,447,478 shares issued                             174,475                  174,475
  Additional paid-in capital                                             73,007,949               73,007,949
  Retained earnings (accumulated deficit)                                (5,764,404)               2,922,519
  Cumulative translation adjustment                                        (355,331)                (103,562)
                                                                        ------------            -------------
                                                                         67,062,689               76,001,381
  Less - 2,489,755 and 420,055 shares of common stock in treasury,
   at cost, in 1998 and 1997, respectively                               (5,894,250)              (1,882,646)
                                                                        ------------            -------------

    TOTAL STOCKHOLDERS' EQUITY                                           61,168,439               74,118,735
                                                                        ------------            -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $95,881,065             $111,385,244
                                                                        ============            =============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Year Ended March 31,
                                                  -------------------------------------------

                                                      1998            1997           1996
                                                  -------------------------------------------
                                                              (As Restated, Note 8)
Net sales:
   Unrelated customers                             $40,429,288    $59,799,669    $41,539,466
   Related parties                                  21,939,235     27,840,337     26,187,460
                                                  -------------------------------------------

                                                    62,368,523     87,640,006     67,726,926

Cost of goods sold                                  35,228,000     39,183,165     28,439,789
                                                  -------------------------------------------

Gross margin                                        27,140,523     48,456,841     39,287,137
                                                  -------------------------------------------

Operating expenses:
  Advertising and promotional                       17,887,892     24,245,502     12,942,647
  Selling and distribution                           7,927,418      9,381,306      5,101,897
  General and administrative                         7,295,236      6,468,586      4,228,257
  Depreciation and amortization                      2,887,550      2,629,799      1,324,361
  Royalties                                          2,684,441      2,413,113      1,502,132
                                                  -------------------------------------------

  Total operating expenses                          38,682,537     45,138,306     25,099,294
                                                  -------------------------------------------

Operating income (loss)                            (11,542,014)     3,318,535     14,187,843

Interest expense and bank charges                    2,241,170      6,531,419      4,685,622
Exchange gains                                        (108,289)      (595,045)      (234,074)
                                                  -------------------------------------------

Income (loss) before income taxes                  (13,674,895)    (2,617,839)     9,736,295

Income tax provision (benefit)                      (4,987,972)       660,081      4,763,814
                                                  -------------------------------------------

Net income (loss)                                  ($8,686,923)   ($3,277,920)    $4,972,481
                                                  -------------------------------------------





Earnings (loss) per common share:
     Basic                                          ($0.53)         ($0.22)         $0.57
                                                  -------------------------------------------
     Diluted                                        ($0.53)         ($0.22)         $0.48
                                                  -------------------------------------------

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              (As Restated, Note 8)



                                                                             COMMON STOCK                                 RETAINED
                                                                         -------------------            ADDITIONAL        EARNINGS
                                                                     NUUMBER              PAR            PAID-IN       (ACCUMULATED
                                                                     ISSUED              VALUE           CAPITAL            DEFICIT)
                                                               -------------      --------------      -------------    -------------


BALANCE at April 1, 1995                                          3,490,214             $34,902        $11,563,537        $1,271,947

  Net income                                                             -                  -                   -          4,972,481
  Issuance of common stock upon exercise of:
   Employee stock options                                            11,175                 112             33,910              -
   Warrants                                                       1,056,916              10,569          3,006,022              -
  Sale of stock in private placements                             1,001,514              10,015          7,605,570              -
  Stock issued in connection with the acquisition of assets         424,000               4,240          3,739,760              -
  Conversion of debentures, net of unamortized debt                                                                             -
   issuance costs                                                 1,073,688              10,737          6,932,408
  Beneficial conversion feature of debentures                                                            4,303,320
  Adjustment for stock split                                      4,398,919              43,989                 -           (43,989)
  Foreign currency translation adjustment                               -                   -                   -               -
                                                               -------------      --------------      -------------    -------------

BALANCE at March 31, 1996 (As Restated, Note 8)                  11,456,426             114,564         37,184,527        6,200,439

  Net loss                                                              -                  -                    -        (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                            14,500                 145             18,448              -
   Options                                                          176,000               1,760          1,406,240              -
   Warrants                                                          60,000                 600            415,650              -
  Stock issued in connection with the acquisition of assets         370,000               3,700          3,002,550              -
  Conversion of debentures, net of unamortized debt
   issuance costs                                                 5,370,552              53,706         29,029,501              -
  Beneficial conversion feature of debentures                                                            2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                                 (901,648)
  Foreign currency translation adjustment                               -                   -                   -               -
  Purchase of 381,055 shares of treasury stock, at cost                 -                   -                   -               -
                                                               -------------      --------------      -------------    -------------

BALANCE at March 31, 1997 (As Restated, Note 8)                  17,447,478             174,475         73,007,949        2,922,519

  Net loss                                                              -                  -                   -         (8,686,923)
  Foreign currency translation adjustment
  Purchase of 2,069,700 shares of treasury stock, at cost

                                                               =============      ==============      =============    =============
Balance at March 31, 1998                                        17,447,478            $174,475        $73,007,949      ($5,764,404)
                                                               =============      ==============      =============    =============


(re-stubbed table)
                                                                CUMULATIVE
                                                                TRANSLATION         TREASURY
                                                                 ADJUSTMENT          STOCK              TOTAL
                                                               -------------    --------------      -------------


BALANCE at April 1, 1995                                            $345,753        ($133,472)       $13,082,667

  Net income                                                            -                 -            4,972,481
  Issuance of common stock upon exercise of:
   Employee stock options                                               -                 -               34,022
   Warrants                                                             -                 -            3,016,591
  Sale of stock in private placements                                   -                 -            7,615,585
  Stock issued in connection with the acquisition of assets             -                 -            3,744,000
  Conversion of debentures, net of unamortized debt                     -                 -
   issuance costs                                                                                      6,943,145
  Beneficial conversion feature of debentures                                                          4,303,320
  Adjustment for stock split                                            -                 -                  -
  Foreign currency translation adjustment                         (163,506)               -             (163,506)
                                                               -------------    -------------      --------------

BALANCE at March 31, 1996 (As Restated, Note 8)                     182,247         (133,472)         43,548,305

  Net loss                                                              -                 -           (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                               -                 -               18,593
   Options                                                              -                 -            1,408,000
   Warrants                                                             -                 -              416,250
  Stock issued in connection with the acquisition of assets             -                 -            3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                       -                 -           29,083,207
  Beneficial conversion feature of debentures                                                          2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                               (901,648)
  Foreign currency translation adjustment                          (285,809)              -             (285,809)
  Purchase of 381,055 shares of treasury stock, at cost                 -         (1,749,174)         (1,749,174)
                                                               -------------    -------------      --------------

BALANCE at March 31, 1997 (As Restated, Note 8)                    (103,562)      (1,882,646)         74,118,735

  Net loss                                                             -                 -            (8,686,923)
  Foreign currency translation adjustment                          (251,769)                            (251,769)
  Purchase of 2,069,700 shares of treasury stock, at cost                         (4,011,604)         (4,011,604)

                                                               =============    =============      ==============
Balance at March 31, 1998                                         ($355,331)     ($5,894,250)        $61,168,439
                                                               =============    =============      ==============

                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year ended March 31,
                                                                                ------------------------------------------

                                                                                   1998             1997          1996
                                                                                ------------   ------------   ------------
                                                                                                 (As Restated, Note 8)
Cash flows from operating activities:
Net income (loss)                                                               ($8,686,923)   ($3,277,920)    $4,972,481
                                                                                ------------   ------------   ------------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                                     2,898,227      2,784,790      1,563,673
Loss on disposal of equipment                                                         8,707        137,971     -
Net deferred tax benefit                                                            (12,808)    (1,103,817)        (4,184)
Beneficial conversion feature of debentures                                      -               3,454,143      2,800,210
Changes in assets and liabilities net of effect of acquisitions:
   Decrease (increase) in trade receivables - customers                           4,886,293     (4,107,535)    (7,900,097)
   Decrease (increase) in trade receivables - related parties                     4,889,138     (9,379,912)    (8,588,713)
   Decrease (increase) in inventories                                             6,700,220      1,451,721    (15,371,203)
   Decrease (increase) in prepaid expenses and other current assets                 105,087        954,549     (1,032,135)
   Increase in income taxes receivable                                           (4,347,134)    -              -
   Decrease (increase) in other non-current assets                                   22,931        296,061       (376,504)
   (Decrease) increase in accounts payable                                       (2,230,401)    (7,989,864)    11,401,204
   (Decrease) increase in accrued expenses and income taxes payable              (4,657,769)     1,296,895      2,726,637
   (Decrease) increase in advances from customers                                         -              -     (2,451,059)
                                                                                ------------   ------------   ------------

            Total adjustments                                                     8,262,491    (12,204,998)   (17,232,171)
                                                                                ------------   ------------   ------------

                      Net cash used in operating activities                        (424,432)   (15,482,918)   (12,259,690)
                                                                                ------------   ------------   ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                             (473,655)    (1,579,912)    (1,168,386)
Purchases of trademarks                                                             (76,489)       (19,309)       (82,122)
Cash received from brand licensing/sales:
  Alexandra de Markoff                                                              202,000
  Vicky Tiel                                                                        680,553
Cash paid in acquisitions:
  Alexandra de Markoff                                                                     -              -     (8,608,000)
  Richard Barrie Fragrances, Inc.                                                          -       (694,707)    -
  Bal a Versailles                                                                         -              -     (1,697,500)
                                                                                ------------   ------------   ------------

                      Net cash provided by (used in) investing activities           332,409     (2,293,928)   (11,556,008)
                                                                                ------------   ------------   ------------

Cash flows from financing activities:
(Payments) proceeds - S.A. overdraft facilities                                  (1,128,946)      (646,368)       145,450
(Payments) proceeds - S.A. financing facilities                                  (1,981,820)     1,188,890        579,731
(Payments) proceeds - notes payable Distr. de Perfumes Senderos                           0       (674,722)       674,722
(Payments) proceeds - notes payable related parties                                               (400,000)       300,000
Proceeds - note payable to GE Capital Corp.                                      16,818,951
(Payments) proceeds - revolving credit facility with Finova Capital Corp.        (7,878,091)     3,989,713       (127,352)
Payments to National Bank of Kuwait                                                       -              -       (560,000)
(Payments) proceeds from Eagle Bank                                                       -       (482,392)       401,378
Payments to Sanofi Beaute, Inc.                                                           -              -     (5,501,535)
Payments to Fred Hayman Beverly Hills                                              (514,873)      (478,510)      (202,480)
(Payments) proceeds - International Finance Bank                                   (567,653)       753,125              -
Payments - Parfums Jean Desprez                                                                 (2,553,360)             -
(Payments) proceeds - Lyon Credit Corporation                                      (320,869)       984,858              -
Payments - note payable to stockholder                                                            (148,545)             -
(Payments) proceeds  - other notes payable                                          (79,604)       122,450              -
Proceeds - 7% debentures, net                                                             -              -      3,666,000
Proceeds - 5% debentures, net                                                                   16,451,774     14,614,500
Purchases of treasury stock                                                      (4,011,604)    (1,749,174)    -
Proceeds from issuance of common stock, net                                                      1,489,520      9,771,094
                                                                                ------------   ------------   ------------

                      Net cash provided by financing activities                     335,491     17,847,259     23,761,508
                                                                                ------------   ------------   ------------


Effect of exchange rate changes on cash                                            (229,194)      (218,350)        91,500
                                                                                ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                                 14,274       (147,937)        37,310
Cash and cash equivalents, beginning of year                                        191,486        339,423        302,113
                                                                                ------------   ------------   ------------

Cash and cash equivalents, end of year                                             $205,760       $191,486       $339,423
                                                                                ============   ============   ============



                 See notes to consolidated financial statements.

                     PARLUX FRAGRANCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998, 1997 AND 1996


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is a manufacturer and distributor of prestige fragrances, cosmetics and beauty related products, on a worldwide basis.


B.       Principles of consolidation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., Parlux S.A., a wholly-owned French subsidiary ( S.A. ) and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.


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

D.      Revenue recognition

Revenue is recognized when the product is shipped to a customer. Estimated amounts for sales returns and allowances are recorded at the time of sale.

E.       Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of inventories includes product costs and handling charges, including the allocation of the Company's applicable overhead in an amount of $3,409,000 and $4,300,000 at March 31, 1998 and 1997, respectively.


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

H.       Trademarks, licenses and goodwill

Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization at March 31, 1998 of trademarks, licenses and goodwill was $3,827,407 ($2,360,373 at March 31, 1997).

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


I.       Advertising costs

Advertising and promotional expenditures are charged to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

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

During 1998, the Company closed its operations in France which will minimize the currency exchange impact in the future.


L.       Fair value of financial instruments

The Company's financial instruments consist primarily of instruments whose fair value approximates their carrying value.

M.       Basic and diluted earnings per share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS128). SFAS 128 replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS no longer reflects dilution from common stock equivalents and diluted EPS utilizes the average market price of the Company's common stock during the period as compared to the higher of the average price or period end price. The Company adopted the provisions of SFAS 128 for the year ended March 31, 1998, and has restated all prior periods presented as required under the statement.

On October 26, 1995, the Company announced a two-for-one stock split effected in the form of a dividend to shareholders of record as of November 3, 1995 (the stock split). All references to share and per share data within the financial statements and notes thereto have been retroactively adjusted to reflect the stock split.


N.       Stock based compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation (SFAS123). SFAS 123 establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company adopted the provisions of SFAS 123 for the year ended March 31, 1997. Upon adoption, the Company retained the intrinsic value method of accounting for stock based compensation, which it previously used. Had the fair value based provisions of SFAS 123 been adopted, the effect would be insignificant for fiscal 1998, 1997 and 1996 as the number of options or warrants granted were not significant. Accordingly, no proforma disclosures have been presented.

In calculating the potential effect for proforma presentation, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                    1998       1997     1996
                                                    ----       ----     ----
Expected life (years)                                  3         4        4
Interest rate                                          6%        6%       6%
Volatility                                            71%       74%       74%
Dividend Yield                                         0          0        0

O.       Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information follow:

                                   1998               1997            1996
                                   ----               ----            ----
Cash paid for:
     Interest                    $2,263,000        $2,210,000      $1,940,000
                                 ==========        ==========      ==========
     Income taxes                $4,641,000        $  840,000      $1,390,000
                                 ==========        ==========      ==========

In addition to the barter transactions discussed in Note 9 (D), the following non-cash transactions were entered into:

Year ended March 31, 1998:
     The consideration received for the sale of inventory relating to the licensing of the ALEXANDRA DE MARKOFF brand included a non-interest bearing receivable from the licensee in the amount of $4,000,000, which has been recorded at its present value of $3,659,753.

Year ended March 31, 1997:
     Notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid from the proceeds of the issuance of common stock in connection with the exercise of certain warrants.

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

P.       Reclassifications

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 1998 presentation.


2.   CORPORATE RESTRUCTURINGS

In March of 1998, with the agreement to license the fragrance and cosmetics rights for the AdM brand, and the further intent to license the fragrance rights for BAL A VERSAILLES, which agreement was executed in June 1998, the Company announced that it would discontinue certain marginal brands and products to complete its reconfiguration process to concentrate on its core fragrance business. As of March 31, 1998, the Company has completed personnel layoffs relating to the restructuring as well as certain brand and product discontinuations and estimates that the remaining brand and product discontinuations will be completed within one year. The costs relating to this restructuring of approximately $9,224,000 have been recorded in the current quarter ended March 31, 1998, increasing cost of goods sold, advertising and promotional expenses, selling and distribution expenses and general and administrative expenses by approximately $8,195,000, $844,000, $75,000 and $110,000, respectively. At March 31, 1998, approximately $3,671,000 and $185,000 of restructuring charges remained in the reserve for potential inventory obsolescence and accrued expenses, respectively.

In November of 1996, the Company engaged investment bankers to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that such exploration had not resulted in alternatives which should be pursued. Accordingly, the Company announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. Costs related to this restructuring of approximately $5,765,000 were recorded in the quarter ended March 31, 1997, increasing costs of goods sold and selling and distribution expenses by approximately $5,243,000 and $522,000, respectively. As of March 31, 1997, the Company had completed the restructuring of warehousing and distribution operations and approximately $1,633,000 and $262,000 of restructuring charges remained in the reserve for inventory obsolescence and accrued expenses, respectively. As of March 31, 1998, the restructuring has been completed and no further liabilities or reserves, relating to the restructuring, are included in the accompanying balance sheet at March 31, 1998.

3.   INVENTORIES

The components of inventories are as follows:


                                                  March 31,
                                                  ---------
                                             1998              1997
                                             ----              ----
Finished products                       $13,509,636       $16,075,376
Components and packaging material         8,386,879        14,944,196
Raw material                              2,733,154         4,575,751
                                        -----------       -----------
                                        $24,629,669       $35,595,323
                                        ===========       ===========

The above amounts are net of reserves for potential inventory obsolescence of $4,671,000 and $2,833,000 at March 31, 1998 and 1997, respectively.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:


                                                 March 31,
                                                 ---------
                                           1998             1997
                                           -----            ----
Promotional supplies                   $4,314,398      $4,313,083
Deferred tax assets                     2,370,218       2,168,945
Account receivable-current portion Adm  1,806,554             ---
Prepaid advertising                       684,667         534,686
Advertising barter credits, net           233,296         723,263
Other                                     540,826         526,149
                                       ----------      ----------
                                       $9,949,959      $8,266,126
                                       ==========      ==========

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

                                                                      March 31,            Estimated useful
                                                                      ---------            ----------------
                                                                 1998            1997      lives (in years)
                                                                 ----            ----      ----------------
Molds and equipment                                          $4,975,903      $6,113,025         3-7
Furniture and fixtures                                        1,024,408         966,149         3-5
Leasehold improvements                                          569,960         460,411         5-7
Vehicles                                                              -           5,617          3
                                                             -----------     -----------       -----
                                                              6,570,271       7,545,202
Less: accumulated depreciation and amortization              (4,549,530)     (4,291,402)
                                                             -----------     -----------
                                                             $2,020,741      $3,253,800
                                                             ===========     ===========

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 1998, 1997 and 1996 was $1,421,599, $1,407,916,
and $1,007,522, respectively.


6.   TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill are attributable to the following brands:

                                                                 March 31,
                                                                 ---------
                                                          1998              1997
                                                          ----              ----
Owned Brands:
  Alexandra de Markoff                                  $11,179,839        $11,187,059
  Fred Hayman Beverly Hills                               2,747,434          2,729,382
  Bal A Versailles                                        3,227,406          3,219,492
  Animale                                                 1,431,332          1,420,225
  Other                                                     209,078            201,685
Licensed Brands:
  Perry Ellis                                             7,940,340          7,916,096
  Barishnikov                                             2,470,241          2,470,241
                                                          ---------          ---------
                                                         29,205,670         29,144,180

Less: accumulated amortization                           (3,827,407)        (2,360,373)
                                                        ------------       ------------
                                                        $25,378,263        $26,783,807
                                                        ============       ============

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
                                                            ==========

On June 9, 1998, the Company entered into an exclusive agreement to license the BAV rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, automatically renewable every five years. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to BAV for its approximate book value.

On December 27, 1995, the Company consummated the acquisition of substantially all of the assets of Alexandra de Markoff (AdM), a prestige cosmetic line, pursuant to an asset purchase agreement entered into on September 21, 1995 between the Company and Revlon Holdings, Inc. (Revlon).

Parlux acquired from Revlon certain inventories and fixed assets and the rights in certain trademarks relating to AdM. Parlux provided as consideration $8,608,000 in cash, 424,000 shares of common stock valued at $3,392,000 and agreed to accept returns and allowances in excess of $100,000 related to sales of AdM products by Revlon prior to December 27, 1995. In addition, the Company granted Revlon an option to purchase 176,000 shares of the Company's common stock, until June 30, 1996, at an exercise price of $8.00 per share; management's estimate of the value of these options was $352,000 using the Black-Scholes method.

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
                                                       ===========

On March 2, 1998, the Company entered into an exclusive agreement to license the AdM rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the Agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which is reflected in the accompanying consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000. In accordance with generally accepted accounting principles and based on the Company's current borrowing cost of 9.25%, the note was reduced to a present value of $3,659,753, of which $1,806,554 and $1,853,199 are included in other current assets and other assets, respectively, in the accompanying March 31, 1998 consolidated balance sheet.

7.   BORROWINGS

The composition of debt is as follows:                                           March 31,        March 31, 1997
                                                                                 ----------       --------------
                                                                                    1998            1997

Revolving credit facility payable to General Electric Capital Corporation, interest at LIBOR plus 2.50% or prime (8.50% at March 31, 1998) plus .75%, at
the Company's option, net of restricted cash of $1,209,955.                     $16,818,951               ---

Note payable to FHBH, secured by the acquired licensed trademarks, interest at
7.25%, payable in equal monthly installments of $69,863, including interest,
through June 2004                                                                 4,179,826        $4,694,699

Revolving credit facility payable to Finova Capital Corporation, interest at
Citibank N.A. prime rate (8.25% at March 31, 1997) plus 1 3/4%, repaid in May
1997, net of restricted cash of $884,464                                               ----         7,878,090

Note payable to Lyon Credit Corporation, secured by certain equipment, interest
at 11%, payable in equal monthly installments through September 2001.               663,989           984,858

Unsecured $1,000,000 line of credit payable to International Finance Bank,
interest at the bank's prime rate plus 2%, due May 1, 1998.                         185,472           753,125

Overdraft facilities,  interest from 10.25% to 10.75%, repaid in March 1998(1)          ---         1,128,946

Receivable financing facilities,  interest at 9.25% to 10.25%, repaid in
March 1998 (1)                                                                          ---         1,981,820

Other notes payable                                                                 113,152           192,757
                                                                                -----------       ------------
                                                                                 21,961,389        17,614,295
Less: long-term borrowings                                                       (4,107,618)       (4,949,230)
                                                                                ------------      -----------

Short-term borrowings                                                           $17,853,771       $12,665,065
                                                                                ===========       ===========

(1)   Denominated in French francs.

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis for a three-year period, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At March 31, 1998, based on the borrowing base at that date, the credit line amounted to approximately $19,500,000.

GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. During the fiscal year ended March 31, 1998, the Company was not in compliance with certain financial covenants relating to EBITDA, minimum tangible net worth and minimum fixed charge coverage ratio, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has agreed to waive this noncompliance through June 30, 1998, and has amended the Credit Agreement to reflect changes in certain covenants going forward.

The Company incurred a loss of approximately $8,687,000 during the fiscal year ended March 31, 1998. As indicated above, the Company, as part of its Credit Agreement, is subject to certain financial covenants among others, regarding EBITDA and tangible net worth, as defined. If the Company is not able to return to profitability and be able to meet the newly revised covenants, the Credit Agreement may become payable on demand, and if unable to secure alternative financing, the Company's operations and possibly the realization of certain of its assets may be impaired. Management believes that, based on current circumstances and the recent restructuring activities which will reduce future overhead, the Company will be able to meet the revised covenants and funds from operations, the income tax refund and the Credit Agreement will be sufficient to fund the Company's operating needs.

The Company had overdraft and trade financing facilities aggregating 18,150,000 French francs (approximately $3,220,000 as of March 31, 1997), which were fully utilized at March 31, 1997. These credit facilities were repaid during fiscal 1998.

Future maturities of borrowings are as follows (in 000's):

                             For the year ending March 31,
                             -----------------------------
                            1999                   $17,854
                            2000                       823
                            2001                       855
                            2002                       785
                            2003                       743
                            Thereafter                 901
                                                   -------
                            Total                  $21,961
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

In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has complied with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

9.   COMMITMENTS AND CONTINGENCIES

A.        Leases:

The Company leases its office space and certain equipment under operating leases expiring on various dates through October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1998, 1997 and 1996 was approximately $853,687, $1,451,000 and $916,000, respectively.

At March 31, 1998, the minimum annual rental commitments are as follows (in 000's ):

                          For the year ending March 31,
                          -----------------------------
                          1999                     $758
                          2000                      731
                          2001                      634
                          2002                      585
                          2003                      495
                          Thereafter             1, 556
                                                 ------
                                  Total          $4,759
                                                 ======

B.       License and Distribution Agreements:

During the year ended March 31, 1998, the Company held the following exclusive worldwide licenses to manufacture and sell fragrance and other related products:

                                   Perry Ellis
                                   Baryshnikov
                                     Phantom
                                   Vicky Tiel
                                   Todd Oldham

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal.

In 1997, the Company informed the Todd Oldham licensor of its intent not to renew the license. In accordance with the licensing agreement, the Company produced and sold the Todd Oldham trademarked products until March 31, 1998. In addition, the Company was required to destroy all remaining unsold inventory and advertising material relating to the trademarked products. Sales of Todd Oldham products represented less than 1% and 2% of total Company net sales for the years ended March 31, 1998 and 1997, respectively. The Company incurred a loss of $3,200,000 as a result of terminating the agreement.

On August 8, 1997, the Company consummated the sale of certain assets relating to the VICKY TIEL brands to Five Star Fragrances Company, Inc. ("FSF") for approximately $680,000, which approximated the net book value of assets sold. The Company sold to FSF all inventories, fixed assets and licenses related to the brands, and FSF assumed certain liabilities for purchase orders issued prior to August 8, 1997.

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

        Fiscal year ending March 31,             1999        2000       2001
        ----------------------------             ----        ----       ----
        Advertising                            $8,118      $8,118       $200
        Royalties                                $500        $515       $150

C.        Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, DANIEL DE FASSON, DECADENCE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the

Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks. Additionally, royalties are payable to the Company from the licensees of ALEXANDRA DE MARKOFF and BAL A VERSAILLES brands, and the Company has the rights to license all these trademarks, other than FHBH, for all classes of merchandise.

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

The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                          1998       1997       1996
                                                          ----       ----       ----
Prepaid  advertising at March 31, net of deferred
income of $137,  $345 and $434 in 1998,  1997 and
1996, respectively                                        $233       $588       $660
                                                          ====       ====       ====

Advertising   credits  expensed  during  the  year
ended March 31                                            $463       $161       $684
                                                          ====       ====       ====

Deferred  income  recognized  for the  year  ended
March 31                                                  $208        $89       $355
                                                          ====        ===       ====

E.       Employment and Consulting Agreements:

The Company has employment contracts with certain officers and employees which expire through March 2000. Minimum commitments under these contracts are as follows (in 000's):

                          For the year ending March 31,
                          -----------------------------
                                 1999      $1,416
                                 2000         970
                                           ------
                                           $2,386
                                           ======

In connection with previous employment contracts, warrants to purchase 1,190,000 shares of common stock, at prices ranging from $1.50 to $7.50 were issued between 1993 and 1995. These warrants are exercisable for a ten-year period from the date of grant and vest over the term of the applicable contracts through January 1998. During the year ended March 31, 1996, 28,000 warrants were exercised. As of March 31, 1998, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants issued to key employees would double in the event of a change in control.

On April 1, 1994, the Company entered into a three-year consulting agreement with Cosmix, Inc., a company owned by Mr. Frederick Purches, the Vice Chairman of the Board, which provides for monthly payments of $8,333. The agreement calls for Mr. Purches to assist the Company in the areas of banking, SEC and stockholder relations, financial planning, assessment and coordination of acquisitions and divestiture, and any other similar activities which may be assigned by the Board of Directors. Mr.

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

On April 1, 1994, the Company entered into a three-year consulting agreement commencing June 1, 1994, with Cambridge Development Corporation, a company owned by Mr. Albert F. Vercillo, who is a director of the Company. The Agreement calls for Mr. Vercillo to assist the Company in the areas of U.S. and international financial analysis and planning. Cambridge Development Corporation receives $4,500 a month and Mr. Vercillo receives certain insurance benefits, and has received 30,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract. The consulting agreement was extended for an additional three-year period until May 31, 2000, at a rate of $5,416 per month. No additional warrants were provided.

On April 1, 1994, the Company entered into a consulting agreement with its former President, which provided for monthly payments of $16,667 through September 30, 1997. In addition, the former President had previously received warrants to purchase 500,000 shares of common stock, at an exercise price of $1.875 per share.

All of the previously described warrants were issued at the market value of the underlying shares at the date of grant and reflect the two-for-one stock split effected as of November 3, 1995.

F.       Contingencies:

The Company is required to pay royalties under the Perry Ellis ( "Licensor" ) license agreement discussed in Note 9 (B) above. The Licensor has asserted, through its legal counsel, that the Company is in default of the license agreement in that the sales of Perry Ellis brand products by an affiliate of the Company were not properly included in sales for the purpose of calculating royalties. For purposes of calculating such royalties, the Company has reported and paid royalties to the Licensor on sales of approximately $40 million from January 1, 1995 through March 31, 1998 based only on amounts invoiced to the affiliate. This matter is presently under investigation. Management believes the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is also party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.

10.  FOREIGN SUBSIDIARY

The following amounts relate to the Company's wholly-owned subsidiary, Parlux
S.A.:

                                               As of and  for the  year  ended March 31,
                                               -----------------------------------------
                                             1998                 1997                1996
                                             ----                 ----                ----

Total assets                             $2,985,155            $10,443,117            $9,458,774
Working capital                           2,506,732              2,731,167             2,115,755
Equity                                    2,506,732              2,761,554             2,229,714




Net Sales:
     Trade                                2,128,698             12,776,773             9,101,611
     Affiliates                             175,600                409,557             2,742,211
     Intercompany                           455,011              2,760,856             4,258,054
                                          ---------              ---------             ---------
Total                                    $2,759,309            $15,947,186           $16,101,876
                                         ==========            ===========           ===========

Net income (loss)                     $      (3,053)         $     817,649         $     887,163
                                      ===============        =============         =============

Prior to fiscal 1996, foreign sales were principally made by Parlux S.A. During the years ended March 31, 1998, 1997 and 1996, sales to foreign customers from the Company's domestic subsidiary amounted to approximately $24,101,000, $18,059,000 and 19,000,000, respectively. At March 31, 1998 and 1997, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $7,186,000 and $11,228,000, respectively.

At March 31, 1998, the Company has ceased operations in France.

11.   INCOME TAXES

Income tax expense ( benefit ) is as follows:
                                                 Years Ended March 31,
                                                 ---------------------
                                           1998          1997            1996
                                           ----          ----            ----
Current taxes (benefit):
   U.S. Federal                       ($4,634,263)   $ 1,116,040    $ 3,764,477
   U.S. state and local                  (440,239)       132,058        472,360
   Foreign income taxes                   232,998        515,800        531,161
                                      -----------    -----------    -----------
                                       (4,841,505)     1,763,898      4,767,998
U.S. Federal deferred tax benefit        (146,468)    (1,103,817)        (4,184)
                                      -----------    -----------    -----------

Income tax expense ( benefit )        ($4,987,972)   $   660,081    $ 4,763,814
                                      ===========    ===========    ===========

A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                                   1998       1997       1996
                                                   ----       ----       ----

Tax at statutory rate                             (35.0)%    (35.0)%     35.0%
Beneficial conversion feature of debenture            -       58.2%      10.9%
Incremental foreign taxes                           1.7%        .5%        .3%
State and local taxes                              (3.2)%      1.7%       2.4%
Other                                                 -%       (.2)%       .3%
                                                   ----       ----       ----
                                                  (36.5)%     25.2%      48.9%
                                                   ====       ====       ====

Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:

            March 31,                                                       1998              1997
            ---------                                                       ----              ----
Allowance for doubtful accounts, sales returns and
   allowances                                                         $   795,356       $  961,118
State net operating loss carry forwards                                   512,019              ---
Reserve for inventory obsolescence                                        376,300        1,076,540
Federal net operating loss carry forwards                                 185,377              ---



Other, net                                                                501,166          131,287
                                                                       ----------        ---------
     Total deferred tax assets                                         $2,370,218       $2,168,945
                                                                       ==========       ==========
Deferred tax liabilities related to
    depreciation and amortization                                     $   419,632       $  432,440
                                                                      ===========       ==========

In fiscal 1997, the Internal Revenue Service audited the Company's federal income tax return for the year ended March 31, 1994. The audit resulted in no changes to taxes due.

12.   COMMON STOCK

At various dates since April 1989, the Company has issued, in addition to the warrants described in Note 9 (E), a total of 688,000 warrants to key employees and/or consultants to purchase the Company's common stock at an average exercise price of $1.87 per share. In March 1993, Mr. Gerard Semhon, in exchange for an amount due him of $180,000, exercised warrants to acquire 96,000 registered shares and Mr. Fred Purches exercised warrants for the acquisition of 28,000 unregistered shares in exchange for cash and amounts due him of $47,000. In September 1993, Mr. Semhon exercised his remaining warrants to acquire 24,000 registered shares in exchange for amounts due him of $45,000. Accordingly, as of March 31, 1995, 540,000 of these warrants remained outstanding. The underlying shares related to the unexercised warrants had not been registered.

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

The following table summarizes the activity and related information for the warrants outstanding under the commitments disclosed in Note 9 (E) and the warrants described above after the retroactive effect of the stock split:

                                                             Weighted Average
                                                             ----------------
                                             Amount           Exercise Price
                                             ------           --------------
Balance at March 31, 1995                   3,572,916           $   1.99
Issued                                        307,978           $   7.78
Exercised                                  (1,830,916)          $   1.97
                                            ---------
Balance at March 31, 1996                   2,049,978           $   2.88
Issued                                         10,000           $   6.75
Exercised                                    (236,000)          $   7.73
                                            ---------
Balance at March 31, 1997                   1,823,978           $   2.24
Issued                                           --
Exercised                                        --
Canceled                                      (53,978)          $   8.11
                                            ---------
Balance at March 31, 1998                   1,770,000           $   2.06
                                            =========

       The following table summarizes information about warrants outstanding at March 31, 1998:


         Range of                       Warrants Outstanding                           Warrants Exercisable
         Exercise                       --------------------                           --------------------
        ----------                    Weighted Average     Weighted Average                      Weighted Average
          Prices             Amount    Exercise Price       Remaining Life              Amount    Exercise Price
           ------            ------   ---------------       --------------              ------    ---------------
        $1.50-$2.07       1,562,000          $1.89              5                    1,562,000       $1.89
        $3.13-$4.00         198,000          $3.20              8                      182,667       $3.14
              $6.75          10,000          $6.75              9                        6,666       $6.75
                          ---------          -----              -                    ---------       -----
                          1,770,000          $2.07              5                    1,751,333       $2.03
                          =========          =====              =                    =========       =====

13.   STOCK OPTION AND OTHER PLANS

The Company has adopted a Stock Option Plan and a 1989 Stock Option Plan (collectively, the "Plan") and has reserved and registered 250,000 shares of its common stock for issue thereunder. Options granted under the Plan are not exercisable after the expiration of five years from the date of grant and vest 25% after each of the first two years, and 50% after the third year. Options for most of the shares in the Plan may qualify as "incentive stock options" under the Internal Revenue Code. The shares are also available for distribution pursuant to options which do not so qualify. Under the Plan, options can be granted to eligible officers and key employees at not less than the fair market value of the shares at the date of grant of the option (110% of the fair market value for 10% or greater stockholders).

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

As of March 31, 1998, and since the inception of the Plan, options have been issued, net of cancellations, to purchase 241,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 1998, 174,092 options had been exercised under the Plan.

In October 1996, the Company's shareholders ratified the establishment of a new stock option plan (the "1996 Plan") which reserved 250,000 shares of its Common Stock for issue thereunder with the same expiration and vesting terms as the Plan. As of this date, these shares have not been registered. Only employees who are not officers or directors of the Company shall be eligible to receive options under the 1996 Plan.

On January 2, 1998, the Company granted to various employees, options to acquire 79,000 shares of common stock at $1.375 per share, the closing bid price of the stock on December 31, 1997. None of these options are exercisable as of March 31, 1998.

The following table summarizes the activity for options covered under all plans:

                                                        Plan                              1996 Plan
                                           -----------------------------        -------------------------------
                 .
                                                         Weighed Average                        Weighed Average
                                           Amount        Exercise Price         Amount          Exercise Price
                                           ------        --------------         ------          --------------
Balance at March 31, 1996                  81,500            $2.82
Issued                                        ---              ---
Exercised                                 (14,500)           $1.28
Canceled                                     ---               ---
                                          -------
Balance at March 31, 1997                  67,000            $3.15                   -
Issued                                        ---              ---              79,000               $1.38
Exercised                                     ---              ---
Canceled                                  (12,000)           $5.75              (7,750)              $1.38
                                           ------                               ------
Balance at March 31, 1998                  55,000            $2.59              71,250               $1.38
                                           ======                               ======

As of March 31, 1998, options to purchase 55,000 shares are outstanding under the Plan, of which 48,750 are currently exercisable at a weighted average exercise price of $2.18 and 6,250 become exercisable during the year ending March 31, 1999.

During June 1993, the Company established a 401-K plan covering substantially all of its U.S. employees. No Company contribution was made during the year. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $57,000 and $54,000 for the years ended March 31, 1998 and 1997, respectively.

14.      BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the stock split, and the adoption of the provisions of SFAS 128:

                                                                         1998          1997 (1)          1996 (1)
                                                                    ------------------------------------------------

Net income ( loss)                                                  ($8,686,923)     ($3,277,920)         $4,972,481
                                                                    ============     ============         ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                   16,300,060       15,013,931           8,791,479
                                                                    ============     ============         ==========
Basic net income ( loss ) per common share                               ($0.53)          ($0.22)              $0.57
                                                                         =======          =======              =====





Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                                         8,791,749
Affect of dilutive securities (2):
Stock options and warrants, net of treasury shares acquired
                                                                                                           1,500,631
Convertible debentures (3):                                                                               ----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                                        10,292,380
                                                                                                          ==========
Diluted net income per common share                                                                            $0.48
                                                                                                               =====
Antidilutive securities not included in diluted earnings (loss)
    per share computation:

  Options and warrants to purchase common stock                       1,896,250        1,890,978             630,847
  Exercise price                                                      $1.38 - $6.75  $1.44 - $8.11     $5.75 - $8.11


(1) As disclosed in Note 8, the net income ( loss ) and the net income per share for fiscal 1997 and 1996 was restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1997 and 1996.
(2) The calculation of diluted loss per share was not required for fiscal
    1998 and 1997 since it would be antidilutive.
(3) The 1,300,195 share effect of conversion of debentures in fiscal 1996 was not assumed since it would be antidilutive.

15. RELATED PARTY TRANSACTIONS, SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK


On September 3, 1997, the Company loaned $150,000 to its Chairman/CEO, which is included in other current assets. The loan is unsecured, bears interest at 10% per annum and is due on December 31, 1998.

The Company had sales of approximately $21,940,000, $26,568,000, and $26,187,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively, to Perfumania, Inc. (Perfumania), and sales of $1,272,000 during the fiscal year ended March 31, 1997, to L. Luria & Son, Inc. (Luria), companies in which the Company's Chairman and Chief Executive Officer has an ownership interest. Net amounts due from Perfumania amounted to $17,973,000, and $22,136,000 at March 31, 1998 and 1997, respectively. Amounts due from Luria totaled $726,000 at March 31, 1997. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

On August 13, 1997, Luria filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, which has subsequently resulted in a Chapter 7 liquidation. At the time of the filing Luria owed the Company $690,886. The Company has filed its claim and has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings is investigating potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which might include actions against the Company to recover amounts paid for merchandise sold to Luria's. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, these matters should not have a materially adverse effect on the Company's financial position or result of operations. As of March 31, 1998, this receivable was fully reserved.

No unrelated customer accounted for more than 10% of the Company's sales during the years ended March 31, 1998, 1997 and 1996.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 1998 and 1997 (in thousands, except per share amounts). Certain of the quarterly information has been restated as described below.

                                                                         Quarter  Ended
                                            ------------------------------------------------------------------------
                                                June 30,      September 30,       December 31,       March 31,
                                                1997            1997                  1997            1998 (1)
                                            ------------------------------------------------------------------------

Net sales                                     $13,297             $14,938            $20,375         $13,758
Gross margin                                    8,341               8,479             11,034            (714)
Net income (loss)                                  16                  17                 43          (8,763)

Earnings (loss) per common share
      Basic                                     $0.00               $0.00              $0.00          ($0.58)
      Diluted  (4)

                                                                         Quarter Ended
                                            ------------------------------------------------------------------------
                                                June 30,      September 30,       December 31,       March 31,
                                                1996 (3)        1996 (3)              1996 (3)        1997 (2)
                                            ------------------------------------------------------------------------


Net sales                                     $18,740             $25,503            $27,020         $16,377
Gross margin                                   12,454              13,987             16,378           5,638
Net income (loss)                                (746)                473                990          (3,995)

Earnings (loss) per common share
      Basic                                     $0.12               $0.12              $0.01          ($0.23)
      Diluted  (4)


(1) Includes charge of approximately $9,224,000 relating to the discontinuation of certain brands and products. See Note 2 for further discussion.
(2) Includes restructuring charge of approximately $5,765,000. See Note 2 for further discussion.
(3) As discussed in Note 8 to the consolidated financial statements, the net income and net income per share for fiscal 1997 has been restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1997 and 1996.
(4) The calculation of diluted earnings per share was not required for 1998 since it would be antidilutive.


                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

                    Balance at beginning     Additions charged to                                       Balance at
   Description            of period           costs and expenses             Deductions                end of period
------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998

Reserves for:
Doubtful accounts               $   542,729    $    1,413,699                 $   1,251,568             $   704,860
Sales returns                       383,401         4,998,031                     5,081,432                 300,000
Demonstration and co-op
advertising allowances            1,567,750         5,624,955                     6,027,113               1,165,592
                                  ---------         ---------                     ---------               ---------
                                 $2,493,880       $12,036,685                   $12,360,113              $2,170,452
                                  =========        ==========                    ==========               =========
Reserve for inventory
shrinkage and obsolescence       $2,833,000      $  7,519,105                  $  5,680,712              $4,671,393
                                  =========       ===========                     =========               =========

Year ended March 31, 1997

Reserves for:
Doubtful accounts               $   472,561     $     557,502                 $     487,334             $   542,729
Sales returns                       637,221         3,915,488                     4,169,308                 383,401
Demonstration and co-op
advertising allowances            1,011,463         7,368,791                     6,812,504               1,567,750
                                  ---------         ---------                     ---------               ---------
                                 $2,121,245       $11,841,781  (1)              $11,469,146              $2,493,880
                                  =========        ==========                    ==========               =========
Reserve for inventory
shrinkage and obsolescence       $1,200,000      $  3,857,483  (2)              $ 2,224,483              $2,833,000
                                  =========         =========                     =========               =========

Year ended March 31, 1996

Reserves for:
Doubtful accounts                $1,231,522      $    123,936                  $    882,897             $   472,561
Sales returns                       318,972           780,342                       462,093                 637,221
Demonstration and co-op
advertising allowances              504,919         4,144,166                     3,637,622               1,011,463
                                    -------         ---------                     ---------               ---------
                                 $2,055,413       $ 5,048,444  (3)              $ 4,982,612              $2,121,245
                                  =========         =========                     =========               =========
 Reserve for inventory
 shrinkage and obsolescence     $   685,629      $    688,626  (4)             $    174,255              $1,200,000
                                    =======           =======                       =======               =========

(1)  Net of reserves of $630,562 recorded in connection with the RBFI acquisition.
(2)  Net of reserves recorded in connection with:
     RBFI acquisition: $833,433   BAV acquisition: $100,000
     AdM acquisition: $1,000,000
(3) Net of reserves of $1,500,000 recorded in connection with the AdM acquisition.
(4)  Includes $600,000 recorded in connection with the AdM acquisition.


                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS
                    ----------------------------------------


          Col. A                Col. B.           Col.C            Col.D              Col.E            Col.F

       Category of           Balance at end     Weighted      Maximum amount     Average amount      Weighted
        aggregate              of period         average        outstanding        outstanding        average
        short-term                              interest     during the period  during the period    interest
     borrowings                                 rate (4)                                            during the
                                                                                                    period (5)
-----------------------------------------------------------------------------------------------------------------

March 31, 1998 Notes
Payable
Banks (1)                        $17,004,432           8.4%        $20,375,531        $17,279,332          10.2%


March 31, 1997 Notes
Payable
Banks (2)                        $12,459,266          10.2%        $12,459,266         $9,861,542          11.0%

March 31, 1996
Notes Payable
Banks (3)                         $6,939,014          10.2%         $7,823,478         $7,361,251          12.1%


(1) Loans of $16,818,951 from GECC, $ 185,472 from International Finance Bank, and French facilities which were repaid during fiscal 1998.

(2) Loans of $8,595,375 from Finova, $753,125 for International Finance Bank and $3,110,766 in overdraft and receivable facilities granted by French banks.

(3) Loans of $3,888,378 from Finova, $482,392 from Eagle National Bank, as well as overdraft and receivable facilities of $2,568,244 granted by French banks.

(4) The weighted average interest rate was computed by dividing the estimated annual interest costs (based on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

(5) The weighted average interest rate during the period was computed by dividing the actual interest ased on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/Ilia Lekach
-----------------------------------------
Ilia Lekach, Chief Executive Officer and Chairman

Dated: July 21, 1998
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/Zalman Lekach
------------------------------------------
Zalman Lekach, President, Chief Operating Officer and Director


/s/Frank A. Buttacavoli
-------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Financial Officer and Director


/s/Frederick E. Purches
-------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/Albert F. Vercillo
--------------------------------------------
Albert F. Vercillo, Director


/s/Mayi de la Vega
---------------------------------------------
Mayi de la Vega, Director


/s/Glenn Gopman
---------------------------------------------
Glenn Gopman, Director