Form 10-Q
period 1998-06-30
PARLUX FRAGRANCES INC
filed 1998-08-13
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1998
                                   -------------
                                       Or

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

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days.
Yes X    No ____
   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 12, 1998, 14,755,319 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements
------   --------------------

See pages 6 to 9.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's ( the Company's ) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of June 30, 1998, the Company has repurchased, under all phases, a total of 2,653,159 shares at a cost of $6,198,288, or 15% of the outstanding shares at the inception of the program, which is ongoing. At June 30, 1998, there were 14,760,319 shares outstanding.

On June 10, 1998, the Company entered into a long-term agreement to license the worldwide fragrance rights to the BAL A VERSAILLES/JEAN DESPREZ brands to Genesis International Marketing Corporation. See Note C to the accompanying consolidated financial statements for further discussion.

In July 1998, the Company filed an amendment to its Form 10-K for the years ended March 31, 1996 and 1997, complying with a 1997 announcement by the SEC to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1997 and 1996. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481. The total stockholders' equity balance at March 31, 1997, as previously reported, was not affected by the restatement. See Note E to the accompanying consolidated financial statements for further discussion.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 1998 with the three-month
-----------------------------------------------------------------------------
period ended June 30, 1997.
--------------------------

During the quarter ended June 30, 1998, net sales increased 15% to $15,307,610 as compared to $13,297,312 for the same period for the prior year. The prior year period included sales of $2,250,129 of Alexandra de Markoff (AdM) cosmetics and Bal a Versailles (BAV) fragrances, which were licensed to third parties during March and June

1998, respectively. The comparable period increase excluding these two brands was 38%. The increase is due to the continuing strength of the Perry Ellis brand products, with total sales of all Perry Ellis brands increasing 46% compared to the same period in the prior year from $7,223,438 to $10,518,386. Sales of the Company's own trademark, Animale, also increased by 41% compared to the same prior year period from $1,493,162 to $2,110,322.

Sales to unrelated customers decreased 1% to $9,084,467 in the current period, compared to $9,174,121 in the same period in the prior year, reflecting the licensing of the AdM brand in March 1998, which products were only sold to unrelated customers. Without the affect of AdM, sales to unrelated customers increased 27%. Sales to related parties increased 49% to $6,223,143 in the current quarter compared to $4,123,191 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 37% for the quarter ended June 30, 1997 to 41% for the current quarter. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales. Cost of goods sold on sales to unrelated customers and related parties approximated 36% and 48%, respectively, during the quarter ended June 30, 1998.

Operating expenses decreased by 2% compared to the prior fiscal year from $8,005,285 to $7,882,831, decreasing as a percentage of net sales from 60% to 52%. Advertising and promotional expenses increased 9% to $4,309,402 compared to $3,963,291 in the prior year period, reflecting an increase in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women. Selling and distribution costs decreased 15% to $1,458,425 in the current fiscal period as compared to $1,714,878 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 13% to 10%. General and administrative expenses decreased by 22% compared to the prior year period from $1,283,061 to $1,000,421, decreasing as a percentage of net sales from 10% to 7%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998 and the support previously required for the AdM cosmetic line. Royalties increased to $481,039 for the current period compared to $284,548 in the prior year, and increased as a percentage of sales from 2% to 3%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales. Depreciation and amortization decreased by $125,963 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands.

As a result of the above, the Company had operating income of $1,169,756 or 8% of net sales for the three-month period ended June 30, 1998, compared to $335,985 or 3% of net sales for the comparable period in the prior year. Interest expense increased to $504,459 in the current fiscal year as compared to $415,058 in the same period in the prior year, remaining relatively constant at 3% of net sales. Exchange gains were $8,538 in the current year as compared to $104,013 in the same period in the prior year. Income before taxes for the current fiscal year was $673,835, or 4% of net sales compared to $24,940 in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $417,778 or 3% of net sales for the current quarter ended June 30, 1998, as compared to $15,507 for the same quarter in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $36,844,681 as of June 30, 1998, compared to $36,323,891 at March 31, 1998, reflecting the current period's net income.

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of June 30,1998, the Company has repurchased under all phases a total of 2,653,159 shares at a cost of $6,198,288. The accompanying consolidated balance sheets also include treasury stock transactions prior to fiscal 1996.

In May 1997, the Company entered into a three-year loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC). Under the Credit Agreement, the Company is able to borrow, on a revolving basis, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc.

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

Management believes that, based on current circumstances, and the recent restructuring activities which have reduced overhead, funds from operations, the income tax refund and the Credit Agreement will be sufficient to fund the Company's operating needs.

Impact of Currency Exchange
---------------------------

The Company has completed the centralization of manufacturing in the United States and closed its French operations which will minimize the currency exchange impact in the future.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

There are no legal proceedings of any significance.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits - None.

(b)   There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                               June 30,                March 31,
ASSETS                                                           1998                    1998
---------------------------------------------------     --------------------    --------------------
                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $170,111                $205,760
  Receivables, net of allowance for
   doubtful accounts, sales returns and
   allowances of approximately $2,141,000 and $2,170,000
   at June 30, 1998 and March 31, 1998, respectively              6,712,922               9,403,548
  Trade receivables from related parties                         21,126,345              17,973,197
  Inventories, net                                               25,736,883              24,629,669
  Prepaid expenses and other current assets                      10,046,031               9,949,959
  Income tax receivable                                           4,347,134               4,347,134
                                                        --------------------    --------------------

    TOTAL CURRENT ASSETS                                         68,139,426              66,509,267
Equipment and leasehold improvements, net                         1,692,665               2,020,741
Trademarks, licenses and goodwill, net                           25,000,208              25,378,263
Other                                                             1,934,423               1,972,794
                                                        --------------------    --------------------

    TOTAL ASSETS                                                $96,766,722             $95,881,065
                                                        ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                   $18,918,345             $17,853,772
  Accounts payable                                                9,880,239               9,674,407
  Accrued expenses                                                1,871,918               2,033,090
  Income taxes payable                                              624,243                 624,107
                                                        --------------------    --------------------

    TOTAL CURRENT LIABILITIES                                    31,294,745              30,185,376
Borrowings, less current portion                                  3,904,752               4,107,618
Deferred tax liability                                              419,632                 419,632
                                                        --------------------    --------------------

    TOTAL LIABILITIES                                            35,619,129              34,712,626
                                                        --------------------    --------------------

COMMITMENTS  AND CONTINGENCIES                                            -                       -
                                                        --------------------    --------------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,452,478 and 17,447,478 shares issued
   at June 30, 1998 and March 31, 1998, respectively                174,525                 174,475
  Additional paid-in capital                                     73,015,087              73,007,949
  Accumulated deficit                                            (5,346,626)             (5,764,404)
  Cumulative translation adjustment                                (363,631)               (355,331)
                                                        --------------------    --------------------
                                                                 67,479,355              67,062,689
  Less - 2,692,159 and 2,489,755 shares of
   common stock in treasury, at cost, at
   June 30, 1998 and March 31, 1998, respectively                (6,331,762)             (5,894,250)
                                                        --------------------    --------------------

    TOTAL STOCKHOLDERS' EQUITY                                   61,147,593              61,168,439
                                                        --------------------    --------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $96,766,722             $95,881,065
                                                        ====================    ====================

                 See notes to consolidated financial statements.

                         PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                         ----------------------------------------

                            CONSOLIDATED STATEMENTS OF INCOME
                            ---------------------------------

                                                      Three months ended June 30,
                                             ----------------------------------------
                                                   1998                   1997
                                             -----------------      -----------------
                                                             (Unaudited)
Net sales:
   Unrelated customers                             $9,084,467             $9,174,121
   Related parties                                  6,223,143              4,123,191
                                             -----------------      -----------------

                                                   15,307,610             13,297,312

Cost of goods sold                                  6,255,023              4,956,042
                                             -----------------      -----------------

Gross margin                                        9,052,587              8,341,270
                                             -----------------      -----------------
Operating expenses:
  Advertising and promotional                       4,309,402              3,963,291
  Selling and distribution                          1,458,425              1,714,878
  General and administrative, net of
   licensing fees of $133,333 in 1998               1,000,421              1,283,061
  Depreciation and amortization                       633,544                759,507
  Royalties                                           481,039                284,548
                                             -----------------      -----------------

  Total operating expenses                          7,882,831              8,005,285
                                             -----------------      -----------------

Operating income                                    1,169,756                335,985

Interest expense and bank charges                     504,459                415,058
Exchange gains                                         (8,538)              (104,013)
                                             -----------------      -----------------

Income before income taxes                            673,835                 24,940

Income taxes                                          256,057                  9,433
                                             -----------------      -----------------

Net income                                          $ 417,778               $ 15,507
                                             =================      =================

Earnings per common share:
     Basic                                              $0.03                  $0.00
                                             =================      =================
     Diluted                                            $0.03                  $0.00
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                                           COMMON STOCK                             RETAINED
                                                                    ---------------------------    ADDITIONAL       EARNINGS
                                                                      NUMBER               PAR       PAID-IN      (ACCUMULATED
                                                                      ISSUED              VALUE      CAPITAL         DEFICIT)
                                                                    -------------  ------------  --------------   -------------
BALANCE at April 1, 1996                                                11,456,426     $ 114,564    $ 37,184,527     $ 6,200,439

  Net loss                                                                       -             -               -      (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                                   14,500           145          18,448               -
   Options                                                                 176,000         1,760       1,406,240               -
   Warrants                                                                 60,000           600         415,650               -
  Stock issued in connection with the acquisition of assets                370,000         3,700       3,002,550               -
  Conversion of debentures, net of unamortized debt
   issuance costs                                                        5,370,552        53,706      29,029,501               -
  Beneficial conversion feature of debentures                                                          2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                               (901,648)
  Foreign currency translation adjustment                                        -             -               -               -
  Purchase of 381,055 shares of treasury stock, at cost                          -             -               -               -
                                                                     -------------  ------------  --------------   -------------

BALANCE at March 31, 1997                                               17,447,478       174,475      73,007,949       2,922,519

  Net loss                                                                       -             -               -      (8,686,923)
  Foreign currency translation adjustment
  Purchase of 2,069,700 shares of treasury stock, at cost

                                                                     =============  ============  ==============   =============
Balance at March 31, 1998                                               17,447,478       174,475      73,007,949      (5,764,404)
                                                                     =============  ============  ==============   =============

  Net income                                                                     -             -               -         417,778
  Issuance of common stock upon exercise of employee options                 5,000            50           7,138               -
  Foreign currency translation adjustment                                        -             -               -               -
  Purchase of 202,404 shares of treasury stock, at cost                          -             -               -               -

                                                                     =============  ============  ==============   =============
Balance at June 30, 1998 (unaudited)                                    17,452,478     $ 174,525    $ 73,015,087    $ (5,346,626)
                                                                     =============  ============  ==============   =============


(table continued)
                                                                       CUMULATIVE
                                                                       TRANSLATION     TREASURY
                                                                        ADJUSTMENT       STOCK           TOTAL
                                                                     ----------------------------   -------------
BALANCE at April 1, 1996                                                $ 182,247     $ (133,472)   $ 43,548,305

  Net loss                                                                      -              -      (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                                       -              -          18,593
   Options                                                                      -              -       1,408,000
   Warrants                                                                     -              -         416,250
  Stock issued in connection with the acquisition of assets                     -              -       3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                               -              -      29,083,207
  Beneficial conversion feature of debentures                                                          2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                               (901,648)
  Foreign currency translation adjustment                                (285,809)             -        (285,809)
  Purchase of 381,055 shares of treasury stock, at cost                         -     (1,749,174)     (1,749,174)
                                                                    -------------  -------------   -------------

BALANCE at March 31, 1997                                                (103,562)    (1,882,646)     74,118,735

  Net loss                                                                      -              -      (8,686,923)
  Foreign currency translation adjustment                                (251,769)                      (251,769)
  Purchase of 2,069,700 shares of treasury stock, at cost                             (4,011,604)     (4,011,604)

                                                                    =============  =============   =============
Balance at March 31, 1998                                                (355,331)    (5,894,250)     61,168,439
                                                                    =============  =============   =============

  Net income                                                                    -              -         417,778
  Issuance of common stock upon exercise of employee options                    -              -           7,188
  Foreign currency translation adjustment                                  (8,300)                        (8,300)
  Purchase of 202,404 shares of treasury stock, at cost                         -       (437,512)       (437,512)

                                                                    =============  =============   =============
Balance at June 30, 1998 (unaudited)                                   $ (363,631)  $ (6,331,762)   $ 61,147,593
                                                                    =============  =============   =============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        Three months ended June 30,
                                                                   ----------------------------------
                                                                              (Unaudited)
                                                                        1998               1997
                                                                   ---------------    ---------------
Cash flows from operating activities:
Net income                                                               $417,778            $15,507
                                                                   ---------------    ---------------

Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation and amortization                                             633,543            759,507
Changes in assets and liabilities net of effect of sold brands:
   Decrease in trade receivables - customers                            2,690,626          4,088,137
   Increase in trade receivables - related parties                     (3,153,148)          (551,946)
   (Increase) decrease in inventories                                  (1,712,204)            41,651
   Decrease in prepaid expenses and other current assets                  237,261            289,733
   Decrease in other non-current assets                                   205,038              7,724
   Increase (decrease) in accounts payable                                205,832         (6,882,140)
   Decrease in accrued expenses                                          (161,172)          (520,256)
   Increase (decrease) in income taxes payable                                136         (4,186,000)
                                                                   ---------------    ---------------

            Total adjustments                                          (1,054,088)        (6,953,590)
                                                                   ---------------    ---------------

                Net cash used by operating activities                    (636,310)        (6,938,083)
                                                                   ---------------    ---------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                         (11,420)           (19,679)
Purchase of trademarks                                                    (11,002)           (46,661)
Cash received on brand licensing of Bal a Versailles                      200,000
                                                                   ---------------    ---------------

                Net cash (used) provided by investing activities          177,578            (66,340)
                                                                   ---------------    ---------------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                        -           (912,921)
Payments - other notes payable                                             (8,004)           (18,309)
(Payments) proceeds - note payable to Finova Capital Corp.                      -         (7,878,091)
Proceeds - note payable to GE Capital                                   1,138,233         16,818,175
Payments - note payable to Lyon Credit Corp.                              (39,408)          (206,823)
Proceeds - note payable to Popular Bank                                    11,070            149,000
Payments - note payable to Fred Hayman Beverly Hills                     (134,639)          (125,249)
Payments (proceeds) - note payable to International Finance Bank         (105,545)           190,000
Purchases of treasury stock                                              (437,512)          (506,931)
Proceeds from issuance of common stock                                      7,188                  -
                                                                   ---------------    ---------------

                Net cash  provided by financing activities                431,383          7,508,851
                                                                   ---------------    ---------------


Effect of exchange rate changes on cash                                    (8,300)          (111,066)
                                                                   ---------------    ---------------

Net (decrease) increase in cash and cash equivalents                      (35,649)           393,362
Cash and cash equivalents, beginning of period                            205,760            191,486
                                                                   ---------------    ---------------

Cash and cash equivalents, end of period                                 $170,111           $584,848
                                                                   ===============    ===============

                          See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


A. The Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Income for the three-month period ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three-month period ended June 30, 1998 and 1997, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for the three-month period ended June 30, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1998 Form 10-K as filed with the Securities and Exchange Commission on July 21, 1998.

Certain reclassifications were made to the June 30, 1997 financial statements to conform with the presentation of the June 30, 1998 financial statements.

B. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                             June 30, 1998        March 31, 1998
                                             -------------        --------------
Finished products                             $13,573,038           $13,509,636
Components and packaging material               8,088,233             8,386,879
Raw material                                    4,075,612             2,733,154
                                             ------------           -----------
                                              $25,736,883           $24,629,669
                                             ============           ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $3,330,000 and $3,409,000 at June 30, 1998 and March 31, 1998, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $3,344,000 and $4,671,000 at June 30, 1998 and March 31, 1998, respectively.

C. Trademarks, Licenses and Goodwill


Trademarks, licenses and goodwill are attributable to the following brands:


                                            June 30, 1998       March 31, 1998
                                            -------------       --------------
Owned Brands:
  Alexandra de Markoff                       $11,178,803         $11,179,839
  Fred Hayman Beverly Hills                    2,748,616           2,747,434
  Bal A Versailles                             3,230,395           3,227,406
  Animale                                      1,439,134           1,431,332
  Other                                          209,143             209,078
Licensed Brands:
  Perry Ellis                                  7,940,340           7,940,340
  Barishnikov                                  2,470,241           2,470,241
                                           -------------      --------------
                                              29,216,672          29,205,670

Less: accumulated amortization                (4,216,464)         (3,827,407)
                                           -------------      --------------
                                             $25,000,208         $25,378,263
                                           =============      ==============

On March 2, 1998, the Company entered into an exclusive agreement to license the AdM rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the Agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which was reflected in the statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000. In accordance with generally accepted accounting principles and based on the Company's current borrowing cost of 9.25%, the note was reduced to a present value of $3,659,753.

On June 9, 1998, the Company entered into an exclusive agreement to license the BAV rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, automatically renewable every five years. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to BAV for its approximate book value. At closing, the purchaser provided as consideration, $200,000 in cash and a $500,000 non-interest bearing note due in quarterly installments of $83,333 through December 1999.

At June 30, 1998, $2,139,887 and $1,815,028 are included in other current assets and other assets, respectively, relating to the AdM and BAV receivables.

D. Borrowings - Banks and Others

The composition of debt is as follows:

                                                                                       June 30, 1998      March 31, 1998
                                                                                       -------------      --------------
Revolving credit facility payable to General Electric
Capital Corporation, interest at LIBOR plus 2.50%
or prime (8.50% at June 30, 1998) plus .75%, at the
Company's option, net of restricted cash of $144,753
and $1,209,955, respectively                                                             $17,957,184         $16,818,951

Note payable to FHBH, secured by the acquired licensed
trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863 through June 2004                                                  4,045,187           4,179,826

Note payable to Lyon Credit Corporation, secured
by certain equipment, interest at 11%, payable in
equal monthly installments of $19,142, including interest,
through September 2001                                                                       624,581             663,989

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the bank's prime
rate plus 2%, due August 1, 1998                                                              79,927             185,472

Letter of credit refinancing facility of $500,000 payable
to Popular Bank of Florida, interest at the bank's prime
rate plus 2%, due July 1998                                                                   11,070                 ---

Other notes payable                                                                          105,148             113,152
                                                                                      --------------       -------------
                                                                                          22,823,097          21,961,390

Less: long-term borrowings                                                                (3,904,752)         (4,107,618)
                                                                                      --------------       -------------

Short-term borrowings                                                                    $18,918,345         $17,853,772
                                                                                      ==============       =============

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At June 30, 1998, based on the borrowing base at that date, the credit line amounted to approximately $19,200,000.

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

Management believes that, based on current circumstances, and the recent restructuring activities which have reduced overhead, funds from operations, the income tax refund and the Credit Agreement will be sufficient to fund the Company's operating needs.

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

In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through

July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has complied with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of ($3,277,920), and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481. The total stockholders' equity balance at March 31, 1997, as previously reported, was not affected by the restatement.

F. Transactions With Related Parties

The Company had net sales of $6,223,143 and $4,123,191 during the three-month periods ended June 30, 1998 and June 30, 1997, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest. Net amounts due from Perfumania totaled $21,126,345 and $17,973,197 at June 30, 1998 and March 31, 1998, respectively.
Amounts due from related parties are non-interest bearing and are realizable in less than one year.

G. Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the adoption of the provisions of SFAS 128:

                                                                            Three Months Ended June 30,
                                                                            ---------------------------
                                                                              1998               1997
                                                                              ----               ----
Net income                                                               $  417,778           $   15,507
                                                                      =============         ============
Weighted average number of shares outstanding used
    in basic earnings per share calculation                              14,871,902           16,898,357
                                                                      =============         ============
Basic net income per common share                                             $0.03                $0.00
                                                                      =============         ============

Weighted average number of shares outstanding used
    in basic earnings per share calculation                              14,871,902           16,898,357

Affect of dilutive securities:
Stock options and warrants, net of treasury shares
    acquired                                                                187,819              167,435
                                                                      -------------         ------------
Weighted average number of shares outstanding used
    in diluted earnings per share calculation                            15,059,721           17,065,792
                                                                      =============         ============

Diluted net income per common share                                           $0.03                $0.00
                                                                      =============         ============
Antidilutive securities not included in diluted
earnings per share computation:

Options and warrants to purchase common stock                               288,478              286,478
                                                                      =============         ============

Exercise Price                                                          $2.19-$8.11          $3.13-$8.11
                                                                      =============         ============

H. Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:
                                                 Three-months ended June 30,
                                                 ---------------------------
                                                  1998                1997
                                                  ----                ----
                   Cash paid for:
                       Interest                 $503,695         $   475,386
                       Income taxes             $ 18,320         $ 4,297,948

I. Income Taxes

The provision for income taxes for the periods ended June 30, 1998 and 1997 reflects an effective tax rate of approximately 38%.

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

                                   SIGNATURES
                                   ----------

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



Date:    August 13, 1998