Form 10-Q
period 1998-09-30
PARLUX FRAGRANCES INC
filed 1998-11-12
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1998
                                    ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                        33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code  954-316-9008
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 12, 1998, 14,554,419 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements
------   --------------------

See pages 7 to 10.

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

Recent Developments
-------------------

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of September 30, 1998, the Company has repurchased, under all phases, a total of 2,844,259 shares at a cost of $6,509,722, or 15% of the outstanding shares at the inception of the program, which is ongoing. At September 30, 1998, there were 14,579,219 shares outstanding.

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

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 1998 with the
----------------------------------------------------------------------
three-month period ended September 30, 1997.
-------------------------------------------

During the quarter ended September 30, 1998, net sales increased 8% to $16,136,121 as compared to $14,937,956 for the same period for the prior year. The prior year period included sales of $2,090,017 of Alexandra de Markoff (AdM) cosmetics and Bal a Versailles (BAV) fragrances, which were licensed to third parties during March and June 1998, respectively. The comparable period increase excluding these two brands was 26%. The increase is due to the continuing strength of Perry Ellis brand products, with total sales of all Perry Ellis brands increasing 22% compared to the same period in the prior year from $8,014,971 to $9,817,096 and sales of Fred Hayman brand products which increased by 73% to $4,122,658 compared to $2,383,098 in the prior year period.

Sales of the Company's own trademark, Animale, decreased by 14% compared to the same prior year period from $3,011,034 to $2,577,475.

Sales to unrelated customers increased 9% to $10,364,161 in the current period, compared to $9,475,994 in the same period in the prior year. Without the effect of AdM, which products were only sold to unrelated customers, sales to unrelated customers increased 37%. Sales to related parties increased 6% to $5,771,960 in the current quarter compared to $5,461,962 in the same period in the prior fiscal year.

Cost of goods sold decreased as a percentage of net sales from 43% for the quarter ended September 30, 1997 to 41% for the current quarter. The decrease was mainly attributable to the increase in the percentage of net sales to unrelated customers as compared to total net sales. Cost of goods sold on sales to unrelated customers and related parties approximated 39% and 45%, respectively, during the quarter ended September 30, 1998, as compared to 36% and 55%, respectively, during the quarter ended September 30, 1997.

Operating expenses increased by 3% compared to the prior fiscal period from $7,722,811 to $7,990,429, decreasing as a percentage of net sales from 52% to 50%. Advertising and promotional expenses increased 30% to $4,067,212 compared to $3,118,864 in the prior year period, reflecting an increase in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women. Selling and distribution costs decreased 17% to $1,608,594 in the current fiscal period as compared to $1,927,974 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 13% to 10%. General and administrative expenses decreased by 25% compared to the prior year period from $1,615,051 to $1,202,289, decreasing as a percentage of net sales from 11% to 7%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line and licensing fees generated from the AdM and BAV license agreements. Royalties increased to $503,494 for the current period compared to $340,131 in the prior year, and increased as a percentage of sales from 2% to 3%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales. Depreciation and amortization decreased by $111,951 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands.

As a result of the above, the Company had operating income of $1,528,143 or 9% of net sales for the three-month period ended September 30, 1998, compared to $756,197 or 5% of net sales for the comparable period in the prior year. Interest expense decreased to $505,260 in the current fiscal year as compared to $691,255 in the same period in the prior year, reflecting the reduction in borrowings of approximately $4,800,000 as compared to September 30, 1997. Exchange losses were $105,577 in the current year as compared to $36,874 in the same period in the prior year. Income before taxes for the current fiscal year was $917,306 or 6% of net sales compared to $28,068 in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $568,729 or 4% of net sales for the current quarter ended September 30, 1998, as compared to $16,949 for the same quarter in the prior fiscal year.

Comparison of the six-month period ended September 30, 1998 with the six-month
------------------------------------------------------------------------------
period ended September 30, 1997.
-------------------------------

During the six months ended September 30, 1998, net sales increased 11% to $31,443,731 as compared to $28,235,268 for the same period for the prior year. The prior year period included sales of $4,340,145 of AdM cosmetics and BAV fragrances, which were licensed to third parties during March and June 1998, respectively. The comparable period increase excluding these two brands was 32%. The increase is due to the continuing strength of Perry Ellis brand products, with total sales of all Perry Ellis brands increasing 33% compared to the same period in the prior year from $15,238,409 to $20,335,482, and sales of Fred Hayman brand products which increased by 37% to $6,774,483 compared to $4,942,718 in the prior year period. Sales of the Company's own trademark, Animale, also increased by 4% compared to the same prior year period from $4,504,197 to $4,687,797.

Sales to unrelated customers increased 4% to $19,448,628 in the current period, compared to $18,650,115 in the same period in the prior year, including the effect of the licensing of the AdM brand in March 1998, which products were only sold to unrelated customers. Without the effect of AdM, sales to unrelated customers increased 32%. Sales to related parties increased 25% to $11,995,103 in the current period compared to $9,585,153 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 40% for the six months ended September 30, 1997 to 41% for the current period. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales. Cost of goods sold on sales to unrelated customers and related parties approximated 38% and 46%, respectively, during the six months ended September 30, 1998, as compared to 34% and 53%, respectively, during the six months ended September 30, 1997.

Operating expenses increased by 1% compared to the prior fiscal year from $15,728,096 to $15,873,260, decreasing as a percentage of net sales from 56% to 51%. Advertising and promotional expenses increased 18% to $8,376,614 compared to $7,082,155 in the prior year period, reflecting an increase in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women. Selling and distribution costs decreased 16% to $3,067,019 in the current fiscal period as compared to $3,642,852 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 13% to 10%. General and administrative expenses decreased by 24% compared to the prior year period from $2,898,112 to $2,202,710, decreasing as a percentage of net sales from 10% to 7%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line and licensing fees generated from the AdM and BAV license agreements. Royalties increased to $984,533 for the current period compared to $624,679 in the prior year, and increased as a percentage of sales from 2% to 3%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales. Depreciation and amortization decreased by $237,914 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands.

As a result of the above, the Company had operating income of $2,697,899 or 9% of net sales for the six-month period ended September 30, 1998, compared to $1,092,182 or 4% of net sales for the comparable period in the prior year. Interest expense decreased to $1,009,719 in the current fiscal year as compared to $1,106,313 in the same period in the prior year, reflecting the reduction in average borrowings outstanding. Exchange losses were $97,039 in the current year as compared to exchange gains of $67,139 in the same period in the prior year. Income before taxes for the current fiscal year was $1,591,141 or 5% of net sales compared to $53,008 in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $986,507 or 3% of net sales for the six months ended September 30, 1998, as compared to $32,456 for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $38,246,414 as of September 30, 1998, compared to $36,323,891 at March 31, 1998, reflecting the reduction in other long-term assets coupled with the current period's net income.

In January 1998, the Company completed the third phase of its common stock buy-back program involving 1,000,000 shares, and the Board of Directors authorized the repurchase of an additional 1,250,000 shares. As of September 30, 1998, the Company has repurchased under all phases a total of 2,844,259 shares at a cost of $6,509,722. The accompanying consolidated balance sheets also include treasury stock transactions prior to fiscal 1996.

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

GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which were amended on July 9, 1998.

As of September 30, 1998, the Company was not in compliance with certain of these financial covenants. In light of the global economic difficulties and the uncertainties surrounding the domestic marketplace, management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods, in anticipation of a slowdown in sales.

Management believes that, based on current circumstances, it will be able to amend the financial covenants and funds will be sufficient to meet the Company's operating needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On October 15, 1998, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

Item No. 1        Nomination and Election of Directors
                  ------------------------------------

                  The seven nominees named in the proxy statement were elected, with each director receiving more than 98% of the votes cast.

Item No. 2        Ratification of PricewaterhouseCoopers LLP as Independent
                  ---------------------------------------------------------
                  Accountants
                  -----------

                  Over 99% of the votes were cast in favor of the proposal.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

(a) Exhibits - None.

(b) There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                            September 30,              March 31,
ASSETS                                                           1998                     1998
-----------------------------------------------------    ---------------------    ---------------------
                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $110,245                 $205,760
  Receivables, net of allowance for doubtful
   accounts, sales returns and allowances of
   approximately $2,785,000 and $2,170,000 at
   September 30, 1998 and March 31, 1998, respectively              9,286,255                9,403,548
  Trade receivables from related parties                           23,353,551               17,973,197
  Inventories, net                                                 23,373,773               24,629,669
  Prepaid expenses and other current assets                        11,126,734                9,949,959
  Income tax receivable                                               185,875                4,347,134
                                                         ---------------------    ---------------------

    TOTAL CURRENT ASSETS                                           67,436,433               66,509,267
Equipment and leasehold improvements, net                           1,514,276                2,020,741
Trademarks, licenses and goodwill, net                             24,676,288               25,378,263
Other                                                               1,056,403                1,972,794
                                                         ---------------------    ---------------------

    TOTAL ASSETS                                                  $94,683,400              $95,881,065
                                                         =====================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                     $17,236,204              $17,853,772
  Accounts payable                                                  8,967,212                9,674,407
  Accrued expenses                                                  2,070,491                2,033,090
  Income taxes payable                                                916,112                  624,107
                                                         ---------------------    ---------------------

    TOTAL CURRENT LIABILITIES                                      29,190,019               30,185,376
Borrowings, less current portion                                    3,668,605                4,107,618
Deferred tax liability                                                419,632                  419,632
                                                         ---------------------    ---------------------

    TOTAL LIABILITIES                                              33,278,256               34,712,626
                                                         ---------------------    ---------------------

COMMITMENTS  AND CONTINGENCIES                                              -                        -
                                                         ---------------------    ---------------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,478 and 17,447,478 shares issued
   at September 30, 1998 and March 31, 1998, respectively             174,625                  174,475
  Additional paid-in capital                                       73,030,586               73,007,949
  Accumulated deficit                                              (4,777,897)              (5,764,404)
  Cumulative translation adjustment                                  (378,976)                (355,331)
                                                         ---------------------    ---------------------
                                                                   68,048,338               67,062,689
  Less - 2,883,259 and 2,489,755 shares of
   common stock in treasury, at cost, at
   September 30, 1998 and March 31, 1998, respectively             (6,643,194)              (5,894,250)
                                                         ---------------------    ---------------------

    TOTAL STOCKHOLDERS' EQUITY                                     61,405,144               61,168,439
                                                         ---------------------    ---------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $94,683,400              $95,881,065
                                                         =====================    =====================

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                        Three months ended September,            Six months ended September 30,
                                                    -------------------------------------      ------------------------------------
                                                         1998                 1997                  1998                 1997
                                                    ----------------     ----------------      ----------------     ---------------
                                                                  (Unaudited)                                (Unaudited)
Net sales:
   Unrelated customers                                  $10,364,161           $9,475,994           $19,448,628         $18,650,115
   Related parties                                        5,771,960            5,461,962            11,995,103           9,585,153
                                                    ----------------     ----------------      ----------------     ---------------

                                                         16,136,121           14,937,956            31,443,731          28,235,268

Cost of goods sold                                        6,617,549            6,458,948            12,872,572          11,414,990
                                                    ----------------     ----------------      ----------------     ---------------

Gross margin                                              9,518,572            8,479,008            18,571,159          16,820,278
                                                    ----------------     ----------------      ----------------     ---------------

Operating expenses:
  Advertising and promotional                             4,067,212            3,118,864             8,376,614           7,082,155
  Selling and distribution                                1,608,594            1,927,974             3,067,019           3,642,852
  General and administrative, net of licensing
   fees of $141,667 and $275,000 in 1998                  1,202,289            1,615,051             2,202,710           2,898,112
  Depreciation and amortization                             608,840              720,791             1,242,384           1,480,298
  Royalties                                                 503,494              340,131               984,533             624,679
                                                    ----------------     ----------------      ----------------     ---------------

  Total operating expenses                                7,990,429            7,722,811            15,873,260          15,728,096
                                                    ----------------     ----------------      ----------------     ---------------

Operating income                                          1,528,143              756,197             2,697,899           1,092,182

Interest expense and bank charges                           505,260              691,255             1,009,719           1,106,313
Exchange losses (gains)                                     105,577               36,874                97,039             (67,139)
                                                    ----------------     ----------------      ----------------     ---------------

Income before income taxes                                  917,306               28,068             1,591,141              53,008

Income taxes                                                348,577               11,119               604,634              20,552
                                                    ----------------     ----------------      ----------------     ---------------

Net income                                                 $568,729              $16,949              $986,507             $32,456
                                                    ================     ================      ================     ===============

Earnings per common share:
     Basic                                                    $0.04                $0.00                 $0.07               $0.00
                                                    ================     ================      ================     ===============
     Diluted                                                  $0.04                $0.00                 $0.07               $0.00
                                                    ================     ================      ================     ===============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                                    COMMON STOCK                                    RETAINED
                                                          ------------------------------       ADDITIONAL           EARNINGS
                                                               NUMBER            PAR            PAID-IN          (ACCUMULATED
                                                               ISSUED           VALUE           CAPITAL             DEFICIT)
                                                          --------------   -------------   ----------------     ---------------
BALANCE at April 1, 1996                                     11,456,426       $ 114,564       $ 37,184,527        $ 6,200,439

  Net loss                                                            -               -                  -         (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                        14,500             145             18,448                  -
   Options                                                      176,000           1,760          1,406,240                  -
   Warrants                                                      60,000             600            415,650                  -
  Stock issued in connection with the acquisition of assets     370,000           3,700          3,002,550                  -
  Conversion of debentures, net of unamortized debt
   issuance costs                                             5,370,552          53,706         29,029,501                  -
  Beneficial conversion feature of debentures                                                    2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                         (901,648)
  Foreign currency translation adjustment                             -               -                  -                  -
  Purchase of 381,055 shares of treasury stock, at cost               -               -                  -                  -
                                                           -------------   -------------   ----------------    ---------------

BALANCE at March 31, 1997                                    17,447,478         174,475         73,007,949          2,922,519

  Net loss                                                            -               -                  -         (8,686,923)
  Foreign currency translation adjustment
  Purchase of 2,069,700 shares of treasury stock, at cost
                                                           -------------   -------------   ----------------    ---------------
BALANCE at March 31, 1998                                    17,447,478         174,475         73,007,949         (5,764,404)

  Net income                                                          -               -                  -            986,507
  Issuance of common stock upon exercise of employee options     15,000             150             22,637                  -
  Foreign currency translation adjustment                             -               -                  -                  -
  Purchase of 393,504 shares of treasury stock, at cost               -               -                  -                  -
                                                           -------------   -------------   ----------------    ---------------

BALANCE at September 30, 1998 (unaudited)                    17,462,478       $ 174,625       $ 73,030,586       $ (4,777,897)
                                                           =============   =============   ================    ===============

(RESTUBBED TABLE)
                                                                                CUMULATIVE
                                                                                TRANSLATION         TREASURY
                                                                                ADJUSTMENT           STOCK             TOTAL
                                                                              ---------------   ---------------   -------------


BALANCE at April 1, 1996                                                          $ 182,247        $ (133,472)     $ 43,548,305

  Net loss                                                                                -                 -        (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                                                 -                 -            18,593
   Options                                                                                -                 -         1,408,000
   Warrants                                                                               -                 -           416,250
  Stock issued in connection with the acquisition of assets                               -                 -         3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                                         -                 -        29,083,207
  Beneficial conversion feature of debentures                                                                         2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                                              (901,648)
  Foreign currency translation adjustment                                          (285,809)                -          (285,809)
  Purchase of 381,055 shares of treasury stock, at cost                                   -        (1,749,174)       (1,749,174)
                                                                             ---------------   ---------------   ---------------

BALANCE at March 31, 1997                                                          (103,562)       (1,882,646)       74,118,735

  Net loss                                                                                -                 -        (8,686,923)
  Foreign currency translation adjustment                                          (251,769)                           (251,769)
  Purchase of 2,069,700 shares of treasury stock, at cost                                          (4,011,604)       (4,011,604)
                                                                             ---------------   ---------------   ---------------
BALANCE at March 31, 1998                                                          (355,331)       (5,894,250)       61,168,439

  Net income                                                                              -                 -           986,507
  Issuance of common stock upon exercise of employee options                              -                 -            22,787
  Foreign currency translation adjustment                                           (23,645)                            (23,645)
  Purchase of 393,504 shares of treasury stock, at cost                                   -          (748,944)         (748,944)
                                                                             ---------------   ---------------   ---------------

BALANCE at September 30, 1998 (unaudited)                                        $ (378,976)     $ (6,643,194)     $ 61,405,144
                                                                             ===============   ===============   ===============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                      Six months ended September 30,
                                                                   ----------------------------------
                                                                              (Unaudited)
                                                                        1998               1997
                                                                   ---------------    ---------------
Cash flows from operating activities:
Net income                                                               $986,507            $32,456
                                                                   ---------------    ---------------

Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                           1,242,384          1,480,298
Changes in assets and liabilities net of effect of sold brands:
   Decrease in trade receivables - customers                              117,293          2,185,352
   Increase in trade receivables - related parties                     (5,380,354)          (785,634)
   Decrease  (increase) in inventories                                    650,906         (1,037,797)
   Increase in prepaid expenses and other current assets                 (843,442)        (1,026,562)
   Decrease in income tax receivable                                    4,161,259                  -
   Decrease in other non-current assets                                 1,083,058              8,107
   Decrease in accounts payable                                          (707,195)        (2,997,318)
   Increase (decrease) in accrued expenses                                 37,401           (782,719)
   Increase (decrease) in income taxes payable                            292,005         (4,260,522)
                                                                   ---------------    ---------------

            Total adjustments                                             653,315         (7,216,795)
                                                                   ---------------    ---------------

                Net cash provided (used) by operating activities        1,639,822         (7,184,339)
                                                                   ---------------    ---------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                         (52,383)          (142,473)
Purchase of trademarks                                                    (76,571)           (30,294)
Cash received on brand licensing of Bal a Versailles                      200,000
Cash received in sale of Vicky Tiel brand                                                    680,553
                                                                   ---------------    ---------------

                Net cash provided by investing activities                  71,046            507,786
                                                                   ---------------    ---------------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                        -         (1,672,821)
Payments - other notes payable                                            (37,470)           (34,942)
Payments - note payable to Finova Capital Corp.                                 -         (7,878,091)
(Payments) proceeds - note payable to GE Capital                         (481,990)        17,845,461
Payments - note payable to Lyon Credit Corp.                              (79,916)          (245,238)
Proceeds - note payable to Popular Bank                                         -            149,000
Payments - note payable to Fred Hayman Beverly Hills                     (271,733)          (252,785)
(Payments) proceeds - note payable to International Finance Bank         (185,472)           190,000
Purchases of treasury stock                                              (748,944)          (903,644)
Proceeds from issuance of common stock                                     22,787                  -
                                                                   ---------------    ---------------

                Net cash (used) provided by financing activities       (1,782,738)         7,196,940
                                                                   ---------------    ---------------


Effect of exchange rate changes on cash                                   (23,645)          (188,509)
                                                                   ---------------    ---------------

Net (decrease) increase in cash and cash equivalents                      (95,515)           331,878
Cash and cash equivalents, beginning of period                            205,760            191,486
                                                                   ---------------    ---------------

Cash and cash equivalents, end of period                                 $110,245           $523,364
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


A. The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Income for the three-month and six-month periods ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1998 and 1997, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at September 30, 1998 and the results of their operations and their cash flows for the three-month and six-month periods ended September 30, 1998 and 1997.

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

Certain reclassifications were made to the September 30, 1997 financial statements to conform with the presentation of the September 30, 1998 financial statements.


B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                             September  30, 1998            March 31, 1998
                                                             -------------------            --------------
Finished products                                                    $12,406,288               $13,509,636
Components and packaging material                                      7,377,516                 8,386,879
Raw material                                                           3,589,969                 2,733,154
                                                                     -----------               -----------
                                                                     $23,373,773               $24,629,669
                                                                     ===========               ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $3,230,000 and $3,409,000 at September 30, 1998 and March 31, 1998, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $3,149,000 and $4,671,000 at September 30, 1998 and March 31, 1998, respectively.

C.  Trademarks, Licenses and Goodwill


Trademarks, licenses and goodwill are attributable to the following brands:

                                                               September 30, 1998          March 31, 1998
                                                               ------------------          --------------
Owned Brands:
  Alexandra de Markoff                                                $11,190,150             $11,179,839
  Fred Hayman Beverly Hills                                             2,750,396               2,747,434
  Bal A Versailles                                                      3,240,694               3,227,406
  Animale                                                               1,448,308               1,431,332
  Other                                                                   235,692                 209,078
Licensed Brands:
  Perry Ellis                                                           7,946,760               7,940,340
  Barishnikov                                                           2,470,241               2,470,241
                                                                    -------------           -------------
                                                                       29,282,241              29,205,670

Less: accumulated amortization                                         (4,605,953)             (3,827,407)
                                                                    --------------          --------------
                                                                      $24,676,288             $25,378,263
                                                                    =============           =============

On March 2, 1998, the Company entered into an exclusive agreement to license the AdM rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the Agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which was reflected in the consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000. In accordance with generally accepted accounting principles and based on the Company's current borrowing cost of 9.25%, the note was reduced to a present value of $3,659,753.

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

At September 30, 1998, $2,139,887 and $924,915 ($1,806,544 and $1,853,199 at
March 31, 1998) are included in other current assets and other assets, respectively, relating to the AdM and BAV receivables.

D.  Borrowings - Banks and Others

The composition of debt is as follows:

                                                                     September 30, 1998      March 31, 1998
                                                                     ------------------      --------------
Revolving credit facility payable to General Electric
Capital Corporation, interest at LIBOR plus 2.50%
or prime (8.25% at September 30, 1998) plus .75%,
at the Company's option, net of restricted cash of
$525,282 and $1,209,955, respectively
                                                                          $16,336,961           $16,818,951

Note payable to FHBH, secured by the acquired licensed
trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863 through June 2004                                   3,908,093             4,179,826

Note payable to Lyon Credit Corporation, secured by certain
equipment, interest at 11%, payable in equal monthly
installments of $19,142, including interest, through September
2001                                                                          584,073               663,989

Unsecured $1,000,000 line of credit payable to International
Finance Bank, interest at the bank's prime rate plus 2%, due
August 1, 1998                                                                      -               185,472

Other notes payable                                                            75,682               113,152
                                                                          ------------         -------------
                                                                           20,904,809            21,961,390

Less: long-term borrowings                                                 (3,668,605)           (4,107,618)
                                                                          ------------         -------------

Short-term borrowings                                                     $17,236,204           $17,853,772
                                                                          ============         =============

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At September 30, 1998, based on the borrowing base at that date, the credit line amounted to approximately $18,693,000.

GECC has taken a security interest in substantially all of the domestic assets of the Company. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which were amended on July 9, 1998.

As of September 30, 1998, the Company was not in compliance with certain of these financial covenants. In light of the global economic difficulties and the uncertainties surrounding the domestic marketplace, management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods, in anticipation of a slowdown in sales.

Management believes that, based on current circumstances, it will be able to amend the financial covenants and funds will be sufficient to meet the Company's operating needs.

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

F.  Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the adoption of the provisions of SFAS 128:

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                             1998                1997
                                                                             ----                ----

Net income                                                                 $ 568,729          $   16,949
                                                                         ===========          ==========
Weighted average number of shares outstanding used
    in basic earnings per share calculation
                                                                          14,722,421          16,898,357
                                                                         ===========          ==========

Basic net income per common share                                              $0.04               $0.00
                                                                         ===========          ==========

Weighted average number of shares outstanding used
    in basic earnings per share calculation
                                                                          14,722,421          16,898,357
Affect of dilutive securities:
Stock options and warrants, net of treasury shares
    acquired                                                                  26,972             167,435
                                                                         -----------          ----------
Weighted average number of shares outstanding used
    in diluted earnings per share calculation
                                                                          14,749,393          17,065,792
                                                                         ===========          ==========

Diluted net income per common share                                            $0.04               $0.00
                                                                         ===========          ==========


Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock
                                                                           1,662,478             286,478
                                                                         ===========         ===========

Exercise Price                                                           $1.75-$8.11         $3.13-$8.11
                                                                         ===========         ===========

                                                                          Six Months Ended September 30,
                                                                          ------------------------------
                                                                              1998              1997
                                                                              ----              ----
Net income                                                                $  986,507          $   16,949
                                                                        ============         ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation
                                                                          14,796,826          16,898,357
                                                                        ============         ===========

Basic net income per common share                                              $0.07               $0.00
                                                                        ============         ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation
                                                                          14,796,826          16,898,357

Affect of dilutive securities:

Stock options and warrants, net of treasury shares
    acquired                                                                  64,358             167,435
                                                                        ------------         -----------

Weighted average number of shares outstanding used
    in diluted earnings per share calculation
                                                                          14,861,184          17,065,792
                                                                        ============         ===========

Diluted net income per common share                                            $0.07               $0.00
                                                                        ============         ===========

Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock
                                                                           1,068,478             286,478
                                                                        ============         ===========

Exercise Price                                                           $2.00-$8.11         $3.13-$8.11
                                                                        ============         ===========

G.  Transactions With Related Parties


The Company had net sales of $11,995,103 and $9,585,153 during the six-month periods ended September 30, 1998 and September 30, 1997, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest. Net amounts due from Perfumania totaled $23,353,551 and $17,973,197 at September 30, 1998 and March 31, 1998, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

As of September 30, 1998, the Company has loaned a total of $190,000 ($150,000 as of March 31, 1998) to its Chairman/CEO, which is included in other current assets. The loan is unsecured, bears interest at 10% per annum and is due in one balloon payment on December 31, 1998.

H.  Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:
                                               Six-months ended September 30,
                                               ------------------------------
                                                  1998              1997
                                                  ----              ----

                   Cash paid for:
                       Interest                  $988,245          $1,070,848
                       Income taxes              $152,594          $4,296,074

The following non-cash transaction was entered into during the six-months ended September 30, 1998:

The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.


I.  Income Taxes

The provision for income taxes for the periods ended September 30, 1998 and 1997 reflects an effective tax rate of approximately 38%.


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



Date:    November 12, 1998