Form 10-Q
period 1998-12-31
PARLUX FRAGRANCES INC
filed 1999-02-12
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      December 31, 1998
                                     -----------------

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

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 10, 1999, 13,920,997 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

See pages 8 to 11.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
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

Recent Developments
-------------------

In December 1998, the Company completed the third phase of its common stock buy-back program involving 1,250,000 shares. In January 1999, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. As of December 31, 1998, the Company has repurchased, under all phases, a total of 3,014,925 shares at a cost of $6,744,246, or 15% of the outstanding shares at the inception of the program, which is ongoing. At December 31, 1998, there were 14,408,553 shares outstanding.

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

In January 1999, Mr. Zalman Lekach, President and Chief Operating Officer, resigned to pursue other activities unrelated to the fragrance industry. Mr. Zalman Lekach will remain a member of the Board of Directors; his responsibilities have been reassigned to Mr. Frank Buttacavoli, Executive Vice-President, CFO and Mr. Ruben Lisman, Vice-President of International Sales. Mr. Ilia Lekach, Chairman and CEO assumed the title of President.

Year 2000 Compliance
--------------------

As of January 1999, the Company's management information system hardware consists of an IBM AS 400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is "year 2000" compliant. In connection therewith, a hardware upgrade has been completed on its 9406 processor from a model 310 to a model 620, which more than doubles the commercial processing workload (CPW) to support the new release and other business applications. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $300,000.

The Company continues to devote the necessary internal resources to resolve all significant year 2000 issues in a timely manner. Internal modifications to all personnel computer operating systems will be completed by March 31, 1999. Testing of electronic data interchange (EDI) modifications with all major customers is ongoing and verification of year 2000 compliance with major suppliers continues.

Management believes that any such processing issues will be resolved. Nevertheless, if the Company, its customers or suppliers are unable to resolve such processing issues, it could result in a material financial risk.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 1998 with the
---------------------------------------------------------------------
three-month period ended December 31, 1997.
------------------------------------------

During the quarter ended December 31, 1998, net sales decreased 42% to $11,909,529 as compared to $20,375,443 for the same period for the prior year. The prior year period included sales of $2,453,169 of Alexandra de Markoff (AdM) cosmetics and Bal a Versailles (BAV) fragrances, which were licensed to third parties during March and June 1998, respectively. The comparable period decrease excluding these two brands was 34%. The decrease, which was anticipated, was mainly attributable to the global economic difficulties which resulted in a 68% decline in international sales to $2,532,534 in the current period as compared to $7,846,129 in the prior year comparable period. Sales of Perry Ellis brand products decreased 41% compared to the same period in the prior year from $13,727,262 to $8,053,666 and sales of Fred Hayman brand products decreased by 39% to $2,269,521 compared to $3,713,158 in the prior year period. Sales of the Company's own trademark, Animale, decreased by 35% compared to the same prior year period from $1,785,178 to $1,162,088.

Sales to unrelated customers decreased 50% to $7,357,850 in the current period, compared to $14,617,374 in the same period in the prior year. Without the effect of AdM, which products were only sold to unrelated customers, sales to unrelated customers decreased 41%. Sales to related parties decreased 21% to $4,551,679 in the current quarter compared to $5,758,069 in the same period in the prior fiscal year.

Cost of goods sold decreased as a percentage of net sales from 46% for the quarter ended December 31, 1997 to 31% for the current quarter. The decrease was mainly attributable to the closeout of Todd Oldham brand products at below cost during 1997, coupled with a reduction in costs of certain components utilized in production. Cost of goods sold on sales to unrelated customers and related parties approximated 25% and 40%, respectively, during the quarter ended December 31, 1998, as compared to 42% and 56%, respectively, during the quarter ended December 31, 1997.

Operating expenses decreased by 25% compared to the prior fiscal period from $10,285,187 to $7,677,681, but increased as a percentage of net sales from 50% to 64%. Advertising and promotional expenses decreased 15% to $4,381,908 compared to $5,177,263 in the prior year period, as a result of controlled expenditures for print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women as compared to limited prior year new product activities. Selling and distribution costs decreased 31% to $1,459,158 in the current fiscal period as compared to $2,105,189 in the same period of the prior fiscal year, increasing as a percentage of net sales from 10% to 12%. General and administrative expenses decreased by 35% compared to the prior year period from $1,732,616 to $987,215, but remained relatively constant at 8% of net sales. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line and licensing fees generated from the AdM and BAV license agreements. Royalties decreased to $234,498 for the current period compared to $538,088 in the prior year, and decreased as a percentage of sales from 3% to 2%, primarily due to minimum royalties due in fiscal 1997 on discontinued brands. Depreciation and amortization decreased by $117,129 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands.

As a result of the above, the Company had operating income of $567,373 or 5% of net sales for the three-month period ended December 31, 1998, compared to $748,860 or 4% of net sales for the comparable period in the prior year. Interest expense decreased to $427,099 in the current fiscal year as compared to $613,376 in the same period in the prior year, reflecting the reduction in borrowings of approximately $5,400,000 as compared to December 31, 1997. Exchange losses were $11,072 in the current year as compared to $66,936 in the same period in the prior year. Income before taxes for the current fiscal year was $129,202 or 1% of net sales compared to $68,548, less than 1% of net sales, in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $80,106 for the current quarter ended December 31, 1998, as compared to $42,909 for the same quarter in the prior fiscal year.

Comparison of the nine-month period ended December 31, 1998 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 1997.
------------------------------

During the nine months ended December 31, 1998, net sales decreased 11% to $43,353,260 as compared to $48,610,711 for the same period for the prior year. The prior year period included sales of $6,793,314 of AdM cosmetics and BAV fragrances, which were licensed to third parties during March and June 1998, respectively. The comparable period increase excluding these two brands and other discontinued brands was 4%. The increase was achieved in spite of the global economic difficulties which resulted in a 20% decline in international sales to $16,077,920 in the current period as compared to $20,156,778 in the prior year comparable period. Sales of Perry Ellis brand products decreased 2% compared to the same period in the prior year from $28,965,672 to $28,389,148, and sales of Fred Hayman brand products increased by 4% to $9,044,004 compared to $8,655,875 in the prior year period. Sales of the Company's own trademark, Animale, also decreased by 7% compared to the same prior year period from $6,289,375 to $5,849,885.

Sales to unrelated customers, which includes international sales, decreased 19% to $26,806,478 in the current period, compared to $33,267,489 in the same period in the prior year, primarily due to the effect of the licensing of the AdM brand in March 1998, which products were only sold to unrelated customers. Without the effect of AdM, sales to unrelated customers decreased 1%. Sales to related parties increased 8% to $16,546,782 in the current period compared to $15,343,222 in the same period in the prior fiscal year.

Cost of goods sold decreased as a percentage of net sales from 43% for the nine months ended December 31, 1997 to 38% for the current period. The decrease was mainly attributable to the closeout of Todd Oldham brand products at below cost during 1997. Cost of goods sold on sales to unrelated customers and related parties approximated 34% and 45%, respectively, during the nine months ended December 31, 1998, as compared to 38% and 54%, respectively, during the nine months ended December 31, 1997.

Operating expenses decreased by 9% compared to the prior fiscal year from $26,013,283 to $23,550,941, but remained relatively constant at 54% of net sales. Advertising and promotional expenses increased 4% to $12,758,522 compared to $12,259,418 in the prior year period, reflecting an increase in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women. Selling and distribution costs decreased 21% to $4,526,177 in the current fiscal period as compared to $5,748,041 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 12% to 10%. General and administrative expenses decreased by 21% compared to the prior year period from $4,638,643 to $3,189,925, decreasing as a percentage of net sales from 10% to 7%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line and $425,000 in licensing fees generated from the AdM and BAV license agreements. Royalties increased to $1,219,031 for the current period compared to $1,162,767 in the prior year, and increased as a percentage of sales from 2% to 3%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales. Depreciation and amortization decreased by $347,128 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands.

As a result of the above, the Company had operating income of $3,265,272 or 8% of net sales for the nine-month period ended December 31, 1998, compared to $1,841,042 or 4% of net sales for the comparable period in the prior year. Interest expense decreased to $1,436,818 in the current fiscal year as compared to $1,719,689 in the same period in the prior year, reflecting the reduction in average borrowings outstanding and lower interest rates. Exchange losses were $108,111 in the current year as compared to exchange gains of $203 in the same period in the prior year. Income before taxes for the current fiscal year was $1,720,343 or 4% of net sales compared to $121,556 in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $1,066,613 or 2% of net sales for the nine months ended December 31, 1998, as compared to $75,365, less than 1% of net sales, for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $38,735,192 as of December 31, 1998, compared to $36,323,891 at March 31, 1998, reflecting the current period's net income coupled with the current maturity of notes receivable previously classified as long-term assets.

In December 1998, the Company completed the third phase of its common stock buy-back program involving 1,250,000 shares. In January 1999, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. As of December 31, 1998, the Company has repurchased under all phases a total of 3,014,925 shares at a cost of $6,744,246. The accompanying consolidated balance sheets also include treasury stock transactions prior to fiscal 1996.

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

As of December 31, 1998, the Company was not in compliance with certain of these financial covenants. Management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods.

The Company has reduced its total outstanding borrowings by approximately $5,936,000 since March 31, 1998. Management believes that, based on current circumstances, it will be able to amend the financial covenants and funds will be sufficient to meet the Company's operating needs.

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

Item No. 2 Ratification of PricewaterhouseCoopers LLP as Independent Accountants
           ---------------------------------------------------------------------

           Over 99% of the votes were cast in favor of the proposal.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits - None.

(b)   There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                             December 31,              March 31,
ASSETS                                                           1998                    1998
---------------------------------------------------     --------------------    --------------------
                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $58,488                $205,760
  Receivables, net of allowance for doubtful
   accounts, sales returns and allowances of
   approximately $2,903,000 and $2,170,000 at
   December 31, 1998 and March 31, 1998, respectively             7,984,111               9,403,548
  Trade receivables from related parties                         17,872,396              17,973,197
  Inventories, net                                               22,810,509              24,629,669
  Prepaid expenses and other current assets                      10,203,860               9,949,959
  Income tax receivable                                             185,875               4,347,134
                                                        --------------------    --------------------

    TOTAL CURRENT ASSETS                                         59,115,239              66,509,267
Equipment and leasehold improvements, net                         1,558,254               2,020,741
Trademarks, licenses and goodwill, net                           24,311,087              25,378,263
Other                                                               652,505               1,972,794
                                                        --------------------    --------------------

    TOTAL ASSETS                                                $85,637,085             $95,881,065
                                                        ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                   $12,454,540             $17,853,772
  Accounts payable                                                5,880,347               9,674,407
  Accrued expenses                                                1,176,356               2,033,090
  Income taxes payable                                              868,804                 624,107
                                                        --------------------    --------------------

    TOTAL CURRENT LIABILITIES                                    20,380,047              30,185,376
Borrowings, less current portion                                  3,571,217               4,107,618
Deferred tax liability                                              419,632                 419,632
                                                        --------------------    --------------------

    TOTAL LIABILITIES                                            24,370,896              34,712,626
                                                        --------------------    --------------------

COMMITMENTS  AND CONTINGENCIES                                            -                       -
                                                        --------------------    --------------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, 0 issued and outstanding
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,478 and 17,447,478 shares issued
   at December 31, 1998 and March 31, 1998, respectively            174,625                 174,475
  Additional paid-in capital                                     73,030,586              73,007,949
  Accumulated deficit                                            (4,697,790)             (5,764,404)
  Cumulative translation adjustment                                (363,516)               (355,331)
                                                        --------------------    --------------------
                                                                 68,143,905              67,062,689
  Less - 3,053,925 and 2,489,755 shares of
   common stock in treasury, at cost, at
   December 31, 1998 and March 31, 1998, respectively            (6,877,716)             (5,894,250)
                                                        --------------------    --------------------

    TOTAL STOCKHOLDERS' EQUITY                                   61,266,189              61,168,439
                                                        --------------------    --------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $85,637,085             $95,881,065
                                                        ====================    ====================

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------


                                               Three months ended December 31,         Nine months ended December 31,
                                           -----------------------------------      ----------------------------------
                                                1998                1997                 1998               1997
                                           ---------------     ---------------      ---------------    ---------------
                                                       (Unaudited)                             (Unaudited)
Net sales:
   Unrelated customers                         $7,357,850         $14,617,374          $26,806,478        $33,267,489
   Related parties                              4,551,679           5,758,069           16,546,782         15,343,222
                                           ---------------     ---------------      ---------------    ---------------

                                               11,909,529          20,375,443           43,353,260         48,610,711

Cost of goods sold                              3,664,475           9,341,396           16,537,047         20,756,386
                                           ---------------     ---------------      ---------------    ---------------

Gross margin                                    8,245,054          11,034,047           26,816,213         27,854,325
                                           ---------------     ---------------      ---------------    ---------------

Operating expenses:
  Advertising and promotional                   4,381,908           5,177,263           12,758,522         12,259,418
  Selling and distribution                      1,459,158           2,105,189            4,526,177          5,748,041
  General and administrative, net of licensing
   fees of $150,000 and $425,000 in 1998          987,215           1,732,616            3,189,925          4,638,643
  Depreciation and amortization                   614,902             732,031            1,857,286          2,204,414
  Royalties                                       234,498             538,088            1,219,031          1,162,767
                                           ---------------     ---------------      ---------------    ---------------

  Total operating expenses                      7,677,681          10,285,187           23,550,941         26,013,283
                                           ---------------     ---------------      ---------------    ---------------

Operating income                                  567,373             748,860            3,265,272          1,841,042

Interest expense and bank charges                 427,099             613,376            1,436,818          1,719,689
Exchange losses (gains)                            11,072              66,936              108,111               (203)
                                           ---------------     ---------------      ---------------    ---------------

Income before income taxes                        129,202              68,548            1,720,343            121,556

Income taxes                                       49,096              25,639              653,730             46,191
                                           ---------------     ---------------      ---------------    ---------------

Net income                                        $80,106             $42,909           $1,066,613            $75,365
                                           ===============     ===============      ===============    ===============

Earnings per common share:
     Basic                                          $0.01               $0.00                $0.07              $0.00
                                           ===============     ===============      ===============    ===============
     Diluted                                        $0.01               $0.00                $0.07              $0.00
                                           ===============     ===============      ===============    ===============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                                        COMMON STOCK                          RETAINED
                                                             -----------------------------    ADDITIONAL      EARNINGS
                                                                NUMBER             PAR         PAID-IN      (ACCUMULATED
                                                                ISSUED            VALUE        CAPITAL        DEFICIT)
                                                             ------------   --------------  ------------   --------------
BALANCE at April 1, 1996                                         11,456,426     $ 114,564    $ 37,184,527     $ 6,200,439

  Net loss                                                                -             -               -      (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                            14,500           145          18,448               -
   Options                                                          176,000         1,760       1,406,240               -
   Warrants                                                          60,000           600         415,650               -
  Stock issued in connection with the acquisition of assets         370,000         3,700       3,002,550               -
  Conversion of debentures, net of unamortized debt
   issuance costs                                                 5,370,552        53,706      29,029,501               -
  Beneficial conversion feature of debentures                                                   2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                        (901,648)
  Foreign currency translation adjustment                                 -             -               -               -
  Purchase of 381,055 shares of treasury stock, at cost                   -             -               -               -
                                                               ------------   -----------   -------------   -------------

BALANCE at March 31, 1997                                        17,447,478       174,475      73,007,949       2,922,519

  Net loss                                                                -             -               -      (8,686,923)
  Foreign currency translation adjustment
  Purchase of 2,069,700 shares of treasury stock, at cost
                                                               ------------   -----------   -------------   -------------


BALANCE at March 31, 1998                                        17,447,478       174,475      73,007,949      (5,764,404)


  Net income                                                              -             -               -       1,066,613
  Issuance of common stock upon exercise of employee options         15,000           150          22,637               -
  Foreign currency translation adjustment                                 -             -               -               -
  Purchase of 564,170 shares of treasury stock, at cost                   -             -               -               -
                                                               ------------   -----------  --------------   -------------

BALANCE at December 31, 1998 (unaudited)                         17,462,478     $ 174,625    $ 73,030,586   $ (4,697,790)
                                                               ============   ===========  ==============   =============


(TABLE CONTINUED)
                                                                          CUMULATIVE
                                                                          TRANSLATION       TREASURY
                                                                          ADJUSTMENT         STOCK          TOTAL
                                                                        -------------     -----------   -------------




BALANCE at April 1, 1996                                                  $ 182,247      $ (133,472)   $ 43,548,305

  Net loss                                                                        -               -      (3,277,920)
  Issuance of common stock upon exercise of:
   Employee stock options                                                         -               -          18,593
   Options                                                                        -               -       1,408,000
   Warrants                                                                       -               -         416,250
  Stock issued in connection with the acquisition of assets                       -               -       3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                                 -               -      29,083,207
  Beneficial conversion feature of debentures                                                             2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                                  (901,648)
  Foreign currency translation adjustment                                  (285,809)              -        (285,809)
  Purchase of 381,055 shares of treasury stock, at cost                           -      (1,749,174)     (1,749,174)
                                                                      -------------   -------------   -------------

BALANCE at March 31, 1997                                                  (103,562)     (1,882,646)     74,118,735

  Net loss                                                                        -               -      (8,686,923)
  Foreign currency translation adjustment                                  (251,769)                       (251,769)
  Purchase of 2,069,700 shares of treasury stock, at cost                                (4,011,604)     (4,011,604)
                                                                      -------------   -------------   -------------


BALANCE at March 31, 1998                                                  (355,331)     (5,894,250)     61,168,440


  Net income                                                                      -               -       1,066,613
  Issuance of common stock upon exercise of employee options                      -               -          22,787
  Foreign currency translation adjustment                                    (8,185)                         (8,185)
  Purchase of 564,170 shares of treasury stock, at cost                           -        (983,466)       (983,466)
                                                                      -------------   -------------   -------------

BALANCE at December 31, 1998 (unaudited)                                $  (363,516)   $ (6,877,716)   $ 61,266,189
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                  Nine months ended December 31,
                                                             --------------------------------------
                                                                          (Unaudited)
                                                                   1998                  1997
                                                             ----------------      ----------------
Cash flows from operating activities:
Net income                                                        $1,066,613               $75,365
                                                             ----------------      ----------------

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                                      1,857,286             2,204,414
Changes in assets and liabilities net of effect of sold brands:
   Decrease in trade receivables - customers                       1,419,437             1,293,835
   Decrease in trade receivables - related parties                   100,801             4,764,350
   Decrease in inventories                                         1,214,170                94,447
   Decrease (increase) in prepaid expenses and other current
    assets                                                            79,432              (699,363)
   Decrease in income tax receivable                               4,161,259                     -
   Decrease (increase) in other non-current assets                 1,486,956               (64,856)
   Decrease in accounts payable                                   (3,794,060)           (4,057,594)
   Decrease in accrued expenses                                     (856,734)             (894,642)
   Increase (decrease) in income taxes payable                       244,697            (4,426,633)
                                                             ----------------      ----------------

            Total adjustments                                      5,913,244            (1,786,042)
                                                             ----------------      ----------------
               Net cash provided (used) by operating
                activities                                         6,979,857            (1,710,677)
                                                             ----------------      ----------------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements                   (334,745)             (308,523)
Purchase of trademarks                                              (101,305)              (55,225)
Cash received on brand licensing of Bal a Versailles                 200,000                     -
Cash received in sale of Vicky Tiel brand                                  -               680,553
                                                             ----------------      ----------------
               Net cash (used) provided by investing
                activities                                          (236,050)              316,805
                                                             ----------------      ----------------

Cash flows from financing activities:
Payments - receivable financing and overdraft facilities                   -            (2,362,201)
Proceeds (payments) - other notes payable                             81,279               (63,785)
Payments - note payable to Finova Capital Corp.                            -            (7,878,091)
(Payments) proceeds - note payable to GE Capital                  (5,298,559)           15,663,595
Payments - note payable to Lyon Credit Corp.                        (121,555)             (295,194)
Proceeds - note payable to Popular Bank                                    -               203,400
Payments - note payable to Fred Hayman Beverly Hills                (411,326)             (382,645)
Payments - note payable to International Finance Bank               (185,472)             (202,107)
Purchases of treasury stock                                         (983,466)           (2,807,366)
Proceeds from issuance of common stock                                22,787                     -
                                                             ----------------      ----------------
               Net cash (used) provided by financing
                activities                                        (6,896,312)            1,875,606
                                                             ----------------      ----------------


Effect of exchange rate changes on cash                                5,233              (210,851)
                                                             ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                (147,272)              270,883
Cash and cash equivalents, beginning of period                       205,760               191,486
                                                             ----------------      ----------------

Cash and cash equivalents, end of period                             $58,488              $462,369
                                                             ================      ================

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A. The Consolidated Balance Sheet as of December 31, 1998, the Consolidated Statements of Income for the three-month and nine-month periods ended December 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 1998 and 1997, have been prepared without audit. In the opinion of management, the statements reflect all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of Parlux Fragrances, Inc., and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the three-month and nine-month periods ended December 31, 1998 and 1997.

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

Certain reclassifications were made to the December 31, 1997 financial statements to conform with the presentation of the December 31, 1998 financial statements.


B.       Inventories

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                                      December  31, 1998         March 31, 1998
                                                      ------------------         --------------
Finished products                                        $12,380,652               $13,509,636
Components and packaging material                          7,372,191                 8,386,879
Raw material                                               3,057,666                 2,733,154
                                                        ------------              ------------
                                                         $22,810,509               $24,629,669
                                                        ============              ============

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $3,230,000 and $3,409,000 at December 31, 1998 and March 31, 1998, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $2,226,000 and $4,671,000 at December 31, 1998 and March 31, 1998,
respectively.

C.       Trademarks, Licenses and Goodwill


Trademarks, licenses and goodwill are attributable to the following brands:

                                                         December 31, 1998    March 31, 1998
                                                         -----------------    --------------
Owned Brands:
  Alexandra de Markoff                                      $11,190,150         $11,179,839
  Fred Hayman Beverly Hills                                   2,750,396           2,747,434
  Bal A Versailles                                            3,246,000           3,227,406
  Animale                                                     1,451,227           1,431,332
  Other                                                         243,430             209,078
Licensed Brands:
  Perry Ellis                                                 7,955,531           7,940,340
  Barishnikov                                                 2,470,241           2,470,241
                                                           ------------        ------------
                                                             29,306,975          29,205,670

Less: accumulated amortization                               (4,995,888)         (3,827,407)
                                                           ------------        ------------
                                                            $24,311,087         $25,378,263
                                                           ============        ============

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

At December 31, 1998, $2,139,887 and $521,367 ($1,806,544 and $1,853,199 at
March 31, 1998) are included in other current assets and other assets, respectively, relating to the AdM and BAV receivables.

D.       Borrowings - Banks and Others

The composition of debt is as follows:

                                                                     December 31, 1998        March 31, 1998
                                                                     -----------------        --------------
Revolving credit facility payable to General Electric
Capital Corporation, interest at LIBOR plus 2.50%
or prime (7.75% at December 31, 1998) plus .75%, at
the Company's option, net of restricted cash of $3,720,847
and $1,209,955, respectively                                              $11,520,392           $16,818,951

Note payable to FHBH, secured by the acquired licensed
trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863 through June 2004                                   3,768,500             4,179,826

Note payable to Lyon Credit Corporation, secured
by certain equipment, interest at 11%, payable in equal
monthly installments of $19,142, including interest,
through September 2001                                                        542,434               663,989

Unsecured $1,000,000 line of credit payable to
International Finance Bank, interest at the bank's
prime rate plus 2%, repaid in August 1998                                           -               185,472

Other notes payable                                                           194,431               113,152
                                                                         ------------          ------------
                                                                           16,025,757            21,961,390

Less: long-term borrowings                                                 (3,571,217)           (4,107,618)
                                                                         ------------          ------------

Short-term borrowings                                                     $12,454,540           $17,853,772
                                                                         ============          ============

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At December 31, 1998, based on the borrowing base at that date, the credit line amounted to approximately $16,253,000.

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

As of December 31, 1998, the Company was not in compliance with certain of these financial covenants. Management is currently negotiating a waiver of this non-compliance with GECC and a modification of the covenants for future periods.

The Company has reduced its total outstanding borrowings by approximately $5,936,000 since March 31, 1998. Management believes that, based on current circumstances, it will be able to amend the financial covenants and funds will be sufficient to meet the Company's operating needs.

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

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the adoption of the provisions of SFAS 128:

                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                             1998              1997
                                                                             ----              ----
Net income                                                                 $  80,106          $   42,909
                                                                         ===========         ===========
Weighted average number of shares outstanding used
    in basic earnings per share calculation                               14,529,811          16,353,295
                                                                         ===========         ===========

Basic net income per common share                                              $0.01               $0.00
                                                                         ===========         ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation                               14,529,811          16,353,295
Affect of dilutive securities:
Stock options and warrants, net of treasury shares
    acquired                                                                       -              39,775
                                                                         -----------         -----------

Weighted average number of shares outstanding used
    in diluted earnings per share calculation                             14,529,811          16,393,070
                                                                         ===========         ===========

Diluted net income per common share                                            $0.01               $0.00
                                                                         ===========         ===========


Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock                              1,867,750           1,610,978
                                                                         ===========         ===========

Exercise Price                                                           $1.38-$6.75         $1.88-$8.11
                                                                         ===========         ===========

                                       16


                                                                          Nine Months Ended December 31,
                                                                          ------------------------------
                                                                               1998              1997
                                                                               ----              ----
Net income                                                                $1,066,613          $   75,365
                                                                         ===========         ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation                               14,707,497          16,655,497
                                                                         ===========         ===========

Basic net income per common share                                              $0.07               $0.00
                                                                         ===========         ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation                               14,707,497          16,655,497

Affect of dilutive securities:

Stock options and warrants, net of treasury shares
    acquired                                                                  31,539             199,948
                                                                         -----------         -----------

Weighted average number of shares outstanding used
    in diluted earnings per share calculation                             14,739,036          16,855,445
                                                                         ===========         ===========

Diluted net income per common share                                            $0.07               $0.00
                                                                         ===========         ===========

Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock                              1,608,500             280,978
                                                                         ===========         ===========

Exercise Price                                                           $1.75-$6.75         $3.13-$8.11
                                                                         ===========         ===========

G.       Transactions With Related Parties

The Company had net sales of $16,546,782 and $15,343,222 during the nine-month periods ended December 31, 1998 and December 31, 1997, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $17,872,396 and $17,973,197 at December 31, 1998 and March 31, 1998, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

As of December 31, 1998, the Company has loaned a total of $390,000 ($150,000 as of March 31, 1998) to its Chairman/CEO, which is included in other current assets. The loans are unsecured, bear interest at 10% per annum, were renewed and are due in one balloon payment on December 31, 1999. Interest payments are current through December 31, 1998.

As of December 31, 1998, the Company has loaned a total of $30,000 to its former President and Chief Operating Officer, Mr. Zalman Lekach, who resigned in January 1999. The loan is payable in equal bi-weekly installments, without interest, through December 1999.

H.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                                  Nine-months ended December 31,
                                                                  ------------------------------
                                                                     1998              1997
                                                                     ----              ----
                   Cash paid for:
                       Interest                                    $1,452,057       $1,697,691
                       Income taxes                                $  237,546       $4,472,253

The following non-cash transaction was entered into during the nine-months ended December 31, 1998:

The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.

I.       Income Taxes

The provision for income taxes for the periods ended December 31, 1998 and 1997 reflects an effective tax rate of approximately 38%.

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



Date:    February 12, 1999