Form 10-K
period 1999-03-31
PARLUX FRAGRANCES INC
filed 1999-07-15
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 1999
------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
-----------------------

(Exact name of registrant as specified in its charter)

Delaware                                                              22-2562955
--------                                                              ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                         33312

(Address of principal executive offices                       (zip code)

(Registrant's telephone number, including area code)         (954) 316-9008
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of Exchange on which registered
--------------                              ------------------------------------
    None                                               None

Securities registered pursuant to Section 12(g) of the Act:
                                Common Stock ( par value $ .01 per share)

                                -----------------------------------------
                                            Title of Class
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X    No______
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class                                               Outstanding at June 30, 1999
-------------------------                           ----------------------------
Common Stock, $ .01 par value                       13,329,497
                                                    ----------

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $17,557,961 based on a closing price of $1.750 for the Common Stock as of June 30, 1999 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

Item 1.  BUSINESS

         Parlux Fragrances, Inc. (the Company), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores and national department stores. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. The Company's products are positioned primarily in the prestige segment. Additionally, the Company manufactures and distributes certain brands through Perfumania Inc., a related party national chain which is a leading specialty retailer of fragrances. Currently, the Company engages in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, BARYSHNIKOV and PHANTOM fragrances and grooming items on an exclusive worldwide basis as a licensee. See "LICENSING AGREEMENTS" on pages 7 and 8 for further discussion. Additionally, the Company manufactures, distributes and sells its own brand, ANIMALE fragrance, on a worldwide basis.

Recent Developments
-------------------

         During the fiscal year ended March 31, 1999, the Company sold approximately $22.5 million to a related party, Perfumania Inc. ("Perfumania"), a publicly held company trading on NASDAQ ("PRFM"), which owns and operates 290 discount fragrance stores in the U.S. and perfumania.com, a wholly-owned subsidiary of Perfumania, retailing fragrances on the Internet. At March 31, 1999 and 1998, the Company had trade receivables of $18.3 million and $18.0 million, respectively, from Perfumania.

         The report of Perfumania's independent certified public accountants that accompanied its audited financial statements as of January 30, 1999 and for the year then ended expressed substantial doubt about Perfumania's ability to continue as a going concern. Perfumania incurred net losses of approximately $18,900,000 for its fiscal year 1999 and $4,100,000 (unaudited) for its thirteen-week period ended May 1, 1999. Also, Perfumania had a working capital deficit of approximately $3,800,000 and $5,600,000 (unaudited) at January 30, 1999 and May 1, 1999, respectively. In addition, Perfumania was in violation of certain debt covenants contained in its bank line of credit agreement at both January 30, 1999 and May 1, 1999. The bank has subsequently waived these debt violations for a period of 90 days through September 30, 1999; however, there is no assurance that Perfumania will be in compliance with the debt covenants at the end of the waiver period.

         During the fiscal years ended March 31, 1999 and 1998, the Company sold a total of approximately $44.6 million to Perfumania, and received payments of approximately $49.1 million during the same two-year period. During the period from April 1, 1999 through June 30, 1999, the Company collected $5.2 million or 30% of the total of its outstanding receivable at March 31, 1999, and sold an additional $8.3 million in merchandise to Perfumania, leaving a trade receivable balance at June 30, 1999 of $21.3 million, in line with historical and anticipated seasonal payment patterns.

         The Company has developed a plan to reduce the balance due from Perfumania. Management's plan initially consists of converting $8 million into a short-term note receivable due the earlier of the completion of perfumania.com's proposed public offering in which Perfumania would generate sufficient funds to pay down the short term note, or May 31, 2000. In addition, on July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock with a value of approximately $4.5 million, based on a per share price of $2.98, which approximates 90% of the closing price of Perfumania's common stock for the previous 20 business days. As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through June 1999. Based on the factors described above, management believes that the receivables from Perfumania is fully collectible.

         As of July 13, 1999 management believes that the company will receive additional cash payments in the amount of $2,700,000 and treasury stock referred to above no later than July 31, 1999.

         In January 1999, Mr. Zalman Lekach, President and Chief Operating Officer, resigned to pursue other activities unrelated to the fragrance industry. Mr. Zalman Lekach will remain a member of the Board; his responsibilities have been reassigned to Mr. Frank A. Buttacavoli, Executive Vice-President, CFO and Mr. Ruben Lisman, Vice-President of International Sales. Mr. Ilia Lekach, Chairman and CEO assumed the title of President.

         In December 1998, the Company completed the third phase of its common stock buy-back program involving 1,250,000 shares. In January 1999, the Board of Directors (the "Board") authorized the repurchase of an additional 2,000,000 shares. As of March 31, 1999, the Company has repurchased under all phases a total of 3,616,031 shares at a cost of $8,093,595 (4,108,981 shares at a cost of $9,042,617 through June 30, 1999). The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

Restatement of Net Income and Net Income Per Share to Reflect SEC Announcement
------------------------------------------------------------------------------
and for Debt Extinguishment
---------------------------

         In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has complied with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 as previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of $3,277,920, and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.

THE PRODUCTS

         The Company's principal products are fragrances. Each fragrance is distributed in a variety of sizes and packaging. In addition, each fragrance line may be complemented by beauty-related products such as soaps, deodorants, body lotions, cremes and dusting powders. The Company's basic products generally retail at prices ranging from $20 to $215 per item.

         The Company designs and creates fragrances using its own staff and independent contractors. It also supervises the design of its packaging by independent contractors. During fiscal 1999, the Company completed the design process for FRED HAYMAN'S "HOLLYWOOD" for men, which was launched in the fall of 1998. The Company is currently developing PERRY ELLIS "PORTFOLIO" for men for a launch prior to Christmas 1999, as well as PERRY ELLIS "PORTFOLIO" for women for a spring 2000 launch.

         During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                               Fiscal 1999        Fiscal 1998       Fiscal 1997
                               -----------        -----------       -----------
PERRY ELLIS                            65%                56%               48%
FRED HAYMAN                            21%                17%               13%
ANIMALE                                12%                11%               15%
ALEXANDRA DE MARKOFF                    0%                12%               14%


         On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff ("AdM") rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal.

MARKETING AND SALES

         In the United States, the Company has its own sales and marketing staff, and also utilizes independent sales representatives for certain channels of distribution. The Company sells directly to retailers, primarily national and regional department stores and specialty stores, which it believes will maintain the image of its products as prestige fragrances. The Company's products are sold in over 1,900 retail outlets in the United States. Additionally, the Company sells products to Perfumania, Inc., a related party, which is a leading specialty retailer of fragrances with 290 retail outlets principally located in manufacturers' outlet malls and regional malls. (See "RECENT DEVELOPMENTS" section for further discussion).

         Marketing and sales activities outside the United States are conducted through arrangements with independent distributors. The Company has established relationships for the marketing of its fragrances with distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia.

         The Company advertises both directly and through a cooperative advertising program in association with major retailers in the fashion media on a national basis and through retailers' statement enclosures and catalogues. The Company is required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and Note 10 (B) to the Consolidated Financial Statements.

RAW MATERIALS

         Raw materials and components for the Company's products are available from sources in the United States and Europe. The Company uses third party contract manufacturers to produce finished products. During the fiscal year ended March 31, 1998, the Company completed the transition of its contract manufacturing in France to the United States.

         To date, the Company has had little difficulty obtaining raw materials at competitive prices. The Company has no reason to believe that this situation will change in the near future, but there can be no assurance that this will continue.

SEASONALITY

         Typical of the fragrance industry, the Company has its highest sales during the calendar year end holiday season. Lower than projected sales during this period could have a material adverse affect on the Company's operating results.

INDUSTRY PRACTICES

         It is an industry practice in the United States for businesses that market cosmetics and fragrances to department stores to provide the department stores with rights to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances made by the Company, sales will be reduced when such fact becomes known.

CUSTOMERS

         The Company concentrates its sales efforts in the United States in specialty stores and a number of regional department store retailers including, among others, Famous Barr, Foley's, J.L. Hudson, Lord & Taylor, Macy's, Parisian, Proffitts, Rich's/Lazarus, and Robinson May. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         Sales to Perfumania, a company in which the Company's Chairman of the Board and Chief Executive Officer has an ownership interest and holds identical management positions, amounted to $22,527,451 for the fiscal year ended March 31, 1999. Net amounts owed by Perfumania to the Company amounted to $18,258,213 at March 31, 1999. The loss of Perfumania as a customer could have a material adverse effect on the Company's operating results.
See "Recent Developments" section for further discussion.

FOREIGN AND EXPORT SALES

         A significant portion of the Company's international sales and exports had previously been made through its wholly-owned French subsidiary, Parlux S.A. ("S.A.") Net sales to unaffiliated customers by S.A. were $2,128,698 and $12,776,773 for fiscal years ended March 31, 1998 and 1997, respectively. As of March 31, 1998, all of S.A.'s operations were transitioned to the Company's South Florida location.

LICENSING AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license from Sanofi Beaute in December 1994. The Perry Ellis license is renewable every two years if the average annual sales in the completed period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met, and based on the Company's current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

TRADEMARKS

         The Company owns the worldwide trademarks and distribution rights to ANIMALE, BAL A VERSAILLES, DANIEL DE FASSON, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF for products other than fragrances and cosmetics. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company for these trademarks. Additionally, royalties are payable to the Company by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 7 to the accompanying consolidated financial statements for further discussion. The Company has the rights to license certain of these trademarks for all classes of merchandise.

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

EMPLOYEES

         As of March 31, 1999, the Company had 113 full-time and part-time employees, which reflects the reduction in staffing requirements resulting from the licensing of the AdM cosmetic line in March 1998. Of these, 25 were engaged in worldwide sales activities, 50 in operations, administrative and finance functions and 38 in warehousing and distribution activities. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives.

         The Company has established a 401-K Plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

Item 2.  PROPERTIES

         In November 1995, the Company moved its corporate headquarters and domestic operations from a 38,500 square foot leased facility in Pompano Beach, Florida to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The annual lease cost of the facility is approximately $600,000, with the lease covering a ten-year period.

         On February 10, 1997, the Company consummated an agreement with Cosmetic Essence, Inc., one of the Company's third-party fillers, to sublease the manufacturing and distribution areas (78,000 square feet), and purchase certain fixed assets, at its 90,000 square foot facility in Orange, Connecticut, which lease was assumed as part of the Richard Barrie Fragrances, Inc. ("RBF") acquisition. The Company's aggregate liability, net of the sublease, was approximately $262,500 during the remaining period of the lease, which was recorded as part of the Company's restructuring charge during the quarter ended March 31, 1997. The lease on the total facility expired on December 31, 1998.

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

         The Company's French subsidiary leased approximately 1,500 square feet under an operating lease which provided for annual rentals equivalent to approximately $42,000, which was to terminate in 1999. In connection with the closing of the French operations in December 1997, the Company vacated the premises and paid $20,000 to cancel the lease and has no further liability under this lease.

Item 3.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no proceedings pending against the Company or any of its properties which, if determined adversely to the Company, would have a material effect on the Company's financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any actions for shareholders' approval during the quarter ended March 31, 1999 and through June 25, 1999.

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

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for the Company's securities available for each quarter of the last two years and the interim period from April through June 30, 1999. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                            Fiscal Quarter                  Common Stock
                            --------------                  ------------
                                                           High        Low
                                                           ----        ---
         First (April/June) 1997                          $3.313     $2.938
         Second (July/Sept.) 1997                          2.938      1.875
         Third (Oct./Dec.) 1997                            2.313      1.313
         Fourth (Jan./Mar.) 1998                           2.000      1.500

         First (April/June) 1998                           2.969      1.750
         Second (July/Sept.) 1998                          2.250      1.313
         Third (Oct./Dec.) 1998                            2.094      0.875
         Fourth (Jan./Mar.) 1999                           2.625      1.063

         First  (April/June) 1999                          2.156      1.000

The Company has not paid a cash dividend on its common stock nor does it contemplate paying any dividends in the near future.

Item 6.  SELECTED FINANCIAL DATA

         The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent certified public accountants. Consolidated balance sheets at March 31, 1998 and 1999 and the related consolidated statements of operations and of cash flows for the three years ended March 31, 1999 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,                 (in thousands of dollars, except per share data)
----------------------------
                                        1999         1998          1997          1996          1995
                                        ----         ----          ----          ----          ----
Net sales                             $ 56,151     $ 62,369      $ 87,640      $ 67,727      $ 38,209
Costs/operating expenses                51,920       73,911        84,321        53,539        31,208
Operating income (loss)                  4,231      (11,542)        3,319        14,188         7,001
Net income (loss) (1)                    1,418       (8,687)       (3,278)        4,972         4,231
Income (loss) per share (1):
   Basic (2)                          $   0.10     $  (0.53)     $  (0.22)     $   0.57      $   0.63
   Diluted (2) (3)                    $   0.10                                 $   0.48      $   0.54

(1) As disclosed in Note 9 to the consolidated financial statements, the net income and net income per share information for 1997 and 1996 has been restated to account for the value attributable to the beneficial conversion feature on certain convertible debentures issued during fiscal 1996 and 1997.
(2) Years 1995-1997 have been restated to reflect the provisions of Statement of Financial Accounting Standards No. 128.
(3) The calculation of diluted loss per share was not required for fiscal 1998 and 1997 since it would be antidilutive.

At March 31,                            1999          1998           1997         1996        1995
------------                            ----          ----           ----         ----        ----
Current assets                         $56,775      $66,509        $81,205      $67,666     $31,955
Current liabilities                     18,159       30,185         31,885       36,866      27,113
Working capital                         38,616       36,324         49,320       30,800       4,842
Trademarks, licenses and
  goodwill, net                         23,926       25,378         26,784       24,623      11,380
Long-term debt                           3,561        4,108          4,949        4,694       5,281
Total assets                            82,507       95,881        111,385       95,239      45,477
Total liabilities                       22,227       34,713         37,266       51,641      32,394
Stockholders' equity                    60,281       61,168         74,119       43,598      13,083

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

Comparison of the twelve-month period ended March 31, 1999 with the twelve-month
--------------------------------------------------------------------------------
period ended March 31, 1998
---------------------------

         During the fiscal year ended March 31, 1999, net sales decreased 10% to $56,150,575 as compared to $62,368,523 in the same period in the prior year. The prior year period included $8,608,270 in sales of Alexandra de Markoff (AdM) cosmetics and Bal a Versailles (BAV) fragrances, both of which were licensed to third parties during March and June 1998, respectively. The comparable period increase, excluding prior year sales of AdM and BAV brand products, was 4%. The decrease in total sales, which was anticipated, was also partially attributable to the global economic difficulties which resulted in a 17% decline in international gross sales to $20,120,885 in the current period as compared to $24,100,980 in the prior year comparable period. Sales of Perry Ellis brand products decreased 3% compared to the same period in the prior year from $37,890,727 to $36,850,017 and sales of Fred Hayman brand products increased by 4% to $12,272,031 compared to $11,810,856 in the prior year period. Sales of the Company's own trademark, Animale, decreased by 4% compared to the same prior year period from $7,581,412 to $7,261,850.

         Net sales to unrelated customers decreased 17% to $33,623,124 in the current period compared to $40,429,288 in the same period in the prior year. Without the effect of prior year sales of AdM brand products, which products were sold only to unrelated customers, sales to unrelated customers increased 3%. Sales to related parties increased 3% to $22,527,451 in the current year compared to $21,939,235 in the prior year period.

         Cost of goods sold for the fiscal year ended March 31, 1999 decreased to $21,808,545 or 39% of net sales, as compared to $35,228,000 or 56% of net sales in the same period in the prior year. The year ended March 31, 1998 included approximately $8,195,000 in costs related to discontinuing certain brands and products, and to the closeout of Todd Oldham merchandise at below cost. See Note 3 to the accompanying consolidated financial statements for further discussion of the restructuring charge. Without the effect of the restructuring charge, cost of goods sold for the year ended March 31, 1998 would have been 43%. The decrease in fiscal 1999 was mainly attributable to the sale of Todd Oldham merchandise at below cost during fiscal 1998, the final year of the license agreement, coupled with a reduction in costs of certain components utilized in production. Cost of goods sold for sales to unrelated customers and related parties approximated 36% and 43%, respectively, during the fiscal year ended March 31, 1999, as compared to 38% and 52%, respectively in the prior year, excluding the effect of the special charge.

         Operating expenses decreased by 22% compared to the prior fiscal year from $38,682,537 to $30,110,712 and decreased as a percentage of net sales from 62% to 54%. Advertising and promotional expenses decreased 13% to $15,612,506 compared to $17,887,892 in the prior year period, as a result of controlled expenditures for print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women and men. Selling and distribution costs decreased by 26% to $5,882,575 in the current fiscal period as compared to $7,927,418 in the same period of the prior fiscal year, decreasing a percentage of net sales from 13% to 10%. General and administrative expenses decreased by 37% compared to the prior year period from $7,295,236 to $4,570,055, decreasing as a percentage of net sales from 12% to 8%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line, and licensing fees generated from the AdM and BAV licensing agreements. In addition, the fiscal year ended March 31, 1998 included approximately $900,000 in bad debts relating to the bankruptcy of two customers, approximately $125,000 of costs in connection with the closing of the Company's French operations, and approximately $154,000 in severance costs relating to the previously mentioned staff reductions. Depreciation and amortization decreased by $426,457 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands. Royalties decreased to $1,584,483 for the current period compared to $2,684,441 in the prior year, and decreased as a percent of sales from 4% in the prior year to 3% primarily due to minimum royalties due in fiscal 1998 on discontinued brands.

         As a result of the above, the Company had operating income of $4,231,318 for the fiscal year ended March 31, 1999, compared to an operating loss of $11,542,014 for the comparable period in the prior year.

         Interest expense decreased by 20% to $1,800,149 in the current fiscal year as compared to $2,241,170 in the same period in the prior year, reflecting the reduction in average borrowings and lower interest rates. Exchange losses were $117,334 in the current year as compared to a gain of $108,289 in the same period in the prior year, reflecting the strengthening of the French franc against the U.S. dollar.

         Income before taxes increased to $2,313,835 for the current period compared to a loss of $13,674,895 in the same period in the prior year. Giving effect to the tax provision (benefit), net income amounted to $1,418,455 for the fiscal year ended March 31, 1999, as compared to a net loss of $8,686,923 for fiscal year ended March 31, 1998.

Comparison of the twelve-month period ended March 31, 1998 with the twelve-month
--------------------------------------------------------------------------------
period ended March 31, 1997
---------------------------

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

         Cost of goods sold for the fiscal year ended March 31, 1998, increased to 56% of net sales as compared to 45% of net sales in the same period in the prior year. The current fiscal year includes approximately $8,195,000 in costs related to discontinuing certain brands and products, and to the closeout of Todd Oldham merchandise at below cost. The year ended March 31, 1997 included approximately $5,243,000 in costs involved with discontinuing certain brands and closing distribution centers. See Note 3 to the accompanying consolidated financial statements for further discussion of the restructuring charges. Without the effect of these restructuring charges in both years, cost of goods sold would have been 43% and 39%, respectively. The increase in fiscal 1998 was mainly attributable to the sale of Todd Oldham merchandise at below cost during the final year of the license agreement. Cost of goods sold for sales to unrelated customers and related parties approximated 38% and 52%, respectively, during the fiscal year ended March 31, 1998, as compared to 33% and 51%, respectively in the prior year, excluding the effect of special charges.

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

Liquidity and Capital Resources
-------------------------------

         Working capital increased to $38,616,032 at March 31, 1999 compared to $36,323,891 at March 31, 1998, reflecting the current period's net income and the current maturity of notes receivable from the March 1998 sale of inventory and fixed assets relating to the AdM brand previously classified as long-term assets. These increases were offset by the purchase of approximately $2,333,000 in treasury stock as discussed below.

         In December 1998, the Company completed the third phase of its common stock buy-back program involving 1,250,000 shares. In January 1999, the Board authorized the repurchase of an additional 2,000,000 shares, as the Company continues to believe that its shares are undervalued. As of March 31,1999, the Company has repurchased under all phases a total of 3,616,031 shares at a cost of $8,093,595 (4,108,981 shares at a cost of $9,042,617 through June 30, 1999).
The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

         Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has waived the violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and is in the process of amending the Credit Agreement to reflect changes in certain covenants going forward.

         The Company has reduced its total outstanding borrowings by approximately $7,500,000 since the prior year end. Management believes that, based on current circumstances, the Company will be able to negotiate revised covenants and funds from operations and the Credit Agreement will be sufficient to meet the Company's operating needs.

         During the fiscal year ended March 31, 1999, the Company sold approximately $22.5 million to a related party, Perfumania, which owns and operates 290 discount fragrance stores in the U.S. and perfumania.com, a wholly-owned subsidiary of Perfumania retailing fragrances on the Internet. At March 31, 1999 and 1998, the Company had trade receivables of $18.3 million and $18.0 million, respectively, from Perfumania.

         The report of Perfumania's independent certified public accountants that accompanied its audited financial statements as of January 30, 1999 and for the year then ended expressed substantial doubt about Perfumania's ability to continue as a going concern. Perfumania incurred net losses of approximately $18,900,000 for its fiscal year 1999 and $4,100,000 (unaudited) for its thirteen-week period ended May 1, 1999. Also, Perfumania had a working capital deficit of approximately $3,800,000 and $5,600,000 (unaudited) at January 30, 1999 and May 1, 1999, respectively. In addition, Perfumania was in violation of certain debt covenants contained in its bank line of credit agreement at both January 30, 1999 and May 1, 1999. The bank has subsequently waived these debt violations for a period of 90 days through September 30, 1999; however, there is no assurance that Perfumania will be in compliance with the debt covenants at the end of the waiver period.

         The Company has developed a plan to reduce the balance due from Perfumania. Management's plan initially consists of converting $8 million into a short-term note receivable due the earlier of the completion of perfumania.com's proposed public offering in which Perfumania would generate sufficient funds to pay down the short term note, or May 31, 2000. In addition, on July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock with a value of approximately $4.5 million, based on a per share price of $2.98, which approximates 90% of the closing price of Perfumania's common stock for the previous 20 business days. As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through June 1999. As of June 30, 1999, the receivable balance due from Perfumania was approximately 21.3 million, which management believes is in line with historical and anticipated seasonal payment patterns. Based on the factors described above, management believes that the receivables from Perfumania is fully collectible.

         As of July 13, 1999 management believes that the company will receive additional cash payments in the amount of $2,700,000 and treasury stock referred to above no later than July 31, 1999.

Year 2000 ("Y2K") Issues
------------------------

         As of March 1999, the Company's management information system hardware consists of an IBM AS 400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards is releasing its final Y2K upgrade during July 1999 which the Company anticipates implementing by August 31, 1999. In connection therewith, a hardware upgrade has been completed on its 9406 processor from a model 310 to a model 620, which more than doubles the commercial processing workload (CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system should be completed by July 31, 1999. The new upgrade will interface fully with the AS400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $300,000.

         The Company continues to devote the necessary internal resources to resolve all significant Y2K issues in a timely manner. Internal modifications to all personnel computer operating systems have been completed. Testing of electronic data interchange (EDI) modifications with all major customers has also been completed. Verification of Y2K compliance with major suppliers continues.

         Management believes that any such processing issues will be resolved. Nevertheless, if the Company, its customers or suppliers are unable to resolve such processing issues, it could result in material financial risks such as the inability to produce and distribute the Company's products. Contingency plans for order processing are already in place.

New Accounting Pronouncements
-----------------------------

         During June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 1997. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative

Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, which was adopted by the Company during fiscal 1999.

         SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect SFAS No. 131 and 133 to have a significant impact on the Company's reporting and disclosure requirements in fiscal 2000.

Impact of Currency Exchange and Inflation
------------------------------------------

         The Company's business operations were negatively affected in the amount of $117,334 in the fiscal year ended March 31, 1999 and positively affected in the amount of $108,289 and $595,045 in the fiscal years ended March 31, 1998 and 1997, respectively, due to the movement of the French franc vs. the U.S. dollar.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

         The Company's exposure to market risk for changes in interest rates relates primarily to the Credit Agreement as discussed above under "Liquidity and Capital Resources." The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the Credit Agreement.

         The table below presents the outstanding principal amount and the related fair values (in thousands), together with the maturity date as of March 31, 1999 and the weighted average interest rate for the Company's Credit
Agreement:

                                                  Outstanding                    Weighted
                                                   Principal                      Average         Maturity
                                                     Amount      Fair Value    Interest Rate        Date
                                                     ------      ----------    -------------        ----
Credit Agreement (prime option elected)             $ 2,521        $ 2,521          8.5%          May 2000
Credit Agreement (LIBOR option elected)              11,000         11,000          7.7%          May 2000
                                                    -------        -------
Total borrowings subject to variable rates (1)      $13,521        $13,521
                                                    =======        =======

(1)  Amount has not been reduced by restricted cash of $3,659.

         Based on the borrowing rate available to the Company for debt with similar terms and average maturities, the fair value of the Company's borrowing approximates carrying value.

Item 8.  FINANCIAL STATEMENTS
-----------------------------

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

         2.  Financial Statement Schedules
         See Index to Financial Statements beginning on Page F-1 of this annual report.

         3. Exhibit Index
         The following exhibits are attached:

27       Financial Data Schedule ( for SEC use only )

(b)      Reports on Form 8-K
         There were no reports on Form 8-K during the quarter ended March 31, 1999.

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

          Consolidated Statements of Changes in Stockholders' Equity    F-5

          Consolidated Statements of Cash Flows                         F-6

          Notes to Consolidated Financial Statements                    F-7

          FORM 10-K SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts              F-24

          Schedule IX - Short-term Bank Borrowings                     F-25


          All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
  Shareholders of Parlux Fragrances, Inc.


In our opinion, the consolidated financial statements and financial statement schedules listed in the index appearing under Item 14(a)(1) and (2) on page 18 and appearing on page F-1 present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with a related party.



PricewaterhouseCoopers LLP
Miami, Florida
July 13, 1999

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,         March 31,
                                                                         1999              1998
                                                                     ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $    184,148      $    205,760
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,113,000 and $2,170,000 in 1999 and 1998 respectively              7,649,397         9,403,548
  Trade receivables from related parties                               18,258,213        17,973,197
  Inventories, net                                                     20,947,256        24,629,669
  Prepaid expenses and other current assets                             9,596,478         9,949,959
  Income tax receivable                                                   140,000         4,347,134
                                                                     ------------      ------------
    TOTAL CURRENT ASSETS                                               56,775,492        66,509,267
Equipment and leasehold improvements, net                               1,692,732         2,020,741
Trademarks, licenses and goodwill, net                                 23,926,073        25,378,263
Other                                                                     112,949         1,972,794
                                                                     ------------      ------------
    TOTAL ASSETS                                                     $ 82,507,246      $ 95,881,065
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings, current portion                                        $ 10,885,068      $ 17,853,772
  Accounts payable                                                      5,314,770         9,674,407
  Accrued expenses                                                      1,722,681         2,033,090
  Income taxes payable                                                    236,941           624,107
                                                                     ------------      ------------
    TOTAL CURRENT LIABILITIES                                          18,159,460        30,185,376
Borrowings, less current portion                                        3,561,313         4,107,618
Deferred tax liability                                                    505,783           419,632
                                                                     ------------      ------------
    TOTAL LIABILITIES                                                  22,226,556        34,712,626
                                                                     ------------      ------------
COMMITMENTS  AND CONTINGENCIES                                                 --                --
                                                                     ------------      ------------
STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at March 31, 1999 and 1998                  --                --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,478 and 17,447,478 shares
   issued at March 31, 1999 and 1998, respectively                        174,625           174,475
  Additional paid-in capital                                           73,030,586        73,007,949
  Accumulated deficit                                                  (4,345,949)       (5,764,404)
  Accumulated other comprehensive income                                 (351,505)         (355,331)
                                                                     ------------      ------------
                                                                       68,507,757        67,062,689
  Less - 3,655,031 and 2,489,755 shares of common stock in
   treasury, at cost, at March 31, 1999 and 1998, respectively         (8,227,067)       (5,894,250)
                                                                     ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                         60,280,690        61,168,439
                                                                     ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 82,507,246      $ 95,881,065
                                                                     ============      ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended March 31,
                                                 ---------------------------------------------------
                                                                                       (As restated,
                                                                                           Note 9)

                                                       1999               1998               1997
                                                 ---------------------------------------------------
Net sales:
   Unrelated customers                             $ 33,623,124       $ 40,429,288      $ 59,799,669
   Related parties                                   22,527,451         21,939,235        27,840,337
                                                   ------------       ------------      ------------
                                                     56,150,575         62,368,523        87,640,006
Cost of goods sold                                   21,808,545         35,228,000        39,183,165
                                                   ------------       ------------      ------------
Gross margin                                         34,342,030         27,140,523        48,456,841
                                                   ------------       ------------      ------------
Operating expenses:
  Advertising and promotional                        15,612,506         17,887,892        24,245,502
  Selling and distribution                            5,882,575          7,927,418         9,381,306
  General and administrative, net of licensing
  fees of $575,000 in 1999                            4,570,055          7,295,236         6,468,586
  Depreciation and amortization                       2,461,093          2,887,550         2,629,799
  Royalties                                           1,584,483          2,684,441         2,413,113
                                                   ------------       ------------      ------------
  Total operating expenses                           30,110,712         38,682,537        45,138,306
                                                   ------------       ------------      ------------
Operating income (loss)                               4,231,318        (11,542,014)        3,318,535
Interest expense and bank charges                     1,800,149          2,241,170         6,531,419
Exchange loss (gain)                                    117,334           (108,289)         (595,045)
                                                   ------------       ------------      ------------
Income (loss) before income taxes                     2,313,835        (13,674,895)       (2,617,839)
Income taxes provision (benefit)                        895,380         (4,987,972)          660,081
                                                   ------------       ------------      ------------
Net income (loss)                                  $  1,418,455       $ (8,686,923)     $ (3,277,920)
                                                   ============       ============      ============





Income (loss) per common share:
     Basic                                         $       0.10       $      (0.53)     $      (0.22)
                                                   ============       ============      ============
     Diluted                                       $       0.10       $      (0.53)     $     $(0.22)
                                                   ============       ============      ============




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                        COMMON STOCK                             RETAINED
                                                                 ------------------------      ADDITIONAL        EARNINGS
                                                                   NUMBER          PAR           PAID-IN       (ACCUMULATED
                                                                   ISSUED         VALUE          CAPITAL         DEFICIT)
                                                                 ----------     ---------      -----------     ------------
BALANCE at April 1, 1996                                         11,456,426     $ 114,564      $37,184,527      $ 6,200,439
  Comprehensive loss:
   Net loss                                                              --            --               --       (3,277,920)
   Foreign currency translation adjustment                               --            --               --               --

    Total comprehensive loss

  Issuance of common stock upon exercise of:
   Employee stock options                                            14,500           145           18,448               --
   Options                                                          176,000         1,760        1,406,240               --
   Warrants                                                          60,000           600          415,650               --
  Stock issued in connection with the acquisition of assets         370,000         3,700        3,002,550               --
  Conversion of debentures, net of unamortized debt
   issuance costs                                                 5,370,552        53,706       29,029,501               --
  Beneficial conversion feature of debentures                                                    2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                         (901,648)
  Purchase of 381,055 shares of treasury stock, at cost                  --            --               --               --
                                                                 ----------     ---------      -----------      -----------
BALANCE at March 31, 1997 (As restated, Note 9)                  17,447,478       174,475       73,007,949        2,922,519

  Comprehensive loss:
   Net loss                                                              --            --               --       (8,686,923)
   Foreign currency translation adjustment

    Total comprehensive loss

  Purchase of 2,069,700 shares of treasury stock, at cost
                                                                 ----------     ---------      -----------      -----------
BALANCE at March 31, 1998                                        17,447,478       174,475       73,007,949       (5,764,404)

  Comprehensive income:
   Net income                                                            --            --               --        1,418,455
   Foreign currency translation adjustment                               --            --               --               --

    Total comprehensive income

  Issuance of common stock upon exercise of employee options         15,000           150           22,637               --
  Purchase of 1,165,276 shares of treasury stock, at cost                --            --               --               --
                                                                 ----------     ---------      -----------      -----------
BALANCE at March 31, 1999                                        17,462,478     $ 174,625      $73,030,586      $(4,345,949)
                                                                 ==========     =========      ===========      ===========


                                                                   ACCUMULATED
                                                                     OTHER
                                                                  COMPREHENSIVE       TREASURY
                                                                 INCOME (LOSS)(1)       STOCK            TOTAL
                                                                 ----------------    -----------      ----------
BALANCE at April 1, 1996                                            $ 182,247        $  (133,472)     43,548,305
  Comprehensive loss:
   Net loss                                                                --                 --      (3,277,920)
   Foreign currency translation adjustment                           (285,809)                --        (285,809)
                                                                                                      ----------
    Total comprehensive loss                                                                          (3,563,729)
                                                                                                      ----------
  Issuance of common stock upon exercise of:
   Employee stock options                                                  --                 --          18,593
   Options                                                                 --                 --       1,408,000
   Warrants                                                                --                 --         416,250
  Stock issued in connection with the acquisition of assets                --                 --       3,006,250
  Conversion of debentures, net of unamortized debt
   issuance costs                                                          --                 --      29,083,207
  Beneficial conversion feature of debentures                                                          2,852,681
  Reversal of beneficial conversion feature attributable
   to redeemed debentures                                                                               (901,648)
  Purchase of 381,055 shares of treasury stock, at cost                    --         (1,749,174)     (1,749,174)
                                                                    ---------        -----------      ----------
BALANCE at March 31, 1997 (As restated, Note 9)                      (103,562)        (1,882,646)     74,118,735

  Comprehensive loss:
   Net loss                                                                --                 --      (8,686,923)
   Foreign currency translation adjustment                           (251,769)                          (251,769)
                                                                                                      ----------
    Total comprehensive loss                                                                          (8,938,692)
                                                                                                      ----------
  Purchase of 2,069,700 shares of treasury stock, at cost                             (4,011,604)     (4,011,604)
                                                                    ---------        -----------      ----------
BALANCE at March 31, 1998                                            (355,331)        (5,894,250)     61,168,439

  Comprehensive income:
   Net income                                                              --                 --       1,418,455
   Foreign currency translation adjustment                              3,826                              3,826
                                                                                                      ----------
    Total comprehensive income                                             --                 --       1,422,281
                                                                                                      ----------
  Issuance of common stock upon exercise of employee options               --                 --          22,787
  Purchase of 1,165,276 shares of treasury stock, at cost                  --         (2,332,817)     (2,332,817)
                                                                    ---------        -----------      ----------
BALANCE at March 31, 1999                                           $(351,505)       $(8,227,067)     60,280,690
                                                                    =========        ===========      ==========

(1) Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Year ended March 31,
                                                                              ------------------------------------------------
                                                                                 1999               1998              1997
                                                                              ------------      ------------      ------------
                                                                                                                  (As Restated,
                                                                                                                     Note 9)
Cash flows from operating activities:
Net income (loss)                                                             $  1,418,455      $ (8,686,923)     $ (3,277,920)
                                                                              ------------      ------------      ------------
Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
Depreciation and amortization                                                    2,461,092         2,898,227         2,784,790
Provision for doubtful accounts                                                    400,000         1,413,699           557,502
Reserve for potential inventory obsolescence                                       853,545         7,519,105         3,857,483
Loss on disposal of equipment                                                       13,416             8,707           137,971
Net deferred tax liability (benefit)                                                86,151           (12,808)       (1,103,817)
Beneficial conversion feature of debentures                                             --                --         3,454,143
Changes in assets and liabilities net of effect of acquisitions:
   Decrease (increase) in trade receivables - customers                          1,354,149         3,472,594        (4,665,037)
   (Increase) decrease  in trade receivables - related parties                    (285,016)        4,889,138        (9,379,912)
   Decrease (increase) in inventories                                            2,223,878          (818,885)       (2,405,762)
   Decrease in prepaid expenses and other current assets                           686,814           105,087           954,549
   Decrease (increase) in income taxes receivable                                4,207,134        (4,347,134)               --
   Decrease in other non-current assets                                          2,026,513            22,931           296,061
   Decrease in accounts payable                                                 (4,359,637)       (2,230,401)       (7,989,864)
   (Decrease) increase in accrued expenses and income taxes payable               (697,575)       (4,657,769)        1,296,895
                                                                              ------------      ------------      ------------
            Total adjustments                                                    8,970,464         8,262,491       (12,204,998)
                                                                              ------------      ------------      ------------
                      Net cash provided by (used in) operating activities       10,388,919          (424,432)      (15,482,918)
                                                                              ------------      ------------      ------------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                            (287,688)         (473,655)       (1,579,912)
Purchases of trademarks                                                           (106,306)          (76,489)          (19,309)
Cash received from brand licensing/sales:
  Bal a Versailles                                                                 200,000                --                --
  Alexandra de Markoff                                                                  --           202,000                --
  Vicky Tiel                                                                            --           680,553                --
Cash paid in acquisitions:
  Richard Barrie Fragrances, Inc.                                                       --                --          (694,707)
                                                                              ------------      ------------      ------------
                      Net cash (used in) provided by investing activities         (193,994)          332,409        (2,293,928)
                                                                              ------------      ------------      ------------
Cash flows from financing activities:
(Payments) proceeds - GE Capital Corporation, net                               (6,956,867)       16,818,951                --
Payments to Fred Hayman Beverly Hills                                             (553,466)         (514,873)         (478,510)
Payments (proceeds) - Lyon Credit Corporation                                     (164,360)         (320,869)          984,858
(Payments) proceeds - International Finance Bank                                  (185,472)         (567,653)          753,125
Payments - S.A. overdraft facilities                                                    --        (1,128,946)         (646,368)
(Payments) proceeds - S.A. financing facilities                                         --        (1,981,820)        1,188,890
(Payments) proceeds - Finova Capital Corp.                                              --        (7,878,091)        3,989,713
Payments - notes payable Distr. de Perfumes Senderos                                    --                --          (674,722)
Payments - notes payable related parties                                                --                --          (400,000)
Payments - Eagle Bank                                                                   --                --          (482,392)
Payments - Parfums Jean Desprez                                                         --                --        (2,553,360)
Payments - note payable to stockholder                                                  --                --          (148,545)
(Payments) proceeds  - other notes payable                                         (50,169)          (79,604)          122,450
Proceeds - 5% debentures, net                                                           --                --        16,451,774
Purchases of treasury stock                                                     (2,332,817)       (4,011,604)       (1,749,174)
Proceeds from issuance of common stock, net                                         22,787                --         1,489,520
                                                                              ------------      ------------      ------------
                      Net cash (used in) provided by financing activities      (10,220,364)          335,491        17,847,259
                                                                              ------------      ------------      ------------
Effect of exchange rate changes on cash                                              3,827          (229,194)         (218,350)
                                                                              ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents                               (21,612)           14,274          (147,937)
Cash and cash equivalents, beginning of year                                       205,760           191,486           339,423
                                                                              ------------      ------------      ------------
Cash and cash equivalents, end of year                                        $    184,148      $    205,760      $    191,486
                                                                              ============      ============      ============

                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A. Nature of business

      Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is a manufacturer and distributor of prestige fragrances, cosmetics and beauty related products, on a worldwide basis.

   B. Principles of consolidation

      The consolidated financial statements include the accounts of Parlux Fragrances, Inc., Parlux S.A., a wholly-owned French subsidiary ("S.A.") and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

   C. Accounting estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence and periods of amortization for trademarks, licenses and goodwill. Actual results could differ from those estimates.

   D. Revenue recognition

      Revenue is recognized when the product is shipped to a customer. Estimated amounts for sales returns and allowances are recorded at the time of sale.

      Licensing income, which is included as an offset to general and administrative expenses, is recognized over the terms of the contractual license agreements.

   E. Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out method. The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in an amount of $2,830,000 and $3,409,000 at March 31, 1999 and 1998, respectively.

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

   G. Equipment and leasehold improvements

      Equipment and leasehold improvements are carried at cost. Equipment is depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease period. Repairs and maintenance charges are expensed as incurred, while betterments and major renewals are capitalized. The cost of assets and related accumulated depreciation is removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

   H. Trademarks, licenses and goodwill

      Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization of trademarks, licenses and goodwill was $5,385,903 and $3,827,407 at March 31, 1999 and 1998, respectively. Amortization expense was $1,558,496, $1,467,034, and $1,379,448 for the years ended March 31,
      1999, 1998, and 1997, respectively.

      Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. Management does not believe that there are any impairment losses as of March 31, 1999 and 1998.

   I. Advertising costs

      Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

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

   K. Foreign currency translation

      The French franc denominated assets and liabilities of S.A. are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses arising from foreign currency transactions are recorded in the statement of income.

      During 1998, the Company closed its operations in France which will minimize the currency exchange impact in the future.

   L. Fair value of financial instruments

      The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

   M. Basic and diluted earnings per share

      Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128") replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS no longer reflects dilution from common stock equivalents and diluted EPS utilizes the average market price of the Company's common stock during the period as compared to the higher of the average price or period end price. The Company has restated all prior periods presented as required under the statement.

   N. Stock based compensation

      Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation ("SFAS No. 123") establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company retained the intrinsic value method of accounting for stock based compensation, which it previously used.

      In calculating the potential effect for proforma presentation, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   1999       1998       1997
                                                   ----       ----       ----
      Expected life (years)                          5          3         4
      Interest rate                                  5%         6%        6%
      Volatility                                    76%        71%       74%
      Dividend Yield                                --         --        --

      If compensation cost for the plan had been determined based on the fair value at the grant date under SFAS No. 123, the Company net income (loss) and income (loss) per share would have been as follows:

                                                        For the years ended March 31,
                                                  ----------------------------------------
                                                     1999           1998           1997
                                                  ----------   -------------   -----------
      Net income (loss):
         As reported                              $1,418,455    $(8,686,923)   $(3,277,920)
         Proforma                                  $ 548,455    $(8,704,066)   $(3,300,857)
      Net income (loss) per share:
         As reported                                   $0.10         ($0.53)        ($0.22)
         Proforma                                      $0.04         ($0.53)        ($0.22)
      Diluted net income (loss) per share:
         As reported                                   $0.10         ($0.53)        ($0.22)
         Proforma                                      $0.04         ($0.53)        ($0.22)

   O. Cash flow information

      The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information follow:

                                    1999              1998            1997
                                 ----------        ----------       ---------
      Cash paid for:
         Interest                $1,839,569        $2,263,000       $2,210,000
                                 ==========        ==========       ==========
         Income taxes            $  518,447        $4,641,000       $  840,000
                                 ==========        ==========       ==========

      In addition to the barter transactions discussed in Note 9 (D), the following non-cash transactions were entered into:


      Year ended March 31, 1999:

      o The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.

      o The Company acquired computer equipment in the amount of $395,325 through capital lease agreements.

      Year ended March 31, 1998:

      o The consideration received for the sale of inventory relating to the licensing of the Alexandra de Markoff (AdM) brand included a non-interest bearing receivable from the licensee in the amount of $4,000,000, which has been recorded at its present value of $3,659,753.

      Year ended March 31, 1997:

      o Notes payable and accrued interest in the amount of $300,000 and $53,323, respectively, were repaid from the proceeds of the issuance of common stock in connection with the exercise of certain warrants.

      o Acquisition of Richard Barrie Fragrances, Inc. was partially funded through the issuance of common stock.

   P. Reclassifications

      Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 1999 presentation.

2.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

As of March 31, 1999, the Company has loaned a total of $390,000 ($150,000 as of March 31, 1998) to its Chairman/CEO, which is included in accounts receivable. The loans are unsecured, bear interest at 10% per annum, were renewed and are due in one balloon payment on December 31, 1999. Interest payments are current through March 31, 1999. During April 1999, the Company advanced an additional $230,000 to the Chairman under the same terms and conditions for the previous loans, except that the new advance is collateralized by 100,000 shares of the Company's common stock owned by the Chairman.

As of March 31, 1999, the Company has loaned a total of $30,000 to its former President and Chief Operating Officer, Mr. Zalman Lekach, who resigned in January 1999. The loan is payable in equal bi-weekly installments, without interest, through December 1999.

The Company had sales of approximately $22,527,000, $21,939,000, and $26,568,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively, to Perfumania, Inc. (Perfumania), and sales of $1,272,000 during the fiscal year ended March 31, 1997, to L. Luria & Son, Inc. (Luria), companies in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds/held identical management positions. Net amounts due from Perfumania amounted to $18,258,000, and $17,973,000 at March 31, 1999 and 1998,
respectively.

The report of Perfumania's independent certified public accountants that accompanied its audited financial statements as of January 30, 1999 and for the year then ended expressed substantial doubt about Perfumania's ability to continue as a going concern. Perfumania incurred net losses of approximately $18,900,000 for its fiscal year 1999 and $4,100,000 (unaudited) for its thirteen-week period ended May 1, 1999. Also, Perfumania had a working capital deficit of approximately $3,800,000 and $5,600,000 (unaudited) at January 30, 1999 and May 1, 1999, respectively. In addition, Perfumania was in violation of certain debt covenants contained in its bank line of credit agreement at both January 30, 1999 and May 1, 1999. The bank has subsequently waived these debt violations for a period of 90 days through September 30, 1999; however, there is no assurance that Perfumania will be in compliance with the debt covenants at the end of the waiver period.

The Company has developed a plan to reduce the balance due from Perfumania. Management's plan initially consists of converting $8 million into a short-term note receivable due the earlier of the completion of perfumania.com's proposed public offering in which Perfumania would generate sufficient funds to pay down the short term note, or May 31, 2000. In addition, on July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock with a value of approximately $4.5 million, based on a per share price of $2.98, which approximates 90% of the closing price of Perfumania's common stock for the previous 20 business days. As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through June 1999 as of June 30, 1999. As of June 30, 1999, the receivable balance due from Perfumania was approximately 21.3 million, which management believes is in line with historical and anticipated seasonal payment patterns. Based on the factors described above, management believes that the receivables from Perfumania is fully collectible.

As of July 13, 1999 management believes that the company will receive additional cash payments in the amount of $2,700,000 and treasury stock referred to above no later than July 31, 1999.

On August 13, 1997, Luria filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, which has subsequently resulted in a Chapter 7 liquidation. At the time of the filing Luria owed the Company $690,886, which was fully reserved as of March 31, 1998. The Company filed its claim and was characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings threatened potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which included actions against the Company to recover amounts paid for merchandise sold to Luria's. On May 17, 1999, the Company settled this claim and recorded a liability of $215,000 in the accompanying March 31, 1999 consolidated balance sheet in connection with this matter. The agreed-upon settlement is payable in six equal monthly installments, without interest.

3. CORPORATE RESTRUCTURINGS

In March of 1998, with the agreement to license the fragrance and cosmetics rights for the AdM brand, and the further intent to license the fragrance rights for Bal a Versailles (BAV), which agreement was executed in June 1998, the Company announced that it would discontinue certain marginal brands and products to complete its reconfiguration process to concentrate on its core fragrance business. As of March 31, 1998, the Company had completed personnel layoffs relating to the restructuring as well as certain brand and product discontinuations and estimated that the remaining brand and product discontinuations would be completed within one year. The costs relating to this restructuring of approximately $9,224,000 were recorded in the quarter ended March 31, 1998, increasing cost of goods sold, advertising and promotional expenses, selling and distribution expenses and general and administrative expenses by approximately $8,195,000, $844,000, $75,000 and $110,000, respectively.

The following is a breakdown of the costs included in the $9.224 million restructuring charge during the fourth quarter of fiscal 1998:


   Obsolescence write-offs and reserves for inventory charged to cost of goods sold         $8,195,000(1)
   Obsolescense write-offs and reserves for advertising and in-store promotional
     materials charged to advertising and promotional expenses                                 844,000(1)
   Accrued employment contracts:
     Charged to selling and distribution expenses                                               75,000(2)
     Charged to general and administrative expenses                                            110,000(2)
                                                                                            ----------
   Total reported restructuring charge                                                      $9,224,000
                                                                                            ==========

(1) The above items relate to brands/products which the Company has or will discontinue in accordance with its restructuring plan.
(2) Represents the remaining amounts due under employment agreements for employees whose services were no longer required and were terminated in connection with the restructuring.

At March 31, 1998, approximately $3,671,000 and $185,000 of restructuring charges remained in the reserve for potential inventory obsolescence and accrued expenses, respectively. As of March 31, 1999, the restructuring has been completed and no further liabilities or reserves relating to the restructuring are included in the accompanying balance sheet at March 31, 1999.

In November of 1996, the Company engaged investment bankers to explore a potential sale or merger of the Company, or other alternatives which would lead to the maximization of shareholder value. In March of 1997, the Company announced that such exploration had not resulted in alternatives which should be pursued. Accordingly, the Company announced that it would independently restructure the Company by terminating warehousing and distribution operations in Connecticut and France, discontinuing certain brands, and consolidating operations in South Florida. Costs related to this restructuring of approximately $5,765,000 were recorded in the quarter ended March 31, 1997, increasing costs of goods sold and selling and distribution expenses by approximately $5,243,000 and $522,000, respectively. As of March 31, 1997, the Company had completed the restructuring of warehousing and distribution operations and approximately $1,633,000 and $262,000 of restructuring charges remained in the reserve for inventory obsolescence and accrued expenses, respectively. As of March 31, 1998, the restructuring was completed and no further liabilities or reserves, relating to the restructuring, were included in the accompanying balance sheet at March 31, 1998.

4. INVENTORIES

The components of inventories are as follows:



                                                          March 31,
                                                 ----------------------------
                                                    1999               1998
                                                 -----------       -----------
Finished products                                $10,609,272       $13,509,636
Components and packaging material                  7,033,339         8,386,879
Raw material                                       3,304,645         2,733,154
                                                 -----------       -----------
                                                 $20,947,256       $24,629,669
                                                 ===========       ===========

The above amounts are net of reserves for potential inventory obsolescence of $976,000 and $4,671,000 at March 31, 1999 and 1998, respectively.


5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:



                                                            March 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------
Promotional supplies                             $4,058,900        $4,314,398
Deferred tax assets                               1,592,533         2,370,218
Notes receivable-current portion AdM/BAV          2,413,990         1,806,554
Prepaid advertising                                 429,894           684,667
Advertising barter credits, net                     233,296           233,296
Other                                               867,865           540,826
                                                 ----------        ----------
                                                 $9,596,478        $9,949,959
                                                 ==========        ==========

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS


Equipment and leasehold improvements are comprised of the following:


                                                                     March 31,
                                                         ----------------------------  Estimated useful
                                                            1999              1998      lives (in years)
                                                         ----------        ----------  -----------------
Molds and equipment                                      $4,889,030        $4,975,903          3-7
Furniture and fixtures                                    1,212,355         1,024,408          3-5
Leasehold improvements                                      599,474           569,960          5-7
                                                         ----------        ----------
                                                          6,700,859         6,570,271
Less: accumulated depreciation and amortization          (5,008,127)       (4,549,530)
                                                         -----------       ----------
                                                         $1,692,732        $2,020,741
                                                         ==========        ==========


Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 1999, 1998 and 1997 was $902,596, $1,421,599, and
$1,407,916, respectively. Amounts subject to capital leases at March 31, 1999, included in molds and equipment above, totaling $395,325, net of accumulated amortization of $32,379.


7. TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill are attributable to the following brands:

                                                      March 31,
                                            ----------------------------   Estimated useful
                                                1999             1998       lives (in years)
                                            -----------      -----------   ----------------
Owned Brands:
  Alexandra de Markoff                      $11,190,926      $11,179,839          25
  Fred Hayman Beverly Hills                   2,753,027        2,747,434          25
  Bal A Versailles                            3,243,855        3,227,406          25
  Animale                                     1,452,929        1,431,332          40
  Other                                         243,431          209,078          25
Licensed Brands:
  Perry Ellis                                 7,957,567        7,940,340          25
  Barishnikov                                 2,470,241        2,470,241           5
                                            -----------      -----------
                                             29,311,976       29,205,670
Less: accumulated amortization               (5,385,903)      (3,827,407)
                                            -----------      -----------
                                            $23,926,073      $25,378,263
                                            ===========      ===========

On June 9, 1998, the Company entered into an exclusive agreement to license the Bal a Versailles ("BAV") rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, automatically renewable every five years. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to BAV for its approximate book value.

On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff ("AdM") rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which is reflected in the accompanying consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000. In accordance with generally accepted accounting principles and based on the Company's then borrowing cost of 9.25%, the note was reduced to a present value of $3,659,753.

At March 31, 1999, $2,413,990 and $0 ($1,806,544 and $1,853,199 at March 31,
1998) relating to the AdM and BAV receivables are included in other current assets and other assets, respectively.


8. BORROWINGS

   The composition of borrowings is as follows:                                     March 31, 1999        March 31, 1998
                                                                                    --------------        --------------
   Revolving credit facility payable to General Electric Capital Corporation, interest at LIBOR plus 2.50% or prime (7.75% at March 31, 1999) plus .75%, at the Company's option, net of restricted cash of $3,658,593 and $1,209,955 at
   March 31, 1999 and 1998, respectively.                                              $9,862,084           $16,818,951

   Note payable to FHBH, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including
   interest, through June 2004                                                          3,626,360             4,179,826

   Note payable to Lyon Credit Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including
   interest, through September 2001.                                                      499,629               663,989

   Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,878, including
   interest, through January 2002.                                                        395,325                    --

   $1,000,000 line of credit payable to International Finance Bank, interest at
   the bank's prime rate plus 2%, repaid in August 1998.                                       --               185,472

   Other notes payable                                                                     62,983                13,152
                                                                                       ----------             ---------
                                                                                       14,446,381            21,961,389
   Less: long-term borrowings                                                          (3,561,313)           (4,107,618)
                                                                                      -----------           -----------

   Short-term borrowings                                                              $10,885,068           $17,853,771
                                                                                      ===========           ===========


In May 1997, the Company entered into a Loan and Security Agreement (the
"Credit Agreement") with General Electric Capital Corporation ("GECC"), pursuant to which the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis for a three-year period, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At March 31, 1999, based on the borrowing base at that date, the credit line amounted to approximately $15,859,000, and accordingly, the Company had $5,997,000 available under the credit line.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to EBITDA, minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has waived violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and is in the process of amending the Credit Agreement to reflect changes in certain covenants going forward.

The Company has reduced its total outstanding borrowings by approximately $7,500,000 since the prior year end. Management believes that, based on current circumstances, the Company will be able to meet the revised covenants and funds from operations and the Credit Agreement will be sufficient to meet the Company's operating needs.

Future maturities of borrowings are as follows (in 000's):

                           For the year ending March 31,
                          --------------------------------
                          2000                     $10,885
                          2001                         990
                          2002                         926
                          2003                         744
                          2004                         799
                          Thereafter                   102
                                                   -------
                            Total                  $14,446
                                                   =======

9. CONVERTIBLE DEBENTURES

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

During October 1996, the Company entered into agreements to redeem $5,232,440 of the May and July 1996 Debentures which had not been converted, plus $105,638 of accrued interest thereon, by issuing $6,239,726 of 10% bonds which were repaid in accordance with their terms in December 1996.

In a 1997 announcement discussed in Topic No. D-60 by the Emerging Issues Task Force, the staff of the Securities and Exchange Commission ("S.E.C.") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature" which should be recognized as a return to the debt holders from the date the debt is issued to the date it first becomes convertible. Based on the market price of the Company's common stock on the date of issuance of the convertible debt, the convertible debentures issued by the Company during the period November 1995 through July 1996 had a beneficial conversion feature of $7,156,001. Although management believes that the Company followed generally accepted accounting principles in existence at the time of the issuances, it has complied with the SEC announcement, restating its net income and per share information for the year ended March 31, 1997 ("fiscal 1997") and fiscal 1996, to reflect such accounting treatment for this non-cash charge, which has been recorded as additional interest expense in the accompanying restated consolidated financial statements. In addition, the October 1996 redemption of certain debentures no longer results in a loss of $901,648 previously reported as an extraordinary item during the year ended March 31, 1997, since the price paid in excess of the carrying value of the debentures was charged to additional paid-in capital to offset the beneficial conversion feature originally recorded at the date of issuance. The effect of the restatement was to decrease net income for fiscal 1997 by $3,454,143, resulting in a net loss of $3,277,920, and to decrease net income for fiscal 1996 by $2,800,210, resulting in net income of $4,972,481.


10. COMMITMENTS AND CONTINGENCIES

A. Leases:

The Company leases its office space and certain equipment under certain operating and capital leases expiring on various dates through October 31, 2005. Total rent expense charged to operations for the years ended March 31, 1999, 1998 and 1997 was approximately $1,110,000, $854,000 and $1,451,000, respectively.

At March 31, 1999, the future minimum annual rental commitments under operating and capital leases are as follows (in 000's ):

         For the year ending March 31,                    Capital   Operating
                                                          Leases      Leases
                                                          -------    --------
         2000                                              $147        $ 665
         2001                                               147          665
         2002                                               148          648
         2003                                                --          525
         2004                                                --          495
         Thereafter                                          --        1,061
                                                           ----       ------
         Total                                              442       $4,059
                                                                      ======
         Less: amount representing interest                 (47)
                                                           ----
         Present value of net minimum lease payments       $395
                                                           ====

B. License and Distribution Agreements:

During the year ended March 31, 1999, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Baryshnikov, and Phantom.

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

           Fiscal year ending March 31,                2000       2001
           ----------------------------                ----       ----
           Advertising                               $7,400     $7,400
           Royalties                                   $515       $525

C. Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, DANIEL DE FASSON, DECADENCE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks. Additionally, royalties are payable to the Company from the licensees of ALEXANDRA DE MARKOFF and BAL A VERSAILLES brands, and the Company has the rights to license all of these trademarks, other than FHBH, for all classes of merchandise.


D. Barter Arrangements:

The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                           1999        1998       1997
                                                           ----        ----       ----
Prepaid advertising at March 31, net of deferred
income of $137, $137, and $345 in 1999,1998 and
1997, respectively                                         $233        $233       $588
                                                           ====        ====       ====

Advertising credits expensed during the year ended
March 31                                                  $  --        $463       $161
                                                          =====        ====       ====

Deferred income recognized for the year ended
March 31                                                  $  --        $208        $89
                                                          =====        ====        ===


E. Employment and Consulting Agreements:

The Company has contracts with certain officers, employees and consultants which expire during March 2000. Minimum commitments under these contracts total approximately $985,000.

In connection with previous employment contracts, warrants to purchase 1,690,000 shares of common stock, at prices ranging from $1.50 to $7.50 were issued between 1989 and 1995. These warrants are exercisable for a ten-year period from the date of grant and vest over the term of the applicable contracts. During the year ended March 31, 1996, 28,000 of such warrants were exercised. As of March 31, 1999, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants issued to key employees would double in the event of a change in control.

On January 18, 1999, the Compensation Committee of the Board of Directors authorized the issuance to the Company's Chairman and Chief Executive Officer 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period.

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

On April 1, 1994, the Company entered into a three-year consulting agreement commencing June 1, 1994, with Cambridge Development Corporation, a company owned by Mr. Albert F. Vercillo, who is a director of the Company. The Agreement calls for Mr. Vercillo to assist the Company in the areas of U.S. and international financial analysis and planning. Cambridge Development Corporation receives $4,500 a month and Mr. Vercillo receives certain insurance benefits, and has received 30,000 warrants to acquire shares of common stock at $2.06 over the three-year period of the contract. The consulting agreement was extended for an additional three-year period until May 31, 2000, and in December 1998, was increased to $7,000 per month. No additional warrants were provided.

On April 1, 1994, the Company entered into a consulting agreement with its former President, which provided for monthly payments of $16,667 through September 30, 1997. In addition, the former President had previously received warrants to purchase 500,000 shares of common stock, at an exercise price of $1.875 per share, which are included in the 1,690,000 warrants discussed above.

All of the previously described warrants were issued at the market value of the underlying shares at the date of grant and reflect the two-for-one stock split effected as of November 3, 1995.


F. Contingencies:

The Company is required to pay royalties under the Perry Ellis ("Licensor") license agreement discussed in Note 9 (B) above. The Licensor has asserted, through its legal counsel, that the Company is in default of the license agreement in that the sales of Perry Ellis brand products by an affiliate of the Company were not properly included in sales for the purpose of calculating royalties. For purposes of calculating such royalties, the Company has reported and paid royalties to the Licensor on sales of approximately $40 million from January 1, 1995 through March 31, 1999 based only on amounts invoiced to the affiliate. This matter is presently under investigation. Management believes the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

The Company is also party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.


11. FOREIGN SUBSIDIARY

The following amounts relate to the Company's wholly-owned subsidiary, Parlux
S.A.:



                                    As of and for the year ended March 31,
                               ------------------------------------------------
                                   1999             1998                1997
                               ----------        ----------        ------------

Total assets                   $2,487,440        $2,985,155         $10,443,117
                               ==========        ==========         ===========
Working capital                $2,439,522        $2,506,732          $2,731,167
                               ==========        ==========          ==========
Equity                         $2,439,522        $2,506,732          $2,761,554
                               ==========        ==========          ==========
Net Sales:
     Trade                     $       --        $2,128,698         $12,776,773
     Affiliates                        --           175,600             409,557
     Intercompany                      --           455,011           2,760,856
                               ----------        ----------         -----------
Total                          $       --        $2,759,309         $15,947,186
                               ==========        ==========         ===========

Net income (loss)              $  (71,036)       $   (3,053)        $   817,649
                               ==========        ==========         ===========

Prior to fiscal 1996, foreign sales were principally made by Parlux S.A. As of March 31, 1998, the Company ceased operations in France, and all international sales activities are performed from the Company's domestic subsidiary.


12.  INCOME TAXES

Income tax expense (benefit) is as follows:

                                                     Years Ended March 31,
                                          ------------------------------------------
                                            1999           1998              1997
                                          --------     ------------       ----------
Current taxes (benefit):
   U.S. Federal                           $      0     ($4,634,263)       $1,116,040
   U.S. state and local                     15,552        (440,239)          132,058
   Foreign income taxes                     15,992         232,998           515,800
                                          --------     -----------        ----------
                                            31,544      (4,841,505)        1,763,898
US Federal deferred tax (benefit)          863,836        (146,468)       (1,103,817)
                                          --------     -----------        ----------
Income tax expense (benefit)              $895,380     ($4,987,972)       $  660,081
                                          ========     ============       ==========

A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                               1999               1998                1997
                                               ----               ----                ----
Tax at statutory rate                         35.0%             (35.0)%             (35.0)%
Beneficial conversion feature
  of debenture                                 0.0                0.0                58.2
Incremental foreign taxes                      0.0                1.7                 0.5
State and local taxes                          3.7               (3.2)                1.7
Other                                         (0.0)               0.0                (0.2)
                                              ----              -----                ----
                                              38.7%             (36.5)%              25.2%
                                              ====              =====                ====

Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:


            March 31,                                      1999               1998
            ---------                                      ----               ----
Allowance for doubtful accounts, sales returns
   and allowances                                       $  563,858        $  795,356
State net operating loss carry forwards                    463,449           512,019
Reserve for inventory obsolescence                         385,622           376,300

Federal net operating loss carry forwards                        0           185,377
Other, net                                                 179,604           501,166
                                                        ----------        ----------
     Total deferred tax assets                           1,592,533         2,370,218

Deferred tax liabilities related to
    depreciation and amortization                         (505,783)         (419,632)
                                                        ----------        ----------
Net                                                     $1,086,750        $1,950,586
                                                        ==========        ==========

The net deferred tax asset in the amount of $1.1 million is based upon expected utilization of net operating loss ("NOL") carry forwards and reversal of certain temporary differences. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The Company will continue to review the assumptions used on a quarterly basis and make adjustments as appropriate.

The Company has a State NOL carry forward of approximately $9.3 million which begins to expire in the year 2012.

In fiscal 1997, the Internal Revenue Service audited the Company's federal income tax return for the year ended March 31, 1994. The audit resulted in no changes to taxes due.

13.  COMMON STOCK

The following table summarizes the activity and related information for the options and warrants outstanding, including the warrants discussed under commitments in Note 10(E):

                                                             Weighted Average
                                                Amount        Exercise Price
                                              ---------      ----------------
 Balance at March 31, 1996                    2,049,978             $2.88
 Issued                                          10,000             $6.75
 Exercised                                     (236,000)            $7.73
                                              ---------
 Balance at March 31, 1997                    1,823,978             $2.24
 Issued                                              --
 Exercised                                           --
 Canceled/Expired                               (53,978)            $8.11
                                              ---------
 Balance at March 31, 1998                    1,770,000             $2.06
 Issued                                       1,000,000             $8.00
 Exercised                                           --
 Canceled/Expired                                    --
                                              ---------
 Balance at March 31, 1999                    2,770,000             $4.21
                                              =========

On January 18, 1999, the Compensation Committee of the Board of Directors authorized the issuance to the Company's Chairman and Chief Executive Officer 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period.

The following table summarizes information about warrants outstanding at March 31, 1999:


                       Warrants Outstanding                                Warrants Exercisable
                       --------------------                                --------------------
    Range of                    Weighted Average      Weighted Average                Weighted Average
Exercise Prices      Amount      Exercise Price        Remaining Life       Amount     Exercise Price
---------------    ---------    ----------------      ----------------    ----------  ----------------
  $1.50-$2.07      1,562,000           $1.89                4              1,562,000       $1.89
  $3.13-$4.00        198,000           $3.20                7                188,667       $3.14
        $6.75         10,000           $6.75                8                 10,000       $6.75
        $8.00      1,000,000           $8.00                5              1,000,000       $8.00
                   ---------           -----                -              ---------       -----
                   2,770,000           $4.21                4              2,760,667       $4.21
                   =========           =====                =              =========       =====


14.  STOCK OPTION AND OTHER PLANS

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

As of March 31, 1999, and since the inception of the Plan, options have been issued, net of cancellations, to purchase 241,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 1999, 189,092 options had been exercised under the Plan and the remaining shares are exercisable to the extent of 7,500 through September 30, 1999 and 2,500 through June 25, 2000.

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

On January 2, 1998, the Company granted to various employees, options under the 1996 Plan to acquire 79,000 shares of common stock at $1.375 per share, the closing bid price of the stock on December 31, 1997. As of March 31, 1999, 15,625 of these options are exercisable and the weighted average remaining contractual life for all such options is three years.

The following table summarizes the activity for options covered under all plans:


                                                   Plan                            1996 Plan
                                       -------------------------------    ------------------------------
                                                    Weighted Average                   Weighted Average
                                        Amount       Exercise Price         Amount      Exercise Price
                                       -------      ----------------        ------     ----------------
Balance at March 31, 1996               81,500             $2.82                --               --
Issued                                      --                --
Exercised                              (14,500)            $1.28
Canceled/Expired                            --                --
                                       -------
Balance at March 31, 1997               67,000             $3.15                --
Issued                                      --                --            79,000            $1.38
Exercised                                   --                --
Canceled/Expired                       (12,000)            $5.75            (7,750)           $1.38
                                       -------                             -------
Balance at March 31, 1998               55,000             $2.59            71,250            $1.38
Issued                                      --                --                --               --
Exercised                              (15,000)            $1.52                --               --
Canceled/Expired                       (30,000)               --            (9,000)           $1.38
                                       -------                             -------
Balance at March 31, 1999               10,000             $3.08            62,250            $1.38
                                       =======                             =======

On April 1, 1999, the Company granted to various employees, options under the 1996 Plan to acquire 97,350 shares of common stock at $1.375 per share, the closing bid price of the stock on March 31, 1999.

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $53,000, $57,000, and $54,000 for the years ended March 31, 1999, 1998, and 1997, respectively.


15.  BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the adoption of the provisions of SFAS No. 128:


                                                                           1999             1998         1997(1)
                                                                        ----------      -----------    -----------
Net income (loss)                                                       $1,418,455      ($8,686,923)   ($3,277,920)
                                                                        ==========      ============   ===========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                      14,541,306       16,300,060     15,013,931
                                                                        ==========      ===========    ===========
Basic net income (loss) per common share                                     $0.10           ($0.53)        ($0.22)
                                                                             =====           ======         ======

Weighted average number of shares outstanding used in basic
    earnings per share calculation                                      14,541,306
Affect of dilutive securities(2):
Stock options and warrants, net of treasury shares acquired                 67,759
                                                                        ----------


Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                      14,609,065
                                                                       ===========
Diluted net income per common share                                          $0.10
                                                                             =====
Antidilutive securities not included in diluted earnings (loss)
per share computation:
   Options and warrants to purchase common stock                         2,592,000        1,896,250      1,890,978
                                                                         =========        =========      =========

   Exercise Price                                                      $1.75-$8.00      $1.38-$6.75    $1.44-$8.11
                                                                       ===========      ===========    ===========

(1) As disclosed in Note 9, the net loss per share for fiscal 1997 was restated to account for the value attributable to the beneficial conversion feature on convertible debentures issued during fiscal 1997 and 1996.
(2) The calculation of diluted loss per share was not required for fiscal 1998 and 1997 since it would be antidilutive.


16.  CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:

During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                                 1999                 1998                1997
                                 ----                 ----                ----
PERRY ELLIS                       65%                  56%                 48%
FRED HAYMAN                       21%                  17%                 13%
ANIMALE                           12%                  11%                 15%
ALEXANDRA DE MARKOFF              - %                  12%                 14%


Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables from department and specialty stores in the United States and distributors throughout the world. To reduce credit risk, the Company performs ongoing evaluations of its customers financial condition but does not generally require collateral. Management has established an allowance for doubtful accounts for potential losses. The allowances for doubtful accounts are considered adequate to cover potential credit losses (See
Note 2).

No unrelated customer accounted for more than 10% of the Company's net sales during the years ended March 31, 1999, 1998, and 1997.

Sales to international customers totaled approximately $20,121,000, $24,101,000 and $18,059,000 for the years ended March 31, 1999, 1998, and 1997, respectively. At March 31, 1999 and 1998, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $6,710,000 and $7,186,000, respectively.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 1999 and 1998 (in thousands, except per share amounts). Certain of the quarterly information has been restated as described below.

                                                                               Quarter  Ended
                                                     ----------------------------------------------------------------
                                                     June 30,         September 30,       December 31,      March 31,
                                                       1998               1998               1998             1999
                                                     --------         -------------       ------------      ---------
Net sales                                            $15,308             $16,136            $11,910          $12,797
Gross margin                                           9,053               9,519              8,245            7,525
Net income (loss)                                        418                 569                 80              351

Income (loss) per common share:
      Basic                                          $  0.03             $  0.04            $  0.01          $  0.02
      Diluted                                        $  0.03             $  0.04            $  0.01          $  0.02


                                                                               Quarter  Ended
                                                     ----------------------------------------------------------------
                                                     June 30,         September 30,       December 31,      March 31,
                                                       1997               1997               1997            1998(1)
                                                     --------         -------------       ------------      ---------
Net sales                                            $13,297             $14,938            $20,375         $13,758
Gross margin                                           8,341               8,479             11,034            (714)
Net income (loss)                                         16                  17                 43          (8,763)

Income (loss) per common share:
      Basic                                            $0.00               $0.00              $0.00          $(0.58)
      Diluted(2)


(1) Includes charge of approximately $9,224,000 relating to the discontinuation of certain brands and products. See Note 2 for further discussion.

(2) The calculation of diluted earnings per share was not required for 1998 since it would be antidilutive.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                      Additions
                                     Balance at       charged to                        Balance at
                                     beginning        costs and                           end of
     Description                     of period         expenses         Deductions        period
     -----------                    -----------      -----------       -----------      ----------
Year ended March 31, 1999

Reserves for:
Doubtful accounts                   $   704,860      $   400,000       $   354,587      $  750,273
Sales returns                           300,000        1,254,069         1,142,749         411,320
Demonstration and co-op
  advertising allowances              1,165,592        4,801,789         5,016,038         951,343
                                    -----------      -----------       -----------      ----------
                                    $ 2,170,452      $ 6,455,858       $ 6,513,374      $2,112,936
                                    ===========      ===========       ===========      ==========
Reserve for inventory shrinkage
  and obsolescence                  $ 4,671,393      $   853,545       $ 4,548,679(3)   $  976,259
                                    ===========      ===========       ===========      ==========
Year ended March 31, 1998

Reserves for:
Doubtful accounts                   $   542,729      $ 1,413,699       $ 1,251,568      $  704,860
Sales returns                           383,401        4,998,031         5,081,432         300,000
Demonstration and co-op
  advertising allowances              1,567,750        5,624,955         6,027,113       1,165,592
                                    -----------      -----------       -----------      ----------
                                    $ 2,493,880      $12,036,685       $12,360,113      $2,170,452
                                    ===========      ===========       ===========      ==========
Reserve for inventory shrinkage
  and obsolescence                  $ 2,833,000      $ 7,519,105       $ 5,680,712      $4,671,393
                                    ===========      ===========       ===========      ==========
Year ended March 31, 1997

Reserves for:
Doubtful accounts                   $   472,561      $   557,502       $   487,334      $  542,729
Sales returns                           637,221        3,915,488         4,169,308         383,401
Demonstration and co-op
  advertising allowances              1,011,463        7,368,791         6,812,504       1,567,750
                                    -----------      -----------       -----------      ----------
                                    $ 2,121,245      $11,841,781(1)    $11,469,146      $2,493,880
                                    ===========      ===========       ===========      ==========
Reserve for inventory shrinkage
  and obsolescence                  $ 1,200,000      $ 3,857,483(2)    $ 2,224,483      $2,833,000
                                    ===========      ===========       ===========      ==========

----------
(1) Net of reserves of $630,562 recorded in connection with the RBFI acquisition.

(2)  Net of reserves recorded in connection with: RBFI acquisition: $  833,433
                                                  BAV acquisition:  $  100,000
                                                  AdM acquisition:  $1,000,000

(3) Deductions pertain to the disposal of excess component inventory during fiscal year 1999 which were included in the reserve as of the beginning of the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS


          Col. A              Col. B.           Col.C            Col.D             Col.E              Col.F

                                                                                                     Weighted
        Category of                            Weighted      Maximum amount    Average amount         average
         aggregate            Balance           average       outstanding        outstanding         interest
        short-term           at end of         interest        during the         during the        during the
        borrowings            period            rate(4)          period             period           period (5)
---------------------------------------------------------------------------------------------------------------
March 31, 1999
Notes Payable Banks(1)      $ 9,862,084           7.7%         $18,037,811       $14,552,194            9.8%



March 31, 1998
Notes Payable Banks(2)      $17,004,432           8.4%         $20,375,531       $17,279,332           10.2%



March 31, 1997
Notes Payable Banks(3)      $12,459,266          10.2%         $12,459,266       $ 9,861,542           11.0%

----------
(1) Loan of $9,862,084 from GECC and loan from International Finance Bank which was repaid during fiscal 1999.

(2) Loans of $16,818,951 from GECC, $ 185,472 from International Finance Bank, and French facilities which were repaid during fiscal 1998.

(3) Loans of $8,595,375 from Finova, $753,125 for International Finance Bank and $3,110,766 in overdraft and receivable facilities granted by French banks.

(4) The weighted average interest rate was computed by dividing the estimated annual interest costs (based on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

(5) The weighted average interest rate during the period was computed by dividing the actual interest costs (based on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
------------------------------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman

Dated: July 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Frank A. Buttacavoli
------------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Financial Officer and Director


/s/ Frederick E. Purches
------------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/ Albert F. Vercillo
------------------------------------------------
Albert F. Vercillo, Director


/s/ Zalman Lekach
------------------------------------------------
Zalman Lekach, Director


/s/ Mayi de la Vega
------------------------------------------------
Mayi de la Vega, Director


/s/ Glenn Gopman
------------------------------------------------
Glenn Gopman, Director