Form 10-Q
period 1999-06-30
PARLUX FRAGRANCES INC
filed 1999-08-13
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:                                    June 30, 1999
                                                                   -------------

                                    Or______
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

DELAWARE                                                          22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS employer identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                             33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code                954-316-9008
                                                       -------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 11, 1999, 13,096,722 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         ---------------------

See pages 7 to 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

The Company may periodically release forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, collectability of trade receivables from related parties, future trends in sales and the Company's ability to introduce new products in a cost-effective manner. Readers are cautioned not to place undue reliance on these forward statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's ( the Company's ) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

During the fiscal year ended March 31, 1999, the Company sold approximately $22.5 million to a related party, Perfumania Inc. ("Perfumania"), a publicly held company trading on NASDAQ ("PRFM"), which owns and operates approximately 280 discount fragrance stores in the U.S. and perfumania.com, a wholly-owned subsidiary of Perfumania, retailing fragrances on the Internet. At March 31, 1999, the Company had trade receivables of $18.3 million from Perfumania.

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

During the fiscal years ended March 31, 1999 and 1998, the Company sold a total of approximately $44.6 million to Perfumania, and received payments of approximately $49.1 million during the same two-year period. During the period from April 1, 1999 through June 30, 1999, the Company collected $5.2 million or approximately 30% of the total of its outstanding receivable at March 31, 1999, and sold an additional $8.3 million in merchandise to Perfumania, leaving a trade receivable balance at June 30, 1999 of $21.4 million, in line with historical and anticipated seasonal payment patterns.

The Company has developed a plan to reduce the balance due from Perfumania. Management's plan initially consists of converting $8 million into a short-term note receivable due the earlier of the completion of perfumania.com's proposed public offering in which Perfumania would generate sufficient funds to pay down the short-term note, or May 31, 2000. Management anticipates that this short-term note receivable transaction will be consummated prior to August 31, 1999.

In addition, on July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties are currently negotiating a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through July 1999. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

During the period of July 1, 1999 through August 10, 1999, the Company received additional cash payments of $2.7 million.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 1999 with the three-month
------------------------------------------------------------------------------
period ended June 30, 1998.
---------------------------

During the quarter ended June 30, 1999, net sales declined 2% to $14,929,833 as compared to $15,307,610 for the same period for the prior year. The decline is primarily due to continuing international economic difficulties, which resulted in a 39% decrease in international gross sales to $3,839,844 in the current period as compared to $6,328,049 in the prior year period. The Company's primary brand, Perry Ellis, continues to show strength with total gross sales of all Perry Ellis brands increasing 3% compared to the same period in the prior year from $10,518,386 to $10,813,515.

Sales to unrelated customers decreased 27% to $6,623,323 in the current period, compared to $9,084,467 in the same period in the prior year, reflecting the reduction in international sales mentioned above. Sales to related parties increased 33% to $8,306,510 in the current quarter compared to $6,223,143 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 41% for the quarter ended June 30, 1998 to 45% for the current quarter. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales, coupled with the sale of certain closeout merchandise to international customers at below cost. Cost of goods sold on sales to unrelated customers and related parties approximated 45% and 44%, respectively, during the quarter ended June 30, 1999, as compared to 36% and 48%, respectively, in the prior year comparable quarter.

Operating expenses decreased by 12% compared to the prior fiscal year from $7,882,831 to $6,952,254, decreasing as a percentage of net sales from 52% to 47%. Advertising and promotional expenses decreased 20% to $3,454,120 compared to $4,309,402 in the prior year period, reflecting a decrease in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood for Women" which occurred in the same quarter in the prior year. Selling and distribution costs decreased 6% to $1,377,162 in the current fiscal period as compared to $1,458,425 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses decreased by 7% compared to the prior year period from $1,000,421 to $930,229, decreasing as a percentage of net sales from 7% to 6%. The above decreases reflect the full period's effect of the Company's restructuring during the quarter ended March 31, 1998, which were fully implemented during the quarter ended June 30, 1998. Depreciation and amortization remained relatively constant at 4% of net sales. Royalties increased to $570,513 for the current period compared to $481,039 in the prior year, and increased as a percentage of sales from 3% to 4%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales.

As a result of the above, the Company had operating income of $1,327,007 or 9% of net sales for the three-month period ended June 30, 1999, compared to $1,169,756 or 8% of net sales for the comparable period in the prior year. Net interest expense decreased to $232,775 in the current fiscal year as compared to $504,459 in the same period in the prior year, reflecting the continued reduction in bank borrowings due to positive cash flow over the last 15-month period. Income before taxes for the current fiscal year was $1,094,232, or 7% of net sales compared to $673,835 or 4% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $678,424 or 5% of net sales for the current quarter ended June 30, 1999, as compared to $417,778 or 3% of net sales for the same quarter in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital decreased to $38,126,000 as of June 30, 1999, compared to $38,616,032 at March 31, 1999, reflecting the current period's net income, offset by the purchase of approximately $949,000 in treasury stock as discussed below.

See "Recent Developments" for discussion of trade receivables from related parties.

In December 1998, the Company completed the third phase of its common stock buy-back program involving 1,250,000 shares. In January 1999, the Board of Directors (the "Board") authorized the repurchase of an additional 2,000,000 shares. As of June 30, 1999, the Company has repurchased under all phases a total of 4,108,981 shares at a cost of $9,042,614. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has waived the violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and has amended the Credit Agreement to reflect changes in certain covenants going forward.

Management believes that, based on current circumstances, the Company will be able to meet the revised covenants and funds from operations and the Credit Agreement will be sufficient to meet the Company's operating needs.

Year 2000 ("Y2K") Issues
------------------------

As of June 30, 1999, the Company's management information system hardware consists of an IBM AS 400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards is releasing its final Y2K upgrade during August 1999 which the Company anticipates implementing by September 30, 1999. In connection therewith, a hardware upgrade has been completed on its 9406 processor from a model 310 to a model 620, which more than doubles the commercial processing workload (CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system should be completed by October 31, 1999. The new upgrade will interface fully with the AS400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $300,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

During the quarter ended June 30, 1999, there have been no material changes in the information about the Company's market risks as of March 31, 1999, as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

There are no legal proceedings of any significance.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibit No.    Description
     -----------    -----------

     4.25 Amendment No. 2, dated July 14, 1999 to Credit Agreement, dated May 23, 1997, between the Company and General Electric Capital Corporation.

(b)  There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                           June 30,                 March 31,
ASSETS                                                                       1999                     1999
-------------------------------------------------                    ---------------------    ----------------------
                                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $274,649                  $184,148
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,538,000 and $2,113,000, respectively                                      7,419,422                 7,649,397
  Trade receivables from related parties                                       21,379,591                18,258,213
  Inventories, net                                                             23,182,204                20,947,256
  Prepaid expenses and other current assets                                     8,421,983                 9,596,478
  Income tax receivable                                                           140,000                   140,000
                                                                     ---------------------    ----------------------

    TOTAL CURRENT ASSETS                                                       60,817,849                56,775,492
Equipment and leasehold improvements, net                                       2,034,312                 1,692,732
Trademarks, licenses and goodwill, net                                         23,560,095                23,926,073
Other                                                                             108,964                   112,949
                                                                     ---------------------    ----------------------

    TOTAL ASSETS                                                              $86,521,220               $82,507,246
                                                                     =====================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                 $11,296,889               $10,885,068
  Accounts payable                                                              8,935,155                 5,314,770
  Accrued expenses                                                              1,827,879                 1,722,681
  Income taxes payable                                                            631,926                   236,941
                                                                     ---------------------    ----------------------

    TOTAL CURRENT LIABILITIES                                                  22,691,849                18,159,460
Borrowings, less current portion                                                3,314,895                 3,561,313
Deferred tax liability                                                            505,783                   505,783
                                                                     ---------------------    ----------------------

    TOTAL LIABILITIES                                                          26,512,527                22,226,556
                                                                     ---------------------    ----------------------

COMMITMENTS  AND CONTINGENCIES                                                   --                         --
                                                                     ---------------------    ----------------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at June 30 and March 31, 1999                 --                         --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,478 and 17,462,478 shares
   issued at June 30 and March 31, 1999, respectively                             174,625                   174,625
  Additional paid-in capital                                                   73,030,586                73,030,586
  Accumulated deficit                                                          (3,667,525)               (4,345,949)
  Accumulated other comprehensive income                                         (352,907)                 (351,505)
                                                                     ---------------------    ----------------------
                                                                               69,184,779                68,507,757
  Less - 4,147,981 and 3,655,031 shares of common stock in
   treasury, at cost, at June 30 and March 31, 1999, respectively              (9,176,086)               (8,227,067)
                                                                     ---------------------    ----------------------

    TOTAL STOCKHOLDERS' EQUITY                                                 60,008,693                60,280,690
                                                                     ---------------------    ----------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $86,521,220               $82,507,246
                                                                     =====================    ======================



                 See notes to consolidated financial statements.

                      PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                      ----------------------------------------

                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------

                                                     Three months ended June 30,
                                                 ------------------------------------
                                                             (unaudited)

                                                      1999                1998
                                                 ----------------    ----------------
Net sales:
   Unrelated customers                                $6,623,323          $9,084,467
   Related parties                                     8,306,510           6,223,143
                                                 ----------------    ----------------

                                                      14,929,833          15,307,610

Cost of goods sold                                     6,650,572           6,255,023
                                                 ----------------    ----------------

Gross margin                                           8,279,261           9,052,587
                                                 ----------------    ----------------

Operating expenses:
  Advertising and promotional                          3,454,120           4,309,402
  Selling and distribution                             1,377,162           1,458,425
  General and administrative, net of
   licensing fees of $150,000 and $133,333
   in 1999 and 1998, respectively                        930,229           1,000,421
  Depreciation and amortization                          620,230             633,544
  Royalties                                              570,513             481,039
                                                 ----------------    ----------------

  Total operating expenses                             6,952,254           7,882,831
                                                 ----------------    ----------------

Operating income                                       1,327,007           1,169,756

Interest expense and bank charges, net                   232,775             504,459
Exchange gain                                               --                (8,538)
                                                 ----------------    ----------------

Income before income taxes                             1,094,232             673,835

Income taxes provision                                   415,808             256,057
                                                 ----------------    ----------------
 .
Net income                                              $678,424            $417,778
                                                 ================    ================



Income per common share:
     Basic                                            $0.05               $0.03
                                                 ================    ================
     Diluted                                          $0.05               $0.03
                                                 ================    ================


                    See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                                                                           COMMON STOCK                                  RETAINED
                                                                   ----------------------------       ADDITIONAL         EARNINGS
                                                                      NUMBER            PAR             PAID-IN        (ACCUMULATED
                                                                      ISSUED           VALUE            CAPITAL           DEFICIT)
                                                                   -----------      -----------       -----------      ------------
BALANCE at April 1, 1997                                           17,447,478       $   174,475       $73,007,949       $ 2,922,519

  Comprehensive loss:
   Net loss                                                              --                --                --          (8,686,923)
   Foreign currency translation adjustment

    Total comprehensive loss

  Purchase of 2,069,700 shares of treasury
    stock, at cost
                                                                  -----------       -----------       -----------       -----------

BALANCE at March 31, 1998                                          17,447,478           174,475        73,007,949        (5,764,404)

  Comprehensive income:
   Net income                                                            --                --                --           1,418,455
   Foreign currency translation adjustment                               --                --                --                --

    Total comprehensive income

  Issuance of common stock upon exercise
    of employee options                                                15,000               150            22,637              --
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                                       --                --                --                --
                                                                  -----------       -----------       -----------       -----------

BALANCE at March 31, 1999                                          17,462,478           174,625        73,030,586        (4,345,949)

  Comprehensive income:
   Net income                                                            --                --                --             678,424
   Foreign currency translation adjustment                               --                --                --                --

    Total comprehensive income

  Purchase of 492,950 shares of treasury
    stock, at cost                                                       --                --                --                --
                                                                  -----------       -----------       -----------       -----------

BALANCE at June 30, 1999 (unaudited)                               17,462,478       $   174,625       $73,030,586       $(3,667,525)
                                                                  ===========       ===========       ===========       ===========

                                                                          ACCUMULATED
                                                                             OTHER
                                                                         COMPREHENSIVE            TREASURY
                                                                       INCOME (LOSS) (1)           STOCK                  TOTAL
                                                                       -----------------        ------------          -------------
BALANCE at April 1, 1997                                                 ($   103,562)          ($ 1,882,646)          $ 74,118,735

  Comprehensive loss:
   Net loss                                                                      --                     --               (8,686,923)
   Foreign currency translation adjustment                                   (251,769)                                     (251,769)
                                                                                                                       ------------
    Total comprehensive loss                                                                                             (8,938,692)
                                                                                                                       ------------
  Purchase of 2,069,700 shares of treasury
    stock, at cost                                                                                (4,011,604)            (4,011,604)
                                                                         ------------           ------------           ------------

BALANCE at March 31, 1998                                                    (355,331)            (5,894,250)            61,168,439

  Comprehensive income:
   Net income                                                                    --                     --                1,418,455
   Foreign currency translation adjustment                                      3,826                   --                    3,826
                                                                                                                       ------------
    Total comprehensive income                                                                                            1,422,281
                                                                                                                       ------------
  Issuance of common stock upon exercise
    of employee options                                                          --                     --                   22,787
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                                               --               (2,332,817)            (2,332,817)
                                                                         ------------           ------------           ------------

BALANCE at March 31, 1999                                                    (351,505)            (8,227,067)            60,280,690

  Comprehensive income:
   Net income                                                                    --                     --                  678,424
   Foreign currency translation adjustment                                     (1,402)                  --                   (1,402)
                                                                                                                       ------------
    Total comprehensive income                                                                                              677,022
                                                                                                                       ------------
  Purchase of 492,950 shares of treasury
    stock, at cost                                                               --                 (949,019)              (949,019)
                                                                         ------------           ------------           ------------

BALANCE at June 30, 1999 (unaudited)                                     $   (352,907)          $ (9,176,086)          $ 60,008,693
                                                                         ============           ============           ============

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

                             PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                             ----------------------------------------

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------

                                                                                  Three months ended June 30,
                                                                             -----------------------------------
                                                                                         (Unaudited)
                                                                                  1999                  1998
                                                                             ------------           ------------
Cash flows from operating activities:
Net income                                                                    $   678,424           $   417,778
                                                                              -----------           -----------
Adjustments to reconcile net income to net
 cash provided by operating
 activities:
Depreciation and amortization                                                     620,230               633,543
Provision for doubtful accounts                                                   101,869                30,000
Reserve for potential inventory obsolescence                                      909,498               258,687
Changes in assets and liabilities net of effect
 of sold brands:
   Decrease in trade receivables - customers                                      128,107             2,660,626
   Increase in trade receivables - related parties                             (3,121,378)           (3,153,148)
   Increase in inventories                                                     (3,144,446)           (1,970,891)
   Decrease in prepaid expenses and other current assets                        1,174,495               237,261
   Decrease in other non-current assets                                             3,984               205,038
   Increase in accounts payable                                                 3,620,385               205,832
   Increase (decrease) in accrued expenses                                        105,198              (161,172)
   Increase in income taxes payable                                               394,985                   136
                                                                              -----------           -----------

            Total adjustments                                                     792,927            (1,054,088)
                                                                              -----------           -----------
                 Net cash provided by (used in)
                    operating activities                                        1,471,351              (636,310)
                                                                              -----------           -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                (568,312)              (11,420)
Purchase of trademarks                                                            (27,520)              (11,002)
Cash received from brand licensing:
  Bal a Versailles                                                                   --                 200,000
                                                                              -----------           -----------
                 Net cash (used in) provided by
                    investing activities                                         (595,832)              177,578
                                                                              -----------           -----------
Cash flows from financing activities:
Proceeds - note payable to GE Capital                                             396,768             1,138,233
Payments - note payable to Fred Hayman Beverly Hills                             (144,731)             (134,639)
Payments - note payable to Lyon Credit Corp.                                      (43,998)              (39,408)
Payments - note payable to Bankers Capital Leasing                                (29,689)                 --
Payments - note payable to International Finance Bank                                --                (105,545)
Payments - other notes payable                                                    (12,947)               (8,004)
Proceeds - note payable to Popular Bank                                            11,070
Purchases of treasury stock                                                      (949,019)             (437,512)
Proceeds from issuance of common stock                                               --                   7,188
                                                                              -----------           -----------
                 Net cash (used in) provided by
                    financing activities                                         (783,616)              431,383
                                                                              -----------           -----------

Effect of exchange rate changes on cash                                            (1,402)               (8,300)
                                                                              -----------           -----------

Net increase (decrease) in cash and cash equivalents                               90,501               (35,649)
Cash and cash equivalents, beginning of period                                    184,148               205,760
                                                                              -----------           -----------

Cash and cash equivalents, end of period                                      $   274,649           $   170,111
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


A.   Basis of Presentation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc. and subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on July 14, 1999.

Certain reclassifications were made to the June 30, 1998 financial statements to conform with the presentation of the June 30, 1999 financial statements.

B.   Inventories

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                                June 30, 1999     March 31, 1999
                                                -------------     --------------

Finished products                                $11,586,273        $10,609,272
Components and packaging material                  8,018,833          7,033,339
Raw material                                       3,577,098          3,304,645
                                                 -----------        -----------
                                                 $23,182,204        $20,947,256
                                                 ===========        ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,380,000 and $2,830,000 at June 30, 1999 and March 31, 1999, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $1,886,000 and $976,000 at June 30, 1999 and March 31, 1999, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill are attributable to the following brands:


                                              June 30, 1999       March 31, 1999
                                              -------------       --------------
Owned Brands:
  Alexandra de Markoff                         $ 11,191,171        $ 11,190,926
  Fred Hayman Beverly Hills                       2,766,001           2,753,027
  Bal A Versailles                                3,243,591           3,243,855
  Animale                                         1,463,530           1,452,929
  Other                                             243,430             243,431
Licensed Brands:
  Perry Ellis                                     7,961,352           7,957,567
  Barishnikov                                     2,470,241           2,470,241
                                               ------------        ------------
                                                 29,339,496          29,311,976

Less: accumulated amortization                   (5,779,401)         (5,385,903)
                                               ------------        ------------
                                               $ 23,560,095        $ 23,926,073
                                               ============        ============

On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff (AdM) rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the Agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which was reflected in the consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000. In accordance with generally accepted accounting principles and based on the Company's current borrowing cost of 9.25%, the note was reduced to a present value of $3,659,753.

On June 9, 1998, the Company entered into an exclusive agreement to license the Bal A Versailles (BAV) rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, automatically renewable every five years. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to BAV for its approximate book value. At closing, the purchaser provided as consideration, $200,000 in cash and a $500,000 non-interest bearing note due in quarterly installments of $83,333 through December 1999.

At June 30, 1999 and March 31, 1999, $2,048,463 and $2,413,990, respectively, relating to the AdM and BAV receivables are included in other current assets.

D.   Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                  June 30, 1999   March 31, 1999
                                                  -------------   --------------
Revolving credit facility payable to General
Electric Capital Corporation, interest at
LIBOR plus 2.50% or prime (7.75% at June 30,
1999) plus .75%, at the Company's option,
net of restricted cash of $1,293,196 and
$3,658,593, at June 30 and March 31, 1999,
respectively                                       $ 10,258,852    $  9,862,084


Note payable to Fred Hayman Beverly Hills
(FHBH), collateralized by the acquired
licensed trademarks, interest at 7.25%,
payable in equal monthly installments of
$69,863, including interest, through June 2004        3,481,629       3,626,360

Note payable to Lyon Credit Corporation,
collateralized by certain equipment,
interest at 11%, payable in equal monthly
installments of $19,142, including interest,
through September 2001                                  455,631         499,629

Capital lease payable to Bankers Leasing,
collateralized by certain computer hardware
and software, payable in quarterly
installments of $36,378, including interest,
through January 2002                                    365,636         395,325

Other notes payable                                      50,036          62,983
                                                   ------------    ------------
                                                     14,611,784      14,446,381

Less: long-term borrowings                           (3,314,895)     (3,561,313)
                                                   ------------    ------------

Short-term borrowings                              $ 11,296,889    $ 10,885,068
                                                   ============    ============

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At June 30, 1999, based on the borrowing base at that date, the credit line amounted to approximately $17,971,000, and accordingly, the Company had approximately $7,712,000 available under the credit line.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to "Earnings

Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC has waived the violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and has amended the Credit Agreement to reflect changes in certain covenants going forward.

Management believes that, based on current circumstances, the Company will be able to meet the revised covenants and funds from operations and the Credit Agreement will be sufficient to meet the Company's operating needs.

E.   Related Parties Transactions

As of March 31, 1999, the Company had loaned a total of $390,000 to its Chairman/CEO, which is included in accounts receivable. The loans are unsecured, bear interest at 10% per annum, were renewed and are due in one balloon payment on December 31, 1999. Interest payments are current through June 30, 1999. During April 1999, the Company advanced an additional $230,000 to the Chairman under the same terms and conditions for the previous loans, except that the new advance is collateralized by 100,000 shares of the Company's common stock owned by the Chairman.

The Company had net sales of $8,306,510 and $6,223,143 during the three-month periods ended June 30, 1999 and June 30, 1998, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $21,379,591 and $18,258,213 at June 30, 1999 and March 31, 1999, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

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

During the fiscal years ended March 31, 1999 and 1998, the Company sold a total of approximately $44.6 million to Perfumania, and received payments of approximately $49.1 million during the same two-year period. During the period from April 1, 1999 through June 30, 1999, the Company collected $5.2 million or approximately 30% of the total of its outstanding receivable at March 31, 1999, and sold an additional $8.3 million in merchandise to Perfumania, leaving a trade receivable balance at June 30, 1999 of $21.4 million, in line with historical and anticipated seasonal payment patterns. The Company has developed a plan to reduce the balance due from Perfumania. Management's plan initially consists of converting $8 million into a short-term note receivable due the earlier of the completion of perfumania.com's proposed public offering in which Perfumania would generate sufficient funds to pay down the short term note, or May 31, 2000. Management anticipates that this short-term note receivable transaction will be consummated prior to August 31, 1999.

In addition, on July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties are currently negotiating a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through July 1999. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

During the period of July 1, 1999 through August 10, 1999, the Company received additional cash payments of $2.7 million.

F.   Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                    1999          1998
                                                                    ----          ----
Net income                                                     $    678,424   $   417,778
                                                               ============   ===========

Weighted average number of shares outstanding used
  in basic earnings per share calculation                        13,599,459    14,871,902
                                                               ============   ===========
Basic net income per common share                              $       0.05   $      0.03
                                                               ============   ===========

Weighted average number of shares outstanding used
  in basic earnings per share calculation                        13,599,459    14,871,902

Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired          68,860       187,819
                                                               ------------   -----------

Weighted average number of shares outstanding used
  in diluted earnings per share calculation                      13,668,139    15,059,721
                                                               ============   ===========

Diluted net income per common share                            $       0.05   $      0.03
                                                               ============   ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                     2,565,570       288,478
                                                               ============   ===========

Exercise Price                                                 $1.88-$8.00    $2.19-$8.11
                                                               ============   ===========

G.   Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                     Three-months ended June 30,
                                                     ---------------------------
                                                        1999             1998
                                                        ----             ----
                 Cash paid for:
                     Interest                         $246,610        $ 503,695
                     Income taxes                     $ 20,823        $  18,320

H.   Income Taxes

The provision for income taxes for the periods ended June 30, 1999 and 1998 reflects an effective tax rate of approximately 38%.

I.   License and Distribution Agreements

As of June 30, 1999 and March 31, 1999, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products under the trademarks for Perry Ellis, Baryshnikov, and Phantom. Under each of these arrangements, the Company must pay royalties at various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements which require continuing obligations for advertising and royalty expense.

As discussed above, the Company is required to pay royalties under the Perry Ellis ("Licensor") license agreement. The Licensor has asserted, through its legal counsel, that the Company is in default of the license agreement in that the sales of Perry Ellis brand products by an affiliate of the Company were not properly included in sales for the purposes of calculating royalties. For purposes of calculating such royalties, the Company has reported and paid royalties to the Licensor on sales of approximately $46 million from January 1, 1995 through June 30, 1999, based only on amounts invoiced to the affiliate. This matter is presently under investigation. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.


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



Date: August 12, 1999