Form 10-Q
period 1999-09-30
PARLUX FRAGRANCES INC
filed 1999-11-12
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q


( Mark One )

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                               September 30, 1999
                                                              ------------------

                                    Or______

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
DELAWARE                                                          22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                              identification no.)


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                            33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                         (Zip code)

Registrant's telephone number, including area code                954-316-9008
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 11, 1999, 11,980,418 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

See pages 9 to 19

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The Company may periodically release forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, collectability of trade receivables, future trends in sales and the Company's ability to introduce new products in a cost-effective manner. Readers are cautioned not to place undue reliance on these forward statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's ( the Company's ) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

On August 20, 1999, the Company entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The Company anticipates launching the first OP fragrance for the Spring 2001 season.

The Company had net sales of $17,244,674 and $11,995,103 during the six-month periods ended September 30, 1999 and September 30, 1998, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $19,580,025 (including the effect of the stock transaction discussed below) and $18,258,213 at September 30, 1999 and March 31, 1999, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

During the period from April 1, 1999 through September 30, 1999, the Company collected $11.4 million or approximately 63% of the total of its outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the transaction is reflected in the accompanying September 30, 1999 balance sheet.

In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. This short-term note receivable transaction is not reflected in the accompanying September 30, 1999 balance sheet.

During the period of October 1, 1999 through November 11, 1999, the Company received cash payments of $4.5 million from Perfumania, including the initial $3 million installment due under the note receivable.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through October 1999, and its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 1999 with the
----------------------------------------------------------------------
three-month period ended September 30, 1998.
--------------------------------------------

During the quarter ended September 30, 1999, net sales increased 22% to $19,701,502 as compared to $16,136,121 for the same period for the prior year. The increase is primarily attributable to the continuing strength of the Perry Ellis brand. Approximately $2,917,000 of the increase related to the initial launch of the Perry Ellis "Portfolio for Men" fragrance, which is expected to continue its rollout through the Spring of 2000. Total gross sales of all Perry Ellis brands increased 43% compared to the same period in the prior year from $9,817,096 to $14,077,486.

Sales to unrelated customers increased 4% to $10,763,338 in the current period, compared to $10,364,161 in the same period in the prior year. Sales to related parties increased 55% to $8,938,164 in the current quarter compared to $5,771,960 during the comparable period.

Cost of goods sold increased as a percentage of net sales from 41% for the quarter ended September 30, 1998 to 46% for the current quarter. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales, coupled with the sale of certain closeout merchandise to international customers at below cost. Cost of goods sold on sales to unrelated customers and related parties approximated 46% and 45%, respectively, during the quarter ended September 30, 1999, as compared to 39% and 45%, respectively, in the prior year comparable quarter.

Operating expenses for the current quarter decreased by 3% compared to the prior fiscal year period from $7,990,429 to $7,763,826, decreasing as a percentage of net sales from 50% to 39%. Advertising and promotional expenses decreased 11% to $3,612,416 compared to $4,067,212 in the prior year period, reflecting a decrease in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood for Women" which occurred in the same quarter in the prior year. Selling and distribution costs decreased 7% to $1,489,014 in the current quarter as compared to $1,608,594 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 8%. General and administrative expenses decreased by 18% compared to the prior year period from $1,202,289 to $983,923, decreasing as a percentage of net sales from 7% to 5%. The above decreases reflect, for the most part, certain non-recurring professional and consulting fees which were incurred during the prior year period. Depreciation and amortization increased $373,869 as a result of increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $695,764 for the current period compared to $503,494 in the prior year, and increased as a percentage of sales from 3% to 4%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales.

As a result of the above, the Company had operating income of $2,964,309 or 15% of net sales for the three-month period ended September 30, 1999, compared to $1,528,143 or 9% of net sales for the comparable period in the prior year. Net interest expense decreased to $353,802 in the current quarter as compared to $505,260 in the same period in the prior year, reflecting the continued reduction in bank borrowings due to positive cash flow over the last 18-month period. There were no exchange losses in the current quarter as compared to losses of $105,577 in the same period in the prior year. Income before taxes for the current quarter was $2,610,507 or 13% of net sales compared to $917,306 or 6% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $1,618,514 or 8% of net sales for the current quarter ended September 30, 1999, as compared to $568,729 or 4% of net sales for the same quarter in the prior fiscal year.

Comparison of the six-month period ended September 30, 1999 with the six-month
------------------------------------------------------------------------------
period ended September 30, 1998.
--------------------------------

During the six months ended September 30, 1999, net sales increased 10% to $34,631,335 as compared to $31,443,731 for the same period for the prior year. The increase is mainly attributable to the continuing strength of Perry Ellis brand products. Approximately $2,917,000 of the increase related to the initial launch of the Perry Ellis "Portfolio for Men" fragrance, which is expected to continue its roll-out through the Spring of 2000. Total sales of all Perry Ellis brands increased 22% compared to the same period in the prior year from $20,335,482 to $24,891,001.

Sales to unrelated customers decreased 11% to $17,386,661 in the current period, compared to $19,448,628 in the same period in the prior year, primarily due to continuing international economic difficulties, which resulted in a 30% decrease in international gross sales to $9,486,131 in the current period as compared to $13,545,386 in the prior year period. Sales to related parties increased 44% to $17,244,674 in the current period compared to $11,995,103 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 41% for the six months ended September 30, 1998 to 45% for the current period. The increase was mainly attributable to the increase in the percentage of net sales to related parties as compared to total net sales, coupled with the sale of certain close-out merchandise to international customers at below price. Cost of goods sold on sales to unrelated customers and related parties approximated 46% and 45%, respectively, during the six months ended September 30, 1999, as compared to 38% and 46%, respectively, during the six months ended September 30, 1998.

Operating expenses for the current six-month period decreased by 7% compared to the prior fiscal year period from $15,873,260 to $14,716,080 decreasing as a percentage of net sales from 50% to 42%. Advertising and promotional expenses decreased 16% to $7,066,536 compared to $8,376,614 in the prior year period, reflecting a decrease in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood for Women" which occurred during the same period in the prior year. Selling and distribution costs decreased 7% to $2,866,176 in the current fiscal period as compared to $3,067,019 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 8%. General and administrative expenses decreased by 13% compared to the prior year period from $2,202,710 to $1,914,152, decreasing as a percentage of net sales from 7% to 6%. The above decreases reflect the effect of the Company's restructuring during the quarter ended March 31, 1998, which was implemented during the quarter ended June 30, 1998, coupled with certain non-recurring professional and consulting fees which were incurred during the prior year period. Depreciation and amortization increased $360,555 as a result of the increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $1,266,277 for the current period compared to $984,533 in the prior year, and increased as a percentage of sales from 3% to 4% primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales.

As a result of the above, the Company had operating income of $4,291,316 or 12% of net sales for the six-month period ended September 30, 1999, compared to $2,697,899 or 9% of net sales for the comparable period in the prior year. Net interest expense decreased to $586,577 in the current fiscal year as compared to $1,009,719 in the same period in the prior year, reflecting the reduction in average borrowings outstanding. There were no exchange losses in the current year as compared to losses of $97,039 in the same period in the prior year. Income before taxes for the current fiscal year was $3,704,739 or 11% of net sales compared to $1,591,141 or 5% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $2,296,938 or 7% of net sales for the six months ended September 30, 1999, as compared to $986,507 or 3% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $38,815,547 as of September 30, 1999, compared to $38,616,032 at March 31, 1999, reflecting the current period's net income, offset by the purchase of $2,565,596 in treasury stock as discussed below.

See "Recent Developments" for discussion of trade receivables from related parties.

In September 1999, the Company completed the fourth phase of its common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of September 30, 1999, the Company had repurchased under all phases a total of 4,907,318 shares at a cost of $10,659,191. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC waived the violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and amended the Credit Agreement to reflect changes in certain covenants going forward.

As of September 30, 1999, the Company was not in compliance with the restrictive payment covenants exceeding the amount of treasury stock which can be purchased as well as advances to related parties and employees. Although the Company has not requested a waiver, management anticipates negotiating a waiver of this non-compliance and a modification of the covenants for future periods.

The Credit Agreement is scheduled to expire during May 2000. Management believes that, based on current circumstances, the Company will be able to amend the restrictive payment covenants and either extend the Credit Agreement or obtain sufficient financing from alternative sources. However, there can be no assurance that such amendments or waivers will be obtained and alternative financing will be available in the future.

Year 2000 ("Y2K") Issues
------------------------

As of September 30, 1999, the Company's management information system hardware consisted of an IBM AS/400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards released its final Y2K upgrade during September 1999 which the Company recently implemented. In connection therewith, a hardware upgrade has been completed on its 9406 processor from a model 310 to a model 620, which more than doubles the commercial processing workload (CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system should be completed by November 15, 1999. The new upgrade will interface fully with the AS/400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $300,000.

The Company continues to devote the necessary internal resources to resolve all significant Y2K issues in a timely manner. Internal modifications to all personnel computer operating systems have been completed. Testing of electronic data interchange (EDI) modifications with all major customers has also been completed. Verification of Y2K compliance with major suppliers continues.

Management believes that such processing issues will be resolved. Nevertheless, if the Company, its customers or suppliers are unable to resolve such processing issues, it could result in material financial risks such as the inability to produce and distribute the Company's products. Contingency plans for order processing are already in place.

Impact of Currency Exchange
---------------------------

The Company has completed the centralization of manufacturing in the United States and closed its French operations which eliminated the currency exchange risk associated therewith.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
-------  -----------------------------------------------------------

During the quarter ended September 30, 1999, there have been no material changes in the information about the Company's market risks as of March 31, 1999, as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings
        -----------------

There are no legal proceedings of any significance.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On October 12, 1999, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

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

Item 6.            Exhibits and Reports on Form 8-K
                   --------------------------------

(a)  Exhibit No. Description
     -----------------------

10.48 Stock Purchase Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc.
10.49 Registration Rights Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc.
10.50 Subordinated Secured Note Agreement, dated October 4, 1999, between the Company and Perfumania, Inc.

(b)  There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                                                September 30,            March 31,
ASSETS                                                                                              1999                   1999
----------------------------------------------------------------                                -------------          -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $    153,058          $    184,148
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,442,000 and $2,113,000, respectively                                                         10,317,034             7,649,397
  Trade receivables from related parties                                                           19,580,025            18,258,213
  Inventories, net                                                                                 23,281,308            20,947,256
  Prepaid expenses and other current assets                                                         7,988,531             9,596,478
  Investment in affiliate                                                                           4,506,970                  --
  Income tax receivable                                                                               140,000               140,000
                                                                                                 ------------          ------------

    TOTAL CURRENT ASSETS                                                                           65,966,926            56,775,492
Equipment and leasehold improvements, net                                                           1,811,746             1,692,732
Trademarks, licenses and goodwill, net                                                             22,850,422            23,926,073
Other                                                                                                 112,418               112,949
                                                                                                 ------------          ------------

    TOTAL ASSETS                                                                                 $ 90,741,512          $ 82,507,246
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                                    $ 14,686,043          $ 10,885,068
  Accounts payable                                                                                  9,414,456             5,314,770
  Accrued expenses                                                                                  1,431,558             1,722,681
  Income taxes payable                                                                              1,619,322               236,941
                                                                                                 ------------          ------------

    TOTAL CURRENT LIABILITIES                                                                      27,151,379            18,159,460
Borrowings, less current portion                                                                    3,071,990             3,561,313
Deferred tax liability                                                                                505,783               505,783
                                                                                                 ------------          ------------

    TOTAL LIABILITIES                                                                              30,729,152            22,226,556
                                                                                                 ------------          ------------

COMMITMENTS  AND CONTINGENCIES                                                                           --                    --
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at September 30 and March 31, 1999                                    --                    --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,478 and 17,462,478 shares
   issued at September 30 and March 31, 1999, respectively                                            174,625               174,625
  Additional paid-in capital                                                                       73,030,586            73,030,586
  Accumulated deficit                                                                              (2,049,011)           (4,345,949)
  Accumulated other comprehensive income                                                             (351,177)             (351,505)
                                                                                                 ------------          ------------
                                                                                                   70,805,023            68,507,757
  Less - 4,946,318 and 3,655,031 shares of common stock in
   treasury, at cost, at September 30 and March 31, 1999, respectively                            (10,792,663)           (8,227,067)
                                                                                                 ------------          ------------

    TOTAL STOCKHOLDERS' EQUITY                                                                     60,012,360            60,280,690
                                                                                                 ------------          ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 90,741,512          $ 82,507,246
                                                                                                 ============          ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                 Three months ended September 30,     Six months ended September 30,
                                                                 --------------------------------     ------------------------------

                                                                       1999             1998              1999              1998
                                                                  ------------       -----------       -----------       -----------
Net sales:
   Unrelated customers                                             $10,763,338       $10,364,161       $17,386,661       $19,448,628
   Related parties                                                   8,938,164         5,771,960        17,244,674        11,995,103
                                                                   -----------       -----------       -----------       -----------

                                                                    19,701,502        16,136,121        34,631,335        31,443,731

Cost of goods sold                                                   8,973,367         6,617,549        15,623,939        12,872,572
                                                                   -----------       -----------       -----------       -----------

Gross margin                                                        10,728,135         9,518,572        19,007,396        18,571,159
                                                                   -----------       -----------       -----------       -----------

Operating expenses:
  Advertising and promotional                                        3,612,416         4,067,212         7,066,536         8,376,614
  Selling and distribution                                           1,489,014         1,608,594         2,866,176         3,067,019
  General and administrative, net of licensing
    fees of $162,500 and $312,500 in 1999,
    and $141,667 and $275,000 in 1998, for
    the three and six-month periods, respectively                      983,923         1,202,289         1,914,152         2,202,710
  Depreciation and amortization                                        982,709           608,840         1,602,939         1,242,384
  Royalties                                                            695,764           503,494         1,266,277           984,533
                                                                   -----------       -----------       -----------       -----------

  Total operating expenses                                           7,763,826         7,990,429        14,716,080        15,873,260
                                                                   -----------       -----------       -----------       -----------

Operating income                                                     2,964,309         1,528,143         4,291,316         2,697,899

Interest expense and bank charges, net                                 353,802           505,260           586,577         1,009,719
Exchange losses                                                           --             105,577              --              97,039
                                                                   -----------       -----------       -----------       -----------

Income before income taxes                                           2,610,507           917,306         3,704,739         1,591,141

Income tax provision                                                   991,993           348,577         1,407,801           604,634
                                                                   -----------       -----------       -----------       -----------

Net income                                                         $ 1,618,514       $   568,729       $ 2,296,938       $   986,507
                                                                   ===========       ===========       ===========       ===========


Income per common share:
     Basic                                                         $      0.12       $      0.04       $      0.17       $      0.07
                                                                   ===========       ===========       ===========       ===========
     Diluted                                                       $      0.12       $      0.04       $      0.17       $      0.07
                                                                   ===========       ===========       ===========       ===========


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)
                                   -----------




                                                                                COMMON STOCK                             RETAINED
                                                                         --------------------------    ADDITIONAL        EARNINGS
                                                                           NUMBER           PAR          PAID-IN       (ACCUMULATED
                                                                           ISSUED          VALUE         CAPITAL         DEFICIT)
                                                                         ----------     -----------     -----------     -----------
BALANCE at April 1, 1997                                                 17,447,478     $   174,475     $73,007,949     $ 2,922,519

  Comprehensive loss:
   Net loss                                                                    --              --              --        (8,686,923)
   Foreign currency translation adjustment

    Total comprehensive loss

  Purchase of 2,069,700 shares of treasury stock, at cost
                                                                        -----------     -----------     -----------     -----------

BALANCE at March 31, 1998                                                17,447,478         174,475      73,007,949      (5,764,404)

  Comprehensive income:
   Net income                                                                  --              --              --         1,418,455
   Foreign currency translation adjustment                                     --              --              --              --

    Total comprehensive income

  Issuance of common stock upon exercise of employee options                 15,000             150          22,637            --
  Purchase of 1,165,276 shares of treasury stock, at cost                      --              --              --              --
                                                                        -----------     -----------     -----------     -----------

BALANCE at March 31, 1999                                                17,462,478         174,625      73,030,586      (4,345,949)

  Comprehensive income:
   Net income                                                                  --              --              --         2,296,938
   Foreign currency translation adjustment                                     --              --              --              --

    Total comprehensive income

  Purchase of 1,291,287 shares of treasury stock, at cost                      --              --              --              --
                                                                        -----------     -----------     -----------     -----------

BALANCE at September 30, 1999                                            17,462,478     $   174,625     $73,030,586     $(2,049,011)
                                                                        ===========     ===========     ===========     ===========


(1) Accumulated other comprehensive income (loss) includes foreign currency translation adjustments.


[RESTUBBED TABLE]

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                COMPREHENSIVE        TREASURY
                                                                              INCOME (LOSS) (1)       STOCK                TOTAL
                                                                              -----------------    -------------       ------------
BALANCE at April 1, 1997                                                        $  (103,562)       $ (1,882,646)       $ 74,118,735

  Comprehensive loss:
   Net loss                                                                            --                  --            (8,686,923)
   Foreign currency translation adjustment                                         (251,769)                               (251,769)
                                                                                                                       ------------
    Total comprehensive loss                                                                                             (8,938,692)
                                                                                                                       ------------
  Purchase of 2,069,700 shares of treasury stock, at cost                                            (4,011,604)         (4,011,604)
                                                                                ------------       ------------        ------------

BALANCE at March 31, 1998                                                          (355,331)         (5,894,250)         61,168,439

  Comprehensive income:
   Net income                                                                          --                  --             1,418,455
   Foreign currency translation adjustment                                            3,826                --                 3,826
                                                                                                                       ------------
    Total comprehensive income                                                                                            1,422,281
                                                                                                                       ------------
  Issuance of common stock upon exercise of employee options                           --                  --                22,787
  Purchase of 1,165,276 shares of treasury stock, at cost                              --            (2,332,817)         (2,332,817)
                                                                               ------------        ------------        ------------

BALANCE at March 31, 1999                                                          (351,505)         (8,227,067)         60,280,690

  Comprehensive income:
   Net income                                                                          --                  --             2,296,938
   Foreign currency translation adjustment                                              328                --                   328
                                                                                                                       ------------
    Total comprehensive income                                                                                            2,297,266
                                                                                                                       ------------
  Purchase of 1,291,287 shares of treasury stock, at cost                              --            (2,565,596)         (2,565,596)
                                                                               ------------        ------------        ------------

BALANCE at September 30, 1999                                                  $   (351,177)       $(10,792,663)       $ 60,012,360
                                                                               ============        ============        ============


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                                     Six months ended September 30,
                                                                                                   ---------------------------------

                                                                                                      1999                  1998
                                                                                                   -----------          -----------
Cash flows from operating activities:
Net income                                                                                         $ 2,296,938          $   986,507
                                                                                                   -----------          -----------

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                        1,602,939            1,242,384
Provision for doubtful accounts                                                                        245,000              160,000
Reserve for prepaid promotional supplies and inventory obsolescence                                    700,000              604,974
Changes in assets and liabilities net of effect of sold brands:
   Increase in trade receivables - customers                                                        (2,912,637)             (42,707)
   Increase in trade receivables - related parties                                                  (5,828,782)          (5,380,354)
   (Increase) decrease in inventories                                                               (2,634,052)              45,932
   Decrease (increase) in prepaid expenses and other current assets                                  1,207,947             (843,442)
   Decrease in income tax receivable                                                                      --              4,161,259
   Decrease in other non-current assets                                                                    531            1,083,058
   Increase (decrease) in accounts payable                                                           4,099,686             (707,195)
   (Decrease) increase in accrued expenses                                                            (291,123)              37,401
   Increase in income taxes payable                                                                  1,382,381              292,005
                                                                                                   -----------          -----------

            Total adjustments                                                                       (2,428,110)             653,315
                                                                                                   -----------          -----------

                       Net cash (used in) provided by operating activities                            (131,172)           1,639,822
                                                                                                   -----------          -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                                     (594,878)             (52,383)
Purchase of trademarks                                                                                 (51,424)             (76,571)
Cash received from brand licensing:
  Bal a Versailles                                                                                        --                200,000
                                                                                                   -----------          -----------

                       Net cash (used in) provided by investing activities                            (646,302)              71,046
                                                                                                   -----------          -----------

Cash flows from financing activities:
Proceeds (payments) - note payable to GE Capital                                                     3,779,055             (481,990)
Payments - note payable to Fred Hayman Beverly Hills                                                  (292,101)            (271,733)
Payments - note payable to Lyon Credit Corp.                                                           (89,226)             (79,916)
Payments - note payable to Bankers Capital Leasing                                                     (59,930)                --
Payments - note payable to International Finance Bank                                                     --               (185,472)
Payments - other notes payable                                                                         (26,146)             (37,470)
Purchases of treasury stock                                                                         (2,565,596)            (748,944)
Proceeds from issuance of common stock                                                                    --                 22,787
                                                                                                   -----------          -----------

                       Net cash provided by (used in) financing activities                             746,056           (1,782,738)
                                                                                                   -----------          -----------


Effect of exchange rate changes on cash                                                                    328              (23,645)
                                                                                                   -----------          -----------

Net decrease in cash and cash equivalents                                                              (31,090)             (95,515)
Cash and cash equivalents, beginning of period                                                         184,148              205,760
                                                                                                   -----------          -----------

Cash and cash equivalents, end of period                                                           $   153,058          $   110,245
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

The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on July 14, 1999.

Certain reclassifications were made to the September 30, 1998 financial statements to conform with the presentation of the September 30, 1999 financial statements.

B.   Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                      September 30, 1999         March 31, 1999
                                      ------------------         --------------

Finished products                        $12,626,994               $10,609,272
Components and packaging material          7,888,213                 7,033,339
Raw material                               2,766,100                 3,304,645
                                           ---------                 ---------
                                         $23,281,308               $20,947,256
                                         ===========               ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $1,760,000 and $2,830,000 at September 30, 1999 and March 31, 1999, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $1,418,000 and $976,000 at September 30, 1999 and March 31, 1999, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill are attributable to the following brands:


                                         September 30, 1999     March 31, 1999
                                         ------------------     --------------
Owned Brands:
  Alexandra de Markoff                        $11,191,171        $11,190,926
  Fred Hayman Beverly Hills                     2,778,216          2,753,027
  Bal A Versailles                              3,245,860          3,243,855
  Animale                                       1,468,914          1,452,929
  Other                                           215,225            243,431
Licensed Brands:
  Perry Ellis                                   7,962,332          7,957,567
  Baryshnikov                                   2,470,241          2,470,241
                                              -----------        -----------
                                               29,331,959         29,311,976

Less: accumulated amortization                 (6,481,537)        (5,385,903)
                                              -----------        -----------
                                              $22,850,422        $23,926,073
                                              ===========        ===========

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

At September 30, 1999 and March 31, 1999, $1,378,012 and $2,413,990,
respectively, relating to the AdM and BAV receivables are included in other current assets.

D.   Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                        September 30, 1999      March 31, 1999
                                                                        ------------------      --------------
Revolving credit facility payable to General Electric Capital
Corporation, interest at LIBOR (5.375% at September 30, 1999)
plus 2.50% or prime (8.25% at September 30, 1999) plus .75%, at the Company's option, net of restricted cash of $1,028,913 and
$3,658,593, at September 30 and March 31, 1999, respectively                $13,641,139            $9,862,084

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest,
through June 2004                                                             3,334,259             3,626,360


Note payable to Lyon Credit Corporation, collateralized by
certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including interest, through September
2001                                                                            410,403               499,629

Capital lease payable to Bankers Leasing, collateralized by
certain computer hardware and software, payable in quarterly installments of $36,378, including interest, through January
2002.                                                                           335,395               395,325

Other notes payable                                                              36,837                62,983
                                                                             ----------            ----------
                                                                             17,758,033            14,446,381

Less: long-term borrowings                                                   (3,071,990)           (3,561,313)
                                                                             ----------            ----------

Short-term borrowings                                                       $14,686,043           $10,885,068
                                                                            ===========           ===========

In May 1997, the Company entered into a Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. Proceeds from the Credit Agreement were used, in part, to repay the Company's previous $10,000,000 credit facility with Finova Capital Corporation and Merrill Lynch Financial Services, Inc. At September 30, 1999, based on the borrowing base at that date, the credit line amounted to approximately $18,743,000, and accordingly, the Company had approximately $4,073,000 available under the credit line, excluding the effect of restricted cash of approximately $1,029,000.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GECC. The Credit Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. As of March 31, 1999, the Company was not in compliance with financial covenants relating to "Earnings Before Interest, Taxes, Depreciation and Amortization" (EBITDA), minimum fixed charge coverage ratio, maximum accounts receivable from related parties and employees, minimum unrelated customer net sales, as well as a restricted payment covenant concerning the amount of treasury stock which can be purchased by the Company. GECC waived the violations of these debt covenants for the year ended March 31, 1999 and through June 30, 1999, and amended the Credit Agreement to reflect changes in certain covenants going forward.

As of September 30, 1999, the Company was not in compliance with the restrictive payment covenants exceeding the amount of treasury stock which can be purchased as well as advances to related parties and employees. Although the Company has not requested a waiver, management anticipates negotiating a waiver of this non-compliance and a modification of the covenants for future periods.

The Credit Agreement is scheduled to expire during May 2000. Management believes that, based on current circumstances, the Company will be able to amend the restrictive payment covenants and either extend the Credit Agreement or obtain sufficient financing from alternative sources. However, there can be no assurance that such amendments or waivers will be obtained and alternative financing will be available in the future.

E.   Related Parties Transactions

As of September 30, 1999, the Company had loaned a total of approximately $1,004,000 ($390,000 at March 31, 1999) to its Chairman/CEO, which is included in accounts receivable. Interest payments are current through June 30, 1999. The composition of the notes is as follows:

                                                                     September 30, 1999       March 31, 1999
                                                                     ------------------       --------------

Note receivable, due on December 31, 1999                                $  379,287             $  390,000
Note receivable, collateralized by 100,000 shares of the
 Company's common stock, due on December 31, 1999                           230,000                   --
Note receivable, due May 31, 2000                                           395,000                   --
                                                                         ----------             ----------
                                                                         $1,004,287             $  390,000
                                                                         ==========             ==========

All of the above notes bear interest at 10% per annum, and unless indicated, are not collateralized.

The Company had net sales of $17,244,674 and $11,995,103 during the six-month periods ended September 30, 1999 and September 30, 1998, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $19,580,025 (including the effect of the stock transaction discussed below) and $18,258,213 at September 30, 1999 and March 31, 1999, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

During the period from April 1, 1999 through September 30, 1999, the Company collected $11.4 million or approximately 63% of the total of its outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the transaction is reflected in the accompanying September 30, 1999 balance sheet.

In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. This short-term note receivable transaction is not reflected in the accompanying September 30, 1999 balance sheet.

During the period of October 1, 1999 through November 11, 1999, the Company received cash payments of $4.5 million from Perfumania, including the initial $3 million installment due under the note receivable.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through October 1999, and its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

F.   Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                     ----               ----
Net income                                                                        $ 1,618,514        $   568,729
                                                                                  ===========        ===========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 12,981,594         14,722,421
                                                                                  ===========        ===========
Basic net income per common share                                                       $0.12              $0.04
                                                                                        =====              =====

Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 12,981,594         14,722,421

Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                           105,476             26,972
Weighted average number of shares outstanding used in diluted                     -----------        -----------
    earnings per share calculation                                                 13,087,069         14,749,393
                                                                                  ===========        ===========
Diluted net income per common share                                                     $0.12              $0.04
                                                                                        =====              =====

Antidilutive securities not included in diluted earnings
    per share computation:
Options and warrants to purchase common stock                                       2,014,500          1,662,478
                                                                                  ===========        ===========

Exercise Price                                                                    $2.00-$8.00        $1.75-$8.11
                                                                                  ===========        ===========

                                                                                 Six Months Ended September 30,
                                                                                 ------------------------------
                                                                                      1999              1998
                                                                                      ----              ----
Net income                                                                        $ 2,296,938       $   986,507
                                                                                  ===========       ===========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 13,283,695        14,796,826
                                                                                  ===========       ===========
Basic net income per common share                                                       $0.17             $0.07
                                                                                        =====             =====

Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 13,283,695        14,796,826
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                            81,156            64,358
                                                                                  -----------       -----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                 13,364,851        14,861,184
                                                                                  ===========       ===========
Diluted net income per common share                                                     $0.17             $0.07
                                                                                        =====             =====

Antidilutive securities not included in diluted earnings
    per share computation:
Options and warrants to purchase common stock                                       2,565,032         1,068,478
                                                                                  ===========       ===========

Exercise Price                                                                    $1.88-$8.00       $2.00-$8.11
                                                                                  ===========       ===========

G.   Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                         Six months ended September 30,
                                         -------------------------------
                                             1999              1998
                                             ----              ----
         Cash paid for:
             Interest                      $577,893          $988,245
             Income taxes                  $ 25,420          $152,594

In addition to the conversion of trade accounts receivable in the amount of $4,506,970, discussed in Note E, the following non-cash transaction was entered into during the six months ended September 30, 1998:

o The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.

H.   Income Taxes

The provision for income taxes for the periods ended September 30, 1999 and 1998 reflects an effective tax rate of approximately 38%.

I.   License and Distribution Agreements

As of September 30, 1999, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products under the trademarks for Perry Ellis, Baryshnikov, Ocean Pacific ("OP") and Phantom. Under each of these arrangements, the Company must pay royalties at various dates and are subject to renewal.

As discussed above, the Company is required to pay royalties under the Perry Ellis ("Licensor") license agreement. The Licensor had asserted, through its legal counsel, that the Company was in default of the license agreement in that the sales of Perry Ellis brand products by an affiliate of the Company were not properly included in sales for the purposes of calculating royalties. On August 12, 1999, a settlement was reached between the Company and the Licensor amending the license agreement to redefine net sales for royalty calculation purposes. The Company paid the Licensor $500,000, which liability had been fully accrued for as of March 31, 1999.

On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to terminate the license agreement with the Company due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

                                   * * * * *

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARLUX FRAGRANCES, INC.




/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer




/s/ Frank A. Buttacavoli
-----------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director



Date:    November 12, 1999