Form 10-Q
period 1999-12-31
PARLUX FRAGRANCES INC
filed 2000-02-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                December 31, 1999
                                                               -----------------
                                    Or______

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                         33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code                 954-316-9008
                                                          ----------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate with an "X" whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15( d ) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and ( 2 ) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15( d ) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes ____   No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 11, 2000, 10,622,256 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

See pages 9 to 20.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

Recent Developments
-------------------

Effective January 1, 2000, the Company entered into an exclusive licensing agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the Western Hemisphere. The Company anticipates launching the first PEZ fragrances for the Spring 2001 season.

The Company had net sales of $22,677,549 and $16,546,782 during the nine-month periods ended December 31, 1999 and December 31, 1998, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $9,451,828 (after giving effect to the stock transaction discussed below) and $18,258,213 at December 31, 1999 and March 31, 1999, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year, except for the subordinated note receivable discussed below.

During the period from April 1, 1999 through December 31, 1999, the Company collected $22.3 million from Perfumania, including 100% of the total of the outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999.

In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. As of December 31, 1999, $4,000,000 of the
note receivable had been repaid in accordance with its terms.

During the period of January 1, 2000 through February 11, 2000, the Company received cash payments of $6.25 million from Perfumania, including the $500,000 installment due under the note receivable.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through January 2000. In addition during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares in January 2000, generating over $18 million in cash from the two transactions. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 1999 with the
----------------------------------------------------------------------
three-month period ended December 31, 1998.
-------------------------------------------

During the quarter ended December 31, 1999, net sales increased 40% to $16,631,430 as compared to $11,909,529 for the same period for the prior year. The increase is primarily attributable to the improvement in International sales, which were negatively affected in the prior year period by global economic difficulties, and the continuing strength of the Perry Ellis brand. Approximately $2,578,000 of the increase related to the initial launch of the Perry Ellis "Portfolio for Men" fragrance, which is expected to continue its roll-out through the Spring of 2000. Total gross sales of all Perry Ellis brands increased 67% compared to the same period in the prior year from $8,053,666 to $13,442,926.

Sales to unrelated customers increased 52% to $11,198,555 in the current period, compared to $7,357,850 in the same period in the prior year. Sales to related parties increased 19% to $5,432,875 in the current quarter compared to $4,551,679 during the comparable period.

Cost of goods sold increased as a percentage of net sales from 31% for the quarter ended December 31, 1998 to 42% for the current quarter. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at approximately cost. Cost of goods sold on sales to unrelated customers and related parties approximated 44% and 36%, respectively, during the quarter ended December 31, 1999, as compared to 25% and 40%, respectively, in the prior year comparable quarter.

Operating expenses for the current quarter increased by 17% compared to the prior fiscal year period from $7,677,681 to $8,984,179, decreasing as a percentage of net sales from 64% to 54%. Advertising and promotional expenses increased 12% to $4,913,635 compared to $4,381,908 in the prior year period, but decreased as a percentage of net sales from 37% to 30%. Selling and distribution costs increased 11% to $1,621,000 in the current quarter as compared to $1,459,158 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 12% to 10%. General and administrative expenses decreased by 6% compared to the prior year period from $987,215 to $928,913, decreasing as a percentage of net sales from 8% to 6%. Depreciation and amortization increased $342,038 as a result of increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $563,691 for the current period compared to $234,498 in the prior year, and increased as a percentage of sales from 2% to 3%, primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales.

As a result of the above, the Company had operating income of $698,740 or 4% of net sales for the three-month period ended December 31, 1999, compared to $567,373 or 5% of net sales for the comparable period in the prior year. The current quarter includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999. Net interest expense decreased to $228,714 in the current quarter as compared to $427,099 in the same period in the prior year, reflecting the reduction in average borrowings outstanding coupled with interest earned on notes receivable during the period. There were exchange losses of $3,355 in the current quarter as compared to losses of $11,072 in the same period in the prior year. Income before taxes for the current quarter was $1,007,684 or 6% of net sales compared to $129,202 or 1% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $624,764 or 4% of net sales for the current quarter ended December 31, 1999, as compared to $80,106 or 1% of net sales for the same quarter in the prior fiscal year.

Comparison of the nine-month period ended December 31, 1999 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 1998.
-------------------------------

During the nine months ended December 31, 1999, net sales increased 18% to $51,262,765 as compared to $43,353,260 for the same period for the prior year. The increase is mainly attributable to the continuing strength of Perry Ellis brand products. Approximately $5,496,000 of the increase is related to the initial launch of the Perry Ellis "Portfolio for Men" fragrance, which is expected to continue its roll-out through the Spring of 2000. Total sales of all Perry Ellis brands increased 35% compared to the same period in the prior year from $28,389,148 to $38,333,927.

Sales to unrelated customers increased 7% to $28,585,216 in the current period, compared to $26,806,478 in the same period in the prior year. Sales to related parties increased 37% to $22,677,549 in the current period compared to $16,546,782 in the same period in the prior fiscal year.

Cost of goods sold increased as a percentage of net sales from 38% for the nine months ended December 31, 1998 to 44% for the current period. The increase was mainly attributable to the sale of certain close-out merchandise to international customers at or below cost. Cost of goods sold on sales to unrelated customers and related parties approximated 45% and 42%, respectively, during the nine months ended December 31, 1999, as compared to 34% and 45%, respectively, during the nine months ended December 31, 1998.

Operating expenses for the current nine-month period were slightly higher compared to the prior fiscal year period from $23,550,941 to $23,700,259, decreasing as a percentage of net sales from 54% to 46%. Advertising and promotional expenses decreased 6% to $11,980,171 compared to $12,758,522 in the prior year period, reflecting a decrease in print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood for Women" which occurred during the same period in the prior year. Selling and distribution costs remained relatively constant at $4,487,176 in the current fiscal period as compared to $4,526,177 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses decreased by 11% compared to the prior year period from $3,189,925 to $2,843,065, decreasing as a percentage of net sales from 7% to 6%. The above decreases reflect the effect of the Company's restructuring during the quarter ended March 31, 1998, which was implemented during the quarter ended June 30, 1998, coupled with certain non-recurring professional and consulting fees which were incurred during the prior year period. Depreciation and amortization increased $702,593 as a result of the increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $1,829,968 for the current period compared to $1,219,031 in the prior year, and increased as a percentage of sales from 3% to 4% primarily due to the increase in sales of Perry Ellis brand products as a percentage of total sales.

As a result of the above, the Company had operating income of $4,990,056 or 10% of net sales for the nine-month period ended December 31, 1999, compared to $3,265,272 or 8% of net sales for the comparable period in the prior year. Net interest expense decreased to $815,291 in the current fiscal year as compared to $1,436,818 in the same period in the prior year, reflecting the reduction in average borrowings outstanding coupled with interest earned on notes receivable during the current period. There were exchange losses of $3,355 in the current year as compared to losses of $108,111 in the same period in the prior year. The current period includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999. Income before taxes for the current fiscal year was $4,712,423 or 9% of net sales compared to $1,720,343 or 4% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $2,921,702 or 6% of net sales for the nine months ended December 31, 1999, as compared to $1,066,613 or 2% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital decreased to $35,530,771 as of December 31, 1999, compared to $38,616,032 at March 31, 1999, reflecting the current period's net income and unrealized gain on investment in affiliate, offset by the purchase of $7,502,000 in treasury stock as discussed below.

See "Recent Developments" for discussion of trade receivables from related parties.

In September 1999, the Company completed the fourth phase of its common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of December 31, 1999, the Company had repurchased under all phases a total of 6,363,746 shares at a cost of $15,595,533. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

Due to the significant treasury stock purchases under the Company's stock buy back program, as of December 31, 1999, the Company was not in compliance with financial covenants relating to tangible net worth and minimum fixed charge coverage ratio, as well as the restrictive payment covenants exceeding the amount of treasury stock which can be purchased as well as advances to related parties and employees. Although the Company has not requested a waiver, management anticipates negotiating a waiver of this non-compliance and a modification of the covenants for future periods.

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

Year 2000 ("Y2K") Issues
------------------------

As of December 31, 1999, the Company's management information system hardware consisted of an IBM AS/400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards released its final Y2K upgrade during September 1999 which the Company recently implemented. In connection therewith, a hardware upgrade has been completed on its 9406 processor from a model 310 to a model 620, which more than doubles the commercial processing workload (CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system was completed during November 1999. The new upgrade interfaces fully with the AS/400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $300,000.

To date, the Company has not encountered any significant Y2K problem, and continues to devote the necessary internal resources to ensure all Y2K issues are addressed in a timely manner. Internal modifications to all personnel computer operating systems have been completed. Testing of electronic data interchange (EDI) modifications with all major customers has also been completed. Verification of Y2K compliance with major suppliers continues, however, no significant problems have been encountered.

Management believes that such processing issues, if any, will be resolved. Nevertheless, if the Company, its customers or suppliers are unable to resolve such processing issues, it could result in material financial risks such as the inability to produce and distribute the Company's products. Contingency plans for order processing are already in place.

Impact of Currency Exchange
---------------------------

The Company has completed the centralization of manufacturing in the United States and closed its French operations which eliminated the currency exchange risk associated therewith.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
         -----------------------------------------------------------

During the quarter ended December 31, 1999, there have been no material changes in the information about the Company's market risks as of March 31, 1999, as set forth in Item 7A of the 1999 Form 10-K.

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)  Exhibit No.              Description
     -----------              -----------

10.51    Employment Agreement, with Ilia Lekach, dated as of November 1, 1999.
10.52 Employment Agreement, with Frank A. Buttacavoli, dated as of November 1, 1999.
10.53    Employment Agreement, with Ruben Lisman, dated as of November 1, 1999.
10.54    Consulting Agreement, with Cosmix, Inc., dated as of November 1, 1999.
10.55 Consulting Agreement, with Cambridge Development Corp., dated as of November 1, 1999.

27       Financial Data Schedule (for SEC use only).

(b) There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                                                 December 31,            March 31,
ASSETS                                                                                               1999                   1999
------------------------------------                                                             ------------           -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $    439,653          $    184,148
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $4,834,000 and $2,113,000, respectively                                                          7,969,077             7,649,397
  Trade receivables from related parties                                                            9,451,828            18,258,213
  Note receivable from related party                                                                4,000,000                  --
  Inventories, net                                                                                 21,359,988            20,947,256
  Prepaid expenses and other current assets                                                         7,676,051             9,596,478
  Investment in affiliate                                                                           4,877,358                  --
  Income tax receivable                                                                                  --                 140,000
                                                                                                 ------------          ------------

    TOTAL CURRENT ASSETS                                                                           55,773,955            56,775,492
Equipment and leasehold improvements, net                                                           1,609,283             1,692,732
Trademarks, licenses and goodwill, net                                                             22,153,890            23,926,073
Other                                                                                                 109,166               112,949
                                                                                                 ------------          ------------

    TOTAL ASSETS                                                                                 $ 79,646,294          $ 82,507,246
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                                    $ 10,815,975          $ 10,885,068
  Accounts payable                                                                                  7,475,148             5,314,770
  Accrued expenses                                                                                  1,095,379             1,722,681
  Income taxes payable                                                                                856,682               236,941
                                                                                                 ------------          ------------

    TOTAL CURRENT LIABILITIES                                                                      20,243,184            18,159,460
Borrowings, less current portion                                                                    2,824,144             3,561,313
Deferred tax liability                                                                                505,783               505,783
                                                                                                 ------------          ------------

    TOTAL LIABILITIES                                                                              23,573,111            22,226,556
                                                                                                 ------------          ------------

COMMITMENTS  AND CONTINGENCIES                                                                           --                    --
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at December 31 and March 31, 1999                                     --                    --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,462,978 and 17,462,478 shares
   issued at December 31 and March 31, 1999, respectively                                             174,630               174,625
  Additional paid-in capital                                                                       73,031,269            73,030,586
  Accumulated deficit                                                                              (1,424,247)           (4,345,949)
  Accumulated other comprehensive income (loss)                                                        20,534              (351,505)
                                                                                                 ------------          ------------
                                                                                                   71,802,186            68,507,757
  Less - 6,402,746 and 3,655,031 shares of common stock in
   treasury, at cost, at December 31 and March 31, 1999, respectively                             (15,729,003)           (8,227,067)
                                                                                                 ------------          ------------

    TOTAL STOCKHOLDERS' EQUITY                                                                     56,073,183            60,280,690
                                                                                                 ------------          ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 79,646,294          $ 82,507,246
                                                                                                 ============          ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                                  Three months ended December 31,    Nine months ended December 31,
                                                                ---------------------------------    -------------------------------

                                                                   1999                1998              1999               1998
                                                                ------------       ------------      ------------       ------------
Net sales:
   Unrelated customers                                          $ 11,198,555       $  7,357,850      $ 28,585,216       $ 26,806,478
   Related parties                                                 5,432,875          4,551,679        22,677,549         16,546,782
                                                                ------------       ------------      ------------       ------------
                                                                  16,631,430         11,909,529        51,262,765         43,353,260

Cost of goods sold                                                 6,948,511          3,664,475        22,572,450         16,537,047
                                                                ------------       ------------      ------------       ------------

Gross margin                                                       9,682,919          8,245,054        28,690,315         26,816,213
                                                                ------------       ------------      ------------       ------------

Operating expenses:
  Advertising and promotional                                      4,913,635          4,381,908        11,980,171         12,758,522
  Selling and distribution                                         1,621,000          1,459,158         4,487,176          4,526,177
  General and administrative, net of licensing
    fees of $162,500 and $475,000 in 1999,
    and $150,000 and $425,000 in 1998, for
    the three and nine-month periods, respectively                   928,913            987,215         2,843,065          3,189,925
  Depreciation and amortization                                      956,940            614,902         2,559,879          1,857,286
  Royalties                                                          563,691            234,498         1,829,968          1,219,031
                                                                ------------       ------------      ------------       ------------

  Total operating expenses                                         8,984,179          7,677,681        23,700,259         23,550,941
                                                                ------------       ------------      ------------       ------------

Operating income                                                     698,740            567,373         4,990,056          3,265,272
Gain on sale of securities                                          (541,013)              --            (541,013)              --
Interest expense and bank charges, net                               228,714            427,099           815,291          1,436,818
Exchange losses                                                        3,355             11,072             3,355            108,111
                                                                ------------       ------------      ------------       ------------

Income before income taxes                                         1,007,684            129,202         4,712,423          1,720,343

Income tax provision                                                 382,920             49,096         1,790,721            653,730
                                                                ------------       ------------      ------------       ------------

Net income                                                      $    624,764       $     80,106      $  2,921,702       $  1,066,613
                                                                ============       ============      ============       ============

Income per common share:
     Basic                                                      $       0.05       $       0.01      $       0.23       $       0.07
                                                                ============       ============      ============       ============
     Diluted                                                    $       0.05       $       0.01      $       0.22       $       0.07
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)

                                                                        COMMON STOCK
                                                                                                                        RETAINED
                                                                -----------------------------       ADDITIONAL          EARNINGS
                                                                  NUMBER             PAR              PAID-IN         (ACCUMULATED
                                                                  ISSUED            VALUE             CAPITAL           DEFICIT)
                                                               ------------      ------------      ------------      ------------
BALANCE at April 1, 1997                                         17,447,478      $    174,475      $ 73,007,949      $  2,922,519

  Comprehensive loss:
   Net loss                                                            --                --                --          (8,686,923)
   Foreign currency translation adjustment

    Total comprehensive loss

  Purchase of 2,069,700 shares of treasury stock, at cost
                                                               ------------      ------------      ------------      ------------

BALANCE at March 31, 1998                                        17,447,478           174,475        73,007,949        (5,764,404)

  Comprehensive income:
   Net income                                                          --                --                --           1,418,455
   Foreign currency translation adjustment                             --                --                --                --

    Total comprehensive income

  Issuance of common stock upon exercise of employee options         15,000               150            22,637              --
  Purchase of 1,165,276 shares of treasury stock, at cost              --                --                --                --
                                                               ------------      ------------      ------------      ------------

BALANCE at March 31, 1999                                        17,462,478           174,625        73,030,586        (4,345,949)

  Comprehensive income:
   Net income                                                          --                --                --           2,921,702
   Unrealized holding gains on investment in affiliate, net            --                --                --                --
   Foreign currency translation adjustment                             --                --                --                --

    Total comprehensive income
  Issuance of common stock upon exercise of employee options            500                 5               683              --
  Purchase of 2,747,715 shares of treasury stock, at cost              --                --                --                --
                                                               ------------      ------------      ------------      ------------

BALANCE at December 31, 1999                                     17,462,978      $    174,630      $ 73,031,269      $ (1,424,247)
                                                               ============      ============      ============      ============

[RESTUBBED TABLE]

                                                                        ACCUMULATED
                                                                           OTHER
                                                                        COMPREHENSIVE           TREASURY
                                                                      (LOSS) INCOME (1)           STOCK                 TOTAL
                                                                      -----------------        ------------         ------------
BALANCE at April 1, 1997                                                  ($   103,562)         ($ 1,882,646)        $ 74,118,735

  Comprehensive loss:
   Net loss                                                                       --                    --             (8,686,923)
   Foreign currency translation adjustment                                    (251,769)                                  (251,769)
                                                                                                                     ------------
    Total comprehensive loss                                                      --                    --             (8,938,692)
                                                                                                                     ------------
  Purchase of 2,069,700 shares of treasury stock, at cost                                         (4,011,604)          (4,011,604)
                                                                          ------------          ------------         ------------

BALANCE at March 31, 1998                                                     (355,331)           (5,894,250)          61,168,439

  Comprehensive income:
   Net income                                                                     --                    --              1,418,455
   Foreign currency translation adjustment                                       3,826                  --                  3,826
                                                                                                                     ------------
    Total comprehensive income                                                                                          1,422,281
                                                                                                                     ------------
  Issuance of common stock upon exercise of employee options                      --                    --                 22,787
  Purchase of 1,165,276 shares of treasury stock, at cost                         --              (2,332,817)          (2,332,817)
                                                                          ------------          ------------         ------------

BALANCE at March 31, 1999                                                     (351,505)           (8,227,067)          60,280,690

  Comprehensive income:
   Net income                                                                     --                    --              2,921,702
   Unrealized holding gains on investment in affiliate, net                    370,388                  --                370,388
   Foreign currency translation adjustment                                       1,651                  --                  1,651
                                                                                                                     ------------
    Total comprehensive income                                                                                          3,293,741
                                                                                                                     ------------
  Issuance of common stock upon exercise of employee options                                                                  688
  Purchase of 2,747,715 shares of treasury stock, at cost                         --              (7,501,936)          (7,501,936)
                                                                          ------------          ------------         ------------

BALANCE at December 31, 1999                                              $     20,534          $(15,729,003)        $ 56,073,183
                                                                          ============          ============         ============


(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains on investment in affiliate.

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                                    Nine months ended December 31,
                                                                                                  ---------------------------------

                                                                                                     1999                  1998
                                                                                                  -----------           -----------
Cash flows from operating activities:
Net income                                                                                        $ 2,921,702           $ 1,066,613
                                                                                                  -----------           -----------

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                       2,559,879             1,857,286
Provision for doubtful accounts                                                                       430,000               190,000
Reserve for prepaid promotional supplies and inventory obsolescence                                   850,000               754,974
Gain on sale of securities                                                                           (541,013)                 --
Changes in assets and liabilities net of effect of sold brands:
   (Increase) decrease in trade receivables - customers                                              (749,680)            1,229,437
   (Increase) decrease in trade receivables - related parties                                      (3,700,585)              100,801
   Decrease in note receivable - related party                                                      4,000,000                  --
   (Increase) decrease in inventories                                                                (862,732)              459,196
   Decrease in prepaid expenses and other current assets                                            1,520,427                79,432
   Decrease in income tax receivable                                                                  140,000             4,161,259
   Decrease in other non-current assets                                                                 3,783             1,486,956
   Increase (decrease) in accounts payable                                                          2,160,378            (3,794,060)
   Decrease in accrued expenses                                                                      (627,302)             (856,734)
   Increase in income taxes payable                                                                   619,741               244,697
                                                                                                  -----------           -----------

            Total adjustments                                                                       5,802,896             5,913,244
                                                                                                  -----------           -----------

                  Net cash provided by operating activities                                         8,724,598             6,979,857
                                                                                                  -----------           -----------

Cash flows from investing activities:
Proceeds from sale of securities                                                                    2,276,018                  --
Purchase of securities                                                                             (1,735,005)                 --
Purchases of equipment and leasehold improvements                                                    (615,441)             (334,745)
Purchase of trademarks                                                                                (88,806)             (101,305)
Cash received from brand licensing:
  Bal a Versailles                                                                                       --                 200,000
                                                                                                  -----------           -----------

                  Net cash used in investing activities                                              (163,234)             (236,050)
                                                                                                  -----------           -----------

Cash flows from financing activities:
Payments - note payable to GE Capital                                                                 (98,050)           (5,298,559)
Payments - note payable to Fred Hayman Beverly Hills                                                 (442,159)             (411,326)
Payments - note payable to Lyon Credit Corp.                                                         (135,717)             (121,555)
Payments - note payable to Bankers Capital Leasing                                                    (90,736)                 --
Payments - note payable to International Finance Bank                                                    --                (185,472)
(Payments) proceeds - other notes payable                                                             (39,600)               81,279
Purchases of treasury stock                                                                        (7,501,936)             (983,466)
Proceeds from issuance of common stock                                                                    688                22,787
                                                                                                  -----------           -----------

                  Net cash used in financing activities                                            (8,307,510)           (6,896,312)
                                                                                                  -----------           -----------

Effect of exchange rate changes on cash                                                                 1,651                 5,233
                                                                                                  -----------           -----------

Net increase (decrease) in cash and cash equivalents                                                  255,505              (147,272)
Cash and cash equivalents, beginning of period                                                        184,148               205,760
                                                                                                  -----------           -----------

Cash and cash equivalents, end of period                                                          $   439,653           $    58,488
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

Certain reclassifications were made to the December 31, 1998 financial statements to conform with the presentation of the December 31, 1999 financial statements.

B.   Inventories

Inventories are stated at the lower of cost ( first-in, first-out method ) or market. The components of inventories are as follows:

                                     December 31, 1999          March 31, 1999
                                     -----------------          --------------

Finished products                       $10,795,714               $10,609,272
Components and packaging material         7,253,273                 7,033,339
Raw material                              3,311,001                 3,304,645
                                        -----------               -----------
                                        $21,359,988               $20,947,256
                                        ===========               ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $1,845,257 and $2,830,000 at December 31, 1999 and March 31, 1999, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $1,398,000 and $976,000 at December 31, 1999 and March 31, 1999, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill are attributable to the following brands:

                                     December 31, 1999       March 31, 1999
                                     -----------------       --------------

Owned Brands:
  Alexandra de Markoff                  $11,191,171            $11,190,926
  Fred Hayman Beverly Hills               2,799,624              2,753,027
  Bal A Versailles                        3,248,569              3,243,855
  Animale                                 1,481,725              1,452,929
  Other                                     215,225                243,431
Licensed Brands:
  Perry Ellis                             7,962,786              7,957,567
  Baryshnikov                             2,470,241              2,470,241
                                         ----------             ----------
                                         29,369,341             29,311,976

Less: accumulated amortization           (7,215,481)            (5,385,903)
                                        -----------            -----------
                                        $22,153,890            $23,926,073
                                        ===========            ===========

On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff (AdM) rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the Agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which was reflected in the consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance originally due on January 1, 2000, but subsequently extended to June 30, 2000. In accordance with generally accepted accounting principles and based on the Company's current borrowing cost of 9.25%, the original note was reduced to a present value of $3,659,753.

On June 9, 1998, the Company entered into an exclusive agreement to license the Bal A Versailles (BAV) rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, automatically renewable every five years. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to BAV for its approximate book value. At closing, the purchaser provided as consideration, $200,000 in cash and a $500,000 non-interest bearing note due in quarterly installments of $83,333 through December 1999, which has been paid in full in accordance with its original terms.

At December 31, 1999 and March 31, 1999, $874,610 and $2,413,990, respectively, relating to the AdM and BAV receivables are included in other current assets.

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                                December 31, 1999       March 31, 1999
                                                                                -----------------       --------------
Revolving credit facility payable to General Electric Capital Corporation, interest at LIBOR (6.1875% at December 31, 1999) plus 2.50% or prime (8.50% at
December 31, 1999) plus .75%, at the Company's option, net of restricted cash of
$1,156,175 and $3,658,593, at December 31 and March 31, 1999, respectively          $ 9,764,034           $  9,862,084

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863, including interest, through June 2004                                        3,184,201              3,626,360

Note payable to Lyon Credit Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including
interest, through September 2001                                                        363,912                499,629

Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,378, including
interest, through January 2002.                                                         304,589                395,325

Other notes payable                                                                      23,383                 62,983
                                                                                ---------------        ---------------
                                                                                     13,640,119             14,446,381

Less: long-term borrowings                                                           (2,824,144)            (3,561,313)
                                                                                ---------------        ---------------

Short-term borrowings                                                               $10,815,975            $10,885,068
                                                                                ===============        ===============

In May 1997, the Company entered into a Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. At December 31, 1999, based on the borrowing base at that date, the credit line amounted to approximately $12,861,000, and accordingly, the Company had approximately $1,941,000 available under the credit line, excluding the effect of restricted cash of approximately $1,156,000.

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

Due to the significant treasury stock purchases under the Company's stock buy back program, as of December 31, 1999, the Company was not in compliance with financial covenants relating to tangible net worth and minimum fixed charge coverage ratio, as well as the restrictive payment covenants exceeding the amount of treasury stock which can be purchased as well as advances to related parties and employees. Although the Company has not requested a waiver, management anticipates negotiating a waiver of this non-compliance and a modification of the covenants for future periods.

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

E.       Related Parties Transactions

As of December 31, 1999, the Company had loaned a total of approximately $1,004,000 ($390,000 at March 31, 1999) to its Chairman/CEO, which is included in accounts receivable. All of the notes bear interest at 10% per annum, and unless indicated, are not collateralized. The composition of the notes is as follows:

                                                                           December 31, 1999    March 31, 1999
                                                                           -----------------    --------------
Note receivable, due on December 31, 1999                                       $ 379,287           $390,000
Note  receivable,   collateralized  by  100,000  shares  of  the
Company's common stock, due on December 31, 1999                                   230,000              ----
Note receivable, due May 31, 2000                                                  395,000              ----
                                                                                ----------         ---------
                                                                                $1,004,287          $390,000
                                                                                ==========         =========

In February 2000, the Company received a payment on the notes in the amount of $182,764, representing interest due through December 31, 1999, and a $139,287 principal reduction. The balance of the remaining notes due December 31, 1999, were extended to May 31, 2000, at which time all notes are due.

The Company had net sales of $22,677,549 and $16,546,782 during the nine-month periods ended December 31, 1999 and December 31, 1998, respectively, to Perfumania, Inc. (Perfumania), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net amounts due from Perfumania totaled $9,451,828 (after giving effect to the stock transaction discussed below) and $18,258,213 at December 31, 1999 and March 31,

1999, respectively. Amounts due from related parties are non-interest bearing and are realizable in less than one year.

During the period from April 1, 1999 through December 31, 1999, the Company collected $22.3 million from Perfumania, including 100% of the total of the outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. (In accordance with generally accepted accounting principles, these securities are considered available-for-sale securities and must be recorded at fair value. Changes in unrealized gains and losses are charged or credited as a component of accumulated other comprehensive income, net of tax, and are included in the accompanying consolidated statement of changes in stockholders' equity at December 31, 1999). In connection with the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999.

In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. As of December 31, 1999, $4,000,000 of the
note receivable had been repaid in accordance with its terms.

During the period of January 1, 2000 through February 11, 2000, the Company received cash payments of $6.25 million from Perfumania, including the $500,000 installment due under the note receivable.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through January 2000. In addition, during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares in January 2000, generating over $18 million in cash from the two transactions. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

In October 1999, the Company purchased, in the open market, 250,000 shares of perfumania.com common stock for $1,735,005. These shares were sold during November 1999, resulting in a gain of $541,013, which is included in the accompanying consolidated statements of income for the period ended December 31, 1999.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                     1999          1998
                                                                                     ----          ----
Net income                                                                            $ 624,764    $ 80,106
                                                                                    ===========  ==========
Weighted average number of shares outstanding used in basic earnings per
   share calculation                                                                 12,362,725  14,529,811
                                                                                    ===========  ==========
Basic net income per common share                                                         $0.05       $0.01
                                                                                    ===========  ==========

Weighted average number of shares outstanding used in basic earnings per
   share calculation                                                                 12,362,725  14,529,811
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                             782,075         ---
                                                                                    ---------- ------------
Weighted average number of shares outstanding used in diluted earnings per
   share calculation                                                                 13,144,801  14,529,811
                                                                                    ===========  ==========
Diluted net income per common share                                                       $0.05       $0.01
                                                                                    ===========  ==========

Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                         1,170,109   1,867,750
                                                                                    ===========  ==========

Exercise Price                                                                      $4.00-$8.00 $1.75-$6.75
                                                                                    ===========  ==========

                                                                                 Nine months Ended December 31,
                                                                                 ------------------------------
                                                                                     1999          1998
                                                                                     ----          ----
Net income                                                                          $2,921,702  $ 1,066,613
                                                                                    ==========  ===========
Weighted average number of shares outstanding used in basic earnings per share
   calculation                                                                      12,713,318   14,707,497
                                                                                    ==========  ===========
Basic net income per common share                                                        $0.23        $0.07
                                                                                    ==========  ===========
Weighted average number of shares outstanding used in basic earnings per
   share calculation                                                                12,713,318   14,707,497
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                            336,793       31,539
                                                                                    ----------  -----------
Weighted average number of shares outstanding used in diluted earnings per
   share calculation                                                                13,050,111   14,739,036
                                                                                    ==========  ===========
Diluted net income per common share                                                      $0.22        $0.07
                                                                                    ==========  ===========

Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                        1,553,354    1,608,500
                                                                                   ===========  ===========

Exercise Price                                                                     $1.88-$8.00  $1.75-$6.75
                                                                                   ===========  ===========

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                            Nine months ended December 31,
                                            ------------------------------
                                                1999              1998
                                                ----              ----
            Cash paid for:
                Interest, net                 $   821,714    $  1,452,057
                Income taxes                  $ 1,170,980    $    237,546

In addition to the conversion of trade accounts receivable in the amounts of $4,506,970 and $8,000,000, discussed in Note E, the following non-cash transaction was entered into during the nine months ended December 31, 1998:

o The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.

H.       Income Taxes

The provision for income taxes for the periods ended December 31, 1999 and 1998 reflects an effective tax rate of approximately 38%.

I.       License and Distribution Agreements

As of December 31, 1999, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products under the trademarks for Perry Ellis, Baryshnikov, Ocean Pacific ("OP"), and Phantom. Under each of these arrangements, the Company must pay royalties at various dates and are subject to renewal.

Effective January 1, 2000, the Company entered into an exclusive licensing agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the Western Hemisphere. The Company anticipates launching the first PEZ fragrances for the Spring 2001 season.

As discussed above, the Company is required to pay royalties under the Perry Ellis ("Licensor") license agreement. The Licensor had asserted, through its legal counsel, that the Company was in default of the license agreement in that the sales of Perry Ellis brand products by an affiliate of the Company were not properly included in sales for the purposes of calculating royalties. On August 12, 1999, a settlement was reached between the Company and the Licensor amending the license agreement to redefine net sales for royalty calculation purposes. The Company paid the Licensor $500,000, which had been fully accrued for as of March 31, 1999.

On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitles the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

Date:    February 14, 2000