Form 10-K
period 2000-03-31
PARLUX FRAGRANCES INC
filed 2000-07-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 2000
--------------------------------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
--------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

         Delaware                                      22-2562955
-------------------------------            ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

  3725 SW 30th Avenue, Ft. Lauderdale, FL                       33312
 -----------------------------------------                  ---------------
  (Address of principal executive offices                     (zip code)

  (Registrant's telephone number, including area code)        (954)   316-9008
                                                              ----------------

  Securities registered pursuant to Section 12(b) of the Act:

 Title of Class                           Name of Exchange on which registered
-----------------                         ------------------------------------
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

  Yes  X    No
     ----     ----
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

           Class                                   Outstanding at June 30, 2000
  -----------------------------                   ------------------------------
  Common Stock, $ .01 par value                             9,963,847


The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $18,955,000 based on a closing price of $3.44 for the Common Stock as of June 30, 2000 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS

   ITEM                                                                                              PAGE
   ----                                                                                              ----
                                     PART I

    1.          Business                                                                                  3
    2.          Properties                                                                               10
    3.          Legal Proceedings                                                                        10
    4.          Submission of Matters to a Vote of Security Holders                                      10

                                     PART II

    5.          Market for Registrant's Common Stock and Related Security Holder Matters                 11
    6.          Selected Financial Data                                                                  11
    7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          12
    7A.         Quantitative and Qualitative Disclosures About Market Risks                              18
    8.          Financial Statements and Supplementary Data                                              19
    9.          Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures                                                          19

                                    PART III

    10.         Directors and Executive Officers of the Registrant                                       19
    11.         Executive Compensation                                                                   19
    12.         Security Ownership of Certain Beneficial Owners and Management                           20
    13.         Certain Relationships and Related Transactions                                           20

                                     PART IV

    14.         Exhibits, Financial Statements Schedules and Reports on Form 8-K                         20


Item 1.  BUSINESS

     Parlux Fragrances, Inc. (the "Company"), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. The Company's products are positioned primarily in the prestige segment. Additionally, the Company manufactures and distributes certain brands through Perfumania, Inc. ("Perfumania") a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Perfumania is a leading specialty retailer of fragrances in the United States and Puerto Rico. Currently, the Company engages in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS and FRED HAYMAN BEVERLY HILLS fragrances and grooming items on an exclusive basis as a licensee, and recently signed license agreements for OCEAN PACIFIC AND PEZ. See "LICENSING AGREEMENTS" on pages 7 and 8 for further discussion. Additionally, the Company manufactures, distributes and sells its own brand, ANIMALE fragrance, on a worldwide basis.

Recent Developments
-------------------

         On June 1, 2000, the Company entered into a new subordinated note agreement with Perfumania. See "CUSTOMERS" section for further discussion.

         On May 25, 2000, the Company entered into a forbearance and amendment agreement with General Electric Capital Corporation. See "Liquidity and Capital Resources" section for further discussion.

THE PRODUCTS

         The Company's principal products are fragrances. Each fragrance is distributed in a variety of sizes and packaging. In addition, each fragrance line may be complemented by beauty-related products such as soaps, deodorants, body lotions, cremes and dusting powders. The Company's basic fragrance products generally retail at prices ranging from $20 to $215 per item.

         The Company designs and creates fragrances using its own staff and independent contractors. It also supervises the design of its packaging by independent contractors. During fiscal 2000, the Company completed the design process for PERRY ELLIS "PORTFOLIO" for men, which was launched in the fall of 1999. The Company is currently launching PERRY ELLIS "PORTFOLIO" for women as well as developing "CHALEUR" for men, "CHALEUR" for women, and "OCEAN PACIFIC for men anticipating Fall 2000 and Spring 2001 launches, respectively.

         During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                          Fiscal 2000          Fiscal 1999         Fiscal 1998
                          -----------          -----------         -----------
PERRY ELLIS                       73%                  65%                 56%
FRED HAYMAN                       16%                  21%                 17%
ANIMALE                           11%                  12%                 11%
ALEXANDRA DE MARKOFF               0%                   0%                 12%

         On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff ("AdM") rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal.

MARKETING AND SALES

     In the United States, the Company has its own sales and marketing staff, and also utilizes independent sales representatives for certain channels of distribution. The Company sells directly to retailers, primarily national and regional department stores and specialty stores, which it believes will maintain the image of its products as prestige fragrances. The Company's products are sold in over 1,900 retail outlets in the United States. Additionally, the Company sells products to Perfumania/ECMV, which is a leading specialty retailer of fragrances with 265 retail outlets principally located in manufacturers' outlet malls and regional malls (see "CUSTOMERS" section for further discussion).

         Marketing and sales activities outside the United States are conducted through arrangements with independent distributors, which are administered by the Company's international sales staff. The Company has established relationships for the marketing of its fragrances with distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia.

         The Company advertises both directly, and through a cooperative advertising program in association with major retailers, in the fashion media on a national basis and through retailers' statement enclosures and catalogues. The Company is required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and Note 9 (B) to the Consolidated Financial Statements.

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

INDUSTRY PRACTICES

         It is an industry practice in the United States for businesses that market cosmetics and fragrances to department stores to provide the department stores with rights to return merchandise. The Company's products are subject to such return rights. It is the Company's practice to establish reserves and provide allowances for product returns at the time of sale. The Company believes that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances made by the Company, net sales will be reduced when such fact becomes known.

CUSTOMERS

         The Company concentrates its sales efforts in the United States in specialty stores and a number of regional department store retailers including, among others, Burdines, Famous Barr, Foley's, J.L. Hudson, Lord & Taylor, Macy's, Parisian, Proffitts, Rich's/Lazarus, and Robinson May. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         During the fiscal years ended March 31, 2000 and 1999, the Company had net sales of $30,426,952 and $22,527,451, respectively, to Perfumania. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $9,561,550 and $2,500,000, respectively, (after giving effect to the stock transaction discussed below) at March 31, 2000 and trade accounts receivable of $18,258,213 at March 31, 1999. Amounts due from related parties are non-interest bearing and are realizable in less than one year, except for the subordinated note receivable discussed below.

         During the period from April 1, 1999 through March 31, 2000, the Company collected $32.1 million from Perfumania, including 100% of the total of the outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

     On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. In connection with the agreement for the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the demand registration was requested on March 3, 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. A registration statement was filed by ECMV during April 2000. As of June 30, 2000, the fair market value of the investment in ECMV is $3,886,883 ($2.57 per share).

         In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. As of March 31, 2000, $5,500,000 of the note receivable had been repaid in accordance with its terms.

         During the period of April 1, 2000 through June 30, 2000, the Company received cash payments of $4.72 million from Perfumania, including the April installment and May interest payment due under the note receivable.

         On June 1, 2000, the parties entered into a new subordinated $5 million note agreement which refinanced the remaining $2 million under the October 4, 1999 note, as well as converted $3 million of the outstanding trade receivable due from Perfumania to the Company. The new note is repayable in six equal monthly installments of $500,000, plus interest, from July 2000 through December 2000, with the balance of $2 million due on December 29, 2000. The terms and conditions of the new note are identical to the October 4, 1999 note.

         As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through May 2000. In addition during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares and five hundred thousand shares in January 2000 and May 2000, respectively, generating over $25 million in cash from the four transactions. Additionally, during May 2000, Perfumania entered into a new $40 million line of credit agreement with General Motors Commercial Credit Corporation. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

FOREIGN AND EXPORT SALES

         A significant portion of the Company's international sales and exports had previously been made through its wholly-owned French subsidiary, Parlux S.A. ("S.A.") Net sales to unaffiliated customers by S.A. were $2,128,698 for the fiscal year ended March 31, 1998. All of S.A.'s operations were subsequently transitioned to the Company's South Florida location.

LICENSING AGREEMENTS

PERRY ELLIS: The Company acquired the Perry Ellis license in December 1994. The license is renewable every two years if the average annual sales in the two-year license period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met, and based on the Company's current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

FRED HAYMAN: In June 1994, the Company entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted to Parlux an exclusive royalty free 55-year license to use FHBH's United States Class 3 trademarks Fred Hayman(R), 273(R), Touch(R), With Love(R) and Fred Hayman Personal Selections(R) and the corresponding international registrations. There are no minimum sales or advertising requirements.

OCEAN PACIFIC: On August 20, 1999, the Company entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The initial term of the agreement extends through December 31, 2003, with seven (7) three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. The Company anticipates launching the first OP fragrance for the Spring 2001 season.

PEZ CANDY, INC.: Effective January 1, 2000, the Company entered into an exclusive licensing agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the Western Hemisphere. The initial term of the agreement extends through December 31, 2004, with an option to renew for an additional five-year period upon achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. The Company anticipates launching the first PEZ fragrances for the Summer 2001 season.

BARYSHNIKOV: The Company assumed the Baryshnikov license as part of the Richard Barrie Fragrances acquisition, pursuant to which the Company has the exclusive right to manufacture and distribute fragrances and personal care products using the Baryshnikov trademark. The license was renewed through March 31, 2001 and was further renewable for a subsequent three-year period upon achieving specified sales or minimum royalty levels. The license requires the payment of royalties, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products.

         On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitles the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On April 28, 2000, the parties agreed to extend the sales period until June 30, 2000. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

SUMMARY: The Company believes it is presently in compliance with all material obligations under the above agreements. There can be no assurance the Company will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         The Company owns the worldwide trademarks and distribution rights to ANIMALE, BAL A VERSAILLES, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF for products other than fragrances and cosmetics. There are no licensing agreements requiring the payment of royalties by the Company for these trademarks. Additionally, royalties are payable to the Company by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 7 to the accompanying Consolidated Financial Statements for further discussion. The Company has the rights to license certain of these trademarks for all classes of merchandise.

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

EMPLOYEES

         As of March 31, 2000, the Company had 114 full-time and part-time employees. Of these, 32 were engaged in worldwide sales activities, 46 in operations, administrative and finance functions and 36 in warehousing and distribution activities. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory. The Company also uses the services of independent contractors in various capacities, including sales representatives.

         The Company has established a 401-K Plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

Item 2.  PROPERTIES

         In November 1995, the Company moved its corporate headquarters and domestic operations to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The annual lease cost of the facility is approximately $640,000, with the lease covering a ten-year period through 2005.

         The Company had leased an additional 26,600 square feet of warehouse space adjacent to its corporate headquarters at an annual cost of approximately $170,000. The lease was to expire in March 2002. With additional capacity being provided from the discontinuation of certain brands and licensing of the AdM brand, the Company vacated the premises in November 1997, paying $155,000 to cancel the lease with no further liability.

         Effective October 1, 1996, the Company entered into an agreement with Hirel Holdings, Inc. ("Hirel"), a publicly traded company, to sublease the Company's previous corporate headquarters and distribution center in Pompano Beach, Florida, for the approximate lease commitment, including escalations. Hirel encountered financial difficulties and vacated the premises in June 1998. On June 30, 1998, the Company entered into a new agreement with Panache Party Rentals to sublease the premises through November 2000, the remaining lease commitment, at the same rental rates included in the Company's original lease. The Company has agreed to guarantee such sublease payments of approximately $20,000 per month.

         The Company's French subsidiary leased approximately 1,500 square feet under an operating lease which provided for annual rentals equivalent to approximately $42,000, which was to terminate in 1999. In connection with the closing of the French operations in December 1997, the Company vacated the premises paying $20,000 to cancel the lease with no further liability.

Item 3.  LEGAL PROCEEDINGS

         To the best of the Company's knowledge, there are no proceedings pending against the Company or any of its properties which, if determined adversely to the Company, would have a material effect on the Company's financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any actions for shareholders' approval during the quarter ended March 31, 2000 and through June 30, 2000.

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

         The Company believes that the number of beneficial owners of its common stock is approximately 4,000.

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for the Company's securities available for each quarter of the last two years and the interim period from April through June 30, 2000. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                            Fiscal Quarter                   Common Stock
                            --------------                   ------------
                                                            High        Low
                                                            ----        ---

         First (April/June) 1998                           $2.969     $1.750
         Second (July/Sept.) 1998                           2.250      1.313
         Third (Oct./Dec.) 1998                             2.094      0.875
         Fourth (Jan./Mar.) 1999                            2.625      1.063

         First (April/June) 1999                            2.156      1.000
         Second (July/Sept.) 1999                           2.594      1.625
         Third (Oct./Dec.) 1999                             4.625      2.000
         Fourth (Jan./Mar.) 2000                            4.250      3.250

         First  (April/June) 2000                           4.125      2.500

         The Company has not paid a cash dividend on its common stock nor does it contemplate paying any dividends in the near future.

Item 6.  SELECTED FINANCIAL DATA

         The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent certified public accountants. Consolidated balance sheets at March 31, 2000, and 1999, and the related consolidated statements of operations and of cash flows for the three years ended March 31, 2000 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,    (in thousands of dollars, except per share data)
----------------------------

                                                    2000            1999            1998             1997             1996
                                                    ----            ----            ----             ----             ----
Net sales                                         $ 66,385        $ 56,151        $ 62,369         $ 87,640         $ 67,727
Costs/operating expenses                            59,786          51,920          73,911           84,321           53,539
Operating income (loss)                              6,599           4,231         (11,542)           3,319           14,188
Net income (loss)                                    3,873           1,418          (8,687)          (3,278)           4,972
Income (loss) per share
   Basic                                          $   0.32        $   0.10        ($  0.53)        ($  0.22)        $   0.57
   Diluted                                        $   0.31        $   0.10                                          $   0.48


                                                                             (in thousands of dollars)
                                                  --------------------------------------------------------------------------
At March 31,                                        2000             1999             1998             1997             1996
------------                                        ----             ----             ----             ----             ----
Current assets                                   $ 57,992         $ 56,349         $ 66,359         $ 81,205         $ 67,666
Current liabilities                                23,238           18,159           30,185           31,885           36,866
Working capital                                    34,754           38,190           36,174           49,320           30,800
Trademarks, licenses and
  goodwill, net                                    21,469           23,926           25,378           26,784           24,623
Long-term debt                                      2,571            3,561            4,108            4,949            4,694
Total assets                                       81,862           82,081           95,731          111,385           95,239
Total liabilities                                  28,217           22,227           34,713           37,266           51,641
Stockholders' equity                               53,645           59,854           61,018           74,119           43,598

         The fiscal 2000 financial statements have been prepared assuming the Company will continue as a going concern. The Company's current credit agreement expires on August 29, 2000. The Company has not obtained financing from an alternative source as of June 30, 2000 and there is no assurance that such financing will be obtained in the future. See additional discussion under "Liquidity and Capital Resources" and Notes 1 and 8 of the Consolidated Financial Statements.

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

Comparison of the twelve-month period ended March 31, 2000 with the twelve-month
--------------------------------------------------------------------------------
period ended March 31, 1999
---------------------------

         During the fiscal year ended March 31, 2000, net sales increased 18% to $66,385,151 as compared to $56,150,575 for the same period for the prior year. The increase is mainly attributable to the continuing strength of Perry Ellis brand products. Approximately $7,451,000 and $2,115,000 of the increase is related to the initial launches of the Perry Ellis "Portfolio for Men" (August
1999) and "Portfolio for Women" (March 2000) fragrances, which are expected to continue their roll-out through the Fall 2000 season. Total gross sales of all Perry Ellis brands increased 38% compared to the same period in the prior year from $36,850,017 to $50,683,564.

         Net sales to unrelated customers increased 7% to $35,958,199 in the current period, compared to $33,623,124 in the same period in the prior year. Sales to related parties increased 35% to $30,426,952 in the current period compared to $22,527,451 in the same period in the prior fiscal year.

         Cost of goods sold increased as a percentage of net sales from 39% for the fiscal year ended March 31, 1999 to 43% for the current period. The increase was mainly attributable to the sale of certain close-out merchandise to international customers at or below cost. Cost of goods sold on sales to unrelated customers and related parties approximated 43% and 42%, respectively, during the fiscal year ended March 31, 2000, compared to 37% and 43%, respectively, in the prior year period.

         Operating expenses for the current fiscal year period increased 4% compared to the prior year period from $29,873,060 to $31,133,646, decreasing as a percentage of net sales from 53% to 47%. Advertising and promotional expenses decreased 2% to $15,307,913 compared to $15,612,506 in the prior year period, reflecting a strategic emphasis on point-of-sale and in-store spending in lieu of heavy print advertising. Selling and distribution costs increased 7% to $6,050,583 in the current fiscal period as compared to $5,644,923 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses decreased by 3% compared to the prior year period from $4,570,055 to $4,442,578, decreasing as a percentage of net sales from 8% to 7%. The above decreases reflect the effect of the Company's restructuring during the quarter ended March 31, 1998, which was fully implemented during the first quarter of fiscal 1999, coupled with certain non-recurring professional and consulting fees which were incurred during the prior year period. Depreciation and amortization increased $1,081,132 as a result of the increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $1,790,347 for the current period compared to $1,584,483 in the prior year, remaining relatively constant at 3% of net sales.

         As a result of the above, the Company had operating income of $6,599,304 or 10% of net sales for the fiscal year period ended March 31, 2000, compared to $4,231,318 or 8% of net sales for the comparable period in the prior year. Net interest expense decreased by 52% to $871,919 in the current fiscal year as compared to $1,800,149 in the same period in the prior year, reflecting the reduction in average borrowings outstanding coupled with interest earned on notes receivable during the current period. There were exchange losses of $30,143 in the current year as compared to losses of $117,334 in the same period in the prior year. The current period includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999.

         Income before taxes increased to $6,238,255 or 9% of net sales for the current fiscal year compared to $2,313,835 or 4% of net sales in the same period in the prior year. Giving effect to the tax provision, net income amounted to $3,872,611 or 6% of net sales for the fiscal year ended March 31, 2000, as compared to $1,418,455 or 3% of net sales for the same period in the prior fiscal year.

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

         Cost of goods sold for the fiscal year ended March 31, 1999 decreased to $22,046,197 or 39% of net sales, as compared to $35,729,618 or 57% of net sales in the same period in the prior year. The year ended March 31, 1998 included approximately $8,195,000 in costs related to discontinuing certain brands and products, and to the closeout of Todd Oldham merchandise at below cost. See Note 3 to the accompanying consolidated financial statements for further discussion of the restructuring charge. Without the effect of the restructuring charge, cost of goods sold for the year ended

March 31, 1998 would have been 44%. The decrease in fiscal 1999 was mainly attributable to the sale of Todd Oldham merchandise at below cost during fiscal 1998, the final year of the license agreement, coupled with a reduction in costs of certain components utilized in production. Cost of goods sold for sales to unrelated customers and related parties approximated 37% and 43%, respectively, during the fiscal year ended March 31, 1999, as compared to 40% and 52%, respectively in the prior year, excluding the effect of the special charge.

         Operating expenses decreased by 22% compared to the prior fiscal year from $38,180,919 to $29,873,060 and decreased as a percentage of net sales from 61% to 53%. Advertising and promotional expenses decreased 13% to $15,612,506 compared to $17,887,892 in the prior year period, as a result of controlled expenditures for print advertising and promotional expenses in connection with the launch of Fred Hayman's "Hollywood" for women and men. Selling and distribution costs decreased by 24% to $5,644,923 in the current fiscal period as compared to $7,425,800 in the same period of the prior fiscal year, decreasing a percentage of net sales from 12% to 10%. General and administrative expenses decreased by 37% compared to the prior year period from $7,295,236 to $4,570,055, decreasing as a percentage of net sales from 12% to 8%. The above decreases reflect cost reductions as a result of the Company's restructuring during the quarter ended March 31, 1998, the support previously required for the AdM cosmetic line, and licensing fees generated from the AdM and BAV licensing agreements. In addition, the fiscal year ended March 31, 1998 included approximately $900,000 in bad debts relating to the bankruptcy of two customers, approximately $125,000 of costs in connection with the closing of the Company's French operations, and approximately $154,000 in severance costs relating to the previously mentioned staff reductions. Depreciation and amortization decreased by $426,457 reflecting the reduction in depreciation of molds and equipment relating to discontinued and licensed brands. Royalties decreased to $1,584,483 for the current period compared to $2,684,441 in the prior year, and decreased as a percent of sales from 4% in the prior year to 3% primarily due to minimum royalties due in fiscal 1998 on discontinued brands.

         As a result of the above, the Company had operating income of $4,231,318 for the fiscal year ended March 31, 1999, compared to an operating loss of $11,542,014 for the comparable period in the prior year.

     Net interest expense decreased by 20% to $1,800,149 in the current fiscal year as compared to $2,241,170 in the same period in the prior year, reflecting the reduction in average borrowings and lower interest rates. Exchange losses were $117,334 in the current year as compared to a gain of $108,289 in the same period in the prior year, reflecting the strengthening of the French franc against the U.S. dollar.

         Income before taxes increased to $2,313,835 for the current period compared to a loss of $13,674,895 in the same period in the prior year. Giving effect to the tax provision (benefit), net income amounted to $1,418,455 for the fiscal year ended March 31, 1999, as compared to a net loss of $8,686,923 for fiscal year ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

         Working capital decreased to $34,753,382 at March 31, 2000 compared to $38,189,586 at March 31, 1999, reflecting the current period's net income and unrealized gain on investment in affiliate, offset by the purchase of approximately $12,748,000 in treasury stock as discussed below. The Company has reduced its total outstanding borrowings by approximately $9,396,000 over the last two fiscal years.

         In September 1999, the Company completed the fourth phase of its common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of March 31, 2000, the Company had repurchased under all phases a total of 7,665,798 shares at a cost of $20,841,230. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

         Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC has waived the violations of these debt covenants through May 31, 2000, and has agreed to extend the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of June 30, 2000, the Company has not obtained financing from an alternative source.

         Management's plan initially consists of obtaining sufficient financing from alternative sources to replace the Credit Agreement and management believes that funds from operations and any new financing will be sufficient to meet the Company's operating needs. There is no assurance, however, that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company.

         This factor among others indicates that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Year 2000 ("Y2K") Issues
------------------------

         As of March 31, 2000, the Company's management information system hardware consisted of an IBM AS 400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards released its final Y2K upgrade during September 1999 which was implemented by the Company. In connection therewith, a hardware upgrade was completed on its 9406 processor from a model 310 to a model 620, which more than doubled the commercial processing workload
(CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system was completed during November 1999. The new upgrade interfaces fully with the AS400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $400,000.

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

New Accounting Pronouncements
-----------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for the Company's fourth fiscal quarter ending March 31, 2001. The Company believes that its current revenue recognition policies comply with SAB 101.

Impact of Currency Exchange and Inflation
-----------------------------------------

         The Company's business operations were negatively affected in the amount of $30,143 and $117,334 in the fiscal years ended March 31, 2000 and 1999, respectively, and positively affected in the amount of $108,289 in the fiscal year ended March 31, 1998, due to the movement of the French franc vs. the U.S. dollar.

         Prior to March 31, 1998, the Company's sales and purchases were virtually all in U.S. dollars or French francs. A weakening of the French franc vis-a-vis the U.S. dollar resulted in exchange rate gains for the Company. Conversely, a strengthening of the French franc vis-a-vis the U.S. dollar resulted in exchange rate losses for the Company.

         The Company has completed the centralization of manufacturing in the United States and closed its French operations in December 1997, which has minimized the currency exchange impact.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     The Company's exposure to market risk for changes in interest rates relates primarily to the Credit Agreement as discussed above under "Liquidity and Capital Resources." The Company mitigates interest rate risk by continually monitoring interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the Credit Agreement. The company has fixed rate notes payable of approximately $3,347,000 as of June 30, 2000. For this fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. As of June 30, 2000, the fair value of the fixed rate debt is consistant with the outstanding principal balance.

         The table below presents the outstanding principal amount and the related fair values (in thousands), together with the maturity date as of March 31, 2000 and the weighted average interest rate for the Company's Credit
Agreement:

                                                  Outstanding                     Weighted
                                                   Principal                       Average        Maturity
                                                    Amount       Fair Value    Interest Rate        Date
                                                  ---------      ----------    -------------       ------
Credit Agreement (prime option elected)            $    926       $    926           9.75%        May 2000
Credit Agreement (LIBOR option elected)               8,000          8,000          8.625%        May 2000
                                                     -------          -----
Total borrowings subject to variable rates         $  8,926       $  8,926
                                                   ========       ========

         Based on the borrowing rate available to the Company for debt with similar terms and average maturities, the fair value of the Company's borrowing approximates carrying value.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included herein commencing on page F-1. The financial statement schedules are listed in the Index to Financial Statements on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 11, 2000, on April 4, 2000, PricewaterhouseCoopers LLP ("PwC"), notified the Company that upon completion of their audit of the Company's consolidated financial statements for the fiscal year ended March 31, 2000, they will resign as the Company's independent certified public accountants.

         PwC has previously audited the Company's consolidated financial statements for the fiscal years ended March 31, 1999 and 1998 ("Prior Fiscal Years"). Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, in connection with its audits of the Company's financial statements for the Prior Fiscal Years and through June 30, 2000, the Company had no disagreements with PwC on any matter of accounting procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Company for each of the Prior Fiscal Years.

         The Company's Audit Committee will select a successor independent certified public accounting firm once they review the qualifications and meet with potential applicants.

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

         2.   Financial Statement Schedules
              See Index to Financial Statements beginning on Page F-1 of this annual report.

         3.       Exhibit Index

         The following exhibits are attached:

4.26 Forbearance and Amendment Agreement, dated May 25, 2000, between the Company and General Electric Capital Corporation.

10.56 Subordinated Secured Note Agreement, dated June 1, 2000, between the Company and Perfumania, Inc.

23       Consent of PricewaterhouseCoopers LLP.

27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         On April 11, 2000, the Company filed a report on Form 8-K. See Item 9 above for further discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.


/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman

Dated:  July 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Frank A. Buttacavoli
-------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Operating Officer, Chief Financial Officer and Director


/s/ Frederick E. Purches
-------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/ Albert F. Vercillo
--------------------------------------------
Albert F. Vercillo, Director


/s/ Zalman Lekach
--------------------------------------------
Zalman Lekach, Director


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
   Shareholders of Parlux Fragrances, Inc.




In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries (collectively the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, the Loan and Security Agreement (the "Credit Agreement") expires on August 29, 2000. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of June 30, 2000, the Company has not obtained financing from an alternative source. Management believes that the Company will be able to obtain financing from alternative sources to replace the Credit Agreement. However, there is no assurance that alternative financing will be available in the future, which creates substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with a related party.

PricewaterhouseCoopers LLP
Miami, Florida
June 30, 2000

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                                   March 31,             March 31,
ASSETS                                                                                               2000                  1999
                                                                                                ------------          ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                      $     17,464          $    184,148
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,320,000 and $2,113,000, respectively                                                          6,066,149             7,222,951
  Trade receivables from related parties                                                            9,561,550            18,258,213
  Note receivable from related party                                                                2,500,000                    --
  Inventories, net                                                                                 23,419,613            20,947,256
  Prepaid expenses and other current assets                                                         8,392,277             9,596,478
  Investment in affiliate                                                                           8,034,657                    --
  Income tax receivable                                                                                    --               140,000
                                                                                                 ------------          ------------

    TOTAL CURRENT ASSETS                                                                           57,991,710            56,349,046
Equipment and leasehold improvements, net                                                           2,289,159             1,692,732
Trademarks, licenses and goodwill, net                                                             21,468,737            23,926,073
Other                                                                                                 112,422               112,949
                                                                                                 ------------          ------------

    TOTAL ASSETS                                                                                 $ 81,862,028          $ 82,080,800
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                                    $  9,993,966          $ 10,885,068
  Accounts payable                                                                                 10,554,068             5,314,770
  Accrued expenses                                                                                  1,379,483             1,722,681
  Income taxes payable                                                                              1,310,811               236,941
                                                                                                 ------------          ------------

    TOTAL CURRENT LIABILITIES                                                                      23,238,328            18,159,460
Borrowings, less current portion                                                                    2,571,252             3,561,313
Deferred tax liability                                                                              2,407,664               505,783
                                                                                                 ------------          ------------

    TOTAL LIABILITIES                                                                              28,217,244            22,226,556
                                                                                                 ------------          ------------

COMMITMENTS  AND CONTINGENCIES                                                                             --                    --
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at March 31, 2000 and 1999                                              --                    --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,973,103 and 17,462,478 shares
   issued at March 31, 2000 and March 31, 1999, respectively                                          179,731               174,625
  Additional paid-in capital                                                                       73,977,590            73,030,586
  Accumulated deficit                                                                                (473,338)           (4,345,949)
  Accumulated other comprehensive income (loss)                                                     1,834,607              (351,505)
  Notes receivable from officer                                                                      (899,105)             (426,446)
                                                                                                 ------------          ------------
                                                                                                   74,619,485            68,081,311
  Less - 7,704,798 and 3,655,031 shares of common stock in
   treasury, at cost, at March 31, 2000 and March 31, 1999, respectively                          (20,974,701)           (8,227,067)
                                                                                                 ------------          ------------

    TOTAL STOCKHOLDERS' EQUITY                                                                     53,644,784            59,854,244
                                                                                                 ------------          ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 81,862,028          $ 82,080,800
                                                                                                 ============          ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                                                                            Year Ended March 31,
                                                                           ---------------------------------------------------------


                                                                               2000                  1999                  1998
                                                                           ------------          ------------          ------------
Net sales:
   Unrelated customers                                                     $ 35,958,199          $ 33,623,124          $ 40,429,288
   Related parties                                                           30,426,952            22,527,451            21,939,235
                                                                           ------------          ------------          ------------

                                                                             66,385,151            56,150,575            62,368,523

Cost of goods sold                                                           28,652,201            22,046,197            35,729,618
                                                                           ------------          ------------          ------------

Gross margin                                                                 37,732,950            34,104,378            26,638,905
                                                                           ------------          ------------          ------------

Operating expenses:
  Advertising and promotional                                                15,307,913            15,612,506            17,887,892
  Selling and distribution                                                    6,050,583             5,644,923             7,425,800
  General and administrative, net of licensing
    fees of $637,500 in 2000 and $575,000 in 1999                             4,442,578             4,570,055             7,295,236
  Depreciation and amortization                                               3,542,225             2,461,093             2,887,550
  Royalties                                                                   1,790,347             1,584,483             2,684,441
                                                                           ------------          ------------          ------------

  Total operating expenses                                                   31,133,646            29,873,060            38,180,919
                                                                           ------------          ------------          ------------

Operating income (loss)                                                       6,599,304             4,231,318           (11,542,014)

Gain on sale of securities                                                      541,013                    --                    --
Interest income                                                                 504,944                86,651                    --
Interest expense and bank charges                                            (1,376,863)           (1,886,800)           (2,241,170)
Exchange (loss) gain                                                            (30,143)             (117,334)              108,289
                                                                           ------------          ------------          ------------

Income (loss) before income taxes                                             6,238,255             2,313,835           (13,674,895)

Income taxes (provision) benefit                                             (2,365,644)             (895,380)            4,987,972
                                                                           ------------          ------------          ------------

Net income (loss)                                                          $  3,872,611          $  1,418,455          ($ 8,686,923)
                                                                           ============          ============          ============



Income (loss) per common share:
     Basic                                                                 $       0.32          $       0.10          ($      0.53)
                                                                           ============          ============          ============
     Diluted                                                               $       0.31          $       0.10          ($      0.53)
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                                                                       COMMON STOCK                           RETAINED
                                                                                               ADDITIONAL     EARNINGS
                                                                  NUMBER             PAR        PAID-IN     (ACCUMULATED
                                                                  ISSUED            VALUE       CAPITAL        DEFICIT)
                                                               ------------    ------------   ------------   ------------
BALANCE at April 1, 1997                                         17,447,478    $    174,475   $ 73,007,949   $  2,922,519

  Comprehensive loss:
   Net loss                                                              --              --             --     (8,686,923)
   Foreign currency translation adjustment
    Total comprehensive loss
  Purchase of 2,069,700 shares of treasury stock, at cost
  Notes receivable from officer
                                                               ------------    ------------   ------------   ------------
BALANCE at March 31, 1998                                        17,447,478         174,475     73,007,949     (5,764,404)

  Comprehensive income:
   Net income                                                            --              --             --      1,418,455
   Foreign currency translation adjustment                               --              --             --             --
    Total comprehensive income
  Issuance of common stock upon exercise of employee options         15,000             150         22,637             --
  Purchase of 1,165,276 shares of treasury stock, at cost                --              --             --             --
  Notes receivable from officer                                          --              --             --             --
                                                               ------------    ------------   ------------   ------------
BALANCE at March 31, 1999                                        17,462,478         174,625     73,030,586     (4,345,949)

  Comprehensive income:
   Net income                                                            --              --             --      3,872,611
   Unrealized holding gains on investment in affiliate, net              --              --             --             --
   Foreign currency translation adjustment                               --              --             --             --
    Total comprehensive income
  Issuance of common stock upon exercise of:
   Employee stock options                                            10,625             106         14,504
   Warrants                                                         500,000           5,000        932,500
  Purchase of 4,049,767 shares of treasury stock, at cost                --              --             --             --
  Notes receivable from officer                                          --              --             --             --
                                                               ------------    ------------   ------------   ------------
BALANCE at March 31, 2000                                        17,973,103    $    179,731   $ 73,977,590   $   (473,338)
                                                               ============    ============   ============   ============


[RESTUBBED]

                                                                   ACCUMULATED                        NOTES
                                                                      OTHER                         RECEIVABLE
                                                                   COMPREHENSIVE     TREASURY          FROM
                                                                   (LOSS) INCOME (1)   STOCK          OFFICER         TOTAL
                                                                    ------------    ------------    ------------    ------------
BALANCE at April 1, 1997                                            ($   103,562)   ($ 1,882,646)   $         --    $ 74,118,735

  Comprehensive loss:
   Net loss                                                                   --              --              --      (8,686,923)
   Foreign currency translation adjustment                              (251,769)             --              --        (251,769)
                                                                                                                    ------------
    Total comprehensive loss                                                                                          (8,938,692
  Purchase of 2,069,700 shares of treasury stock, at cost                     --      (4,011,604)             --      (4,011,604)
  Notes receivable from officer                                               --              --        (150,000)       (150,000)
                                                                    ------------    ------------    ------------    ------------
BALANCE at March 31, 1998                                               (355,331)     (5,894,250)       (150,000)     61,018,439

  Comprehensive income:
   Net income                                                                 --              --              --       1,418,455
   Foreign currency translation adjustment                                 3,826              --              --           3,826
                                                                                                                   ------------
    Total comprehensive income                                                                                         1,422,281
  Issuance of common stock upon exercise of employee options                  --              --              --          22,787
  Purchase of 1,165,276 shares of treasury stock, at cost                     --      (2,332,817)             --      (2,332,817)
  Notes receivable from officer                                               --              --        (276,446)       (276,446)
                                                                    ------------    ------------    ------------    ------------
BALANCE at March 31, 1999                                               (351,505)     (8,227,067)       (426,446)     59,854,244

  Comprehensive income:
   Net income                                                                 --              --              --       3,872,611
   Unrealized holding gains on investment in affiliate, net
     of income taxes of $1,340,521                                     2,187,166              --              --       2,187,166
   Foreign currency translation adjustment                                (1,054)             --              --          (1,054)
                                                                                                                    ------------
                                                                                                                       6,058,723
                                                                                                                    ------------
    Total comprehensive income
  Issuance of common stock upon exercise of:
   Employee stock options                                                                                                 14,610
   Warrants                                                                                                              937,500
  Purchase of 4,049,767 shares of treasury stock, at cost                     --     (12,747,634)                    (12,747,634)
  Notes receivable from officer                                               --              --        (472,659)       (472,659)
                                                                    ------------    ------------    ------------    ------------
BALANCE at March 31, 2000                                           $  1,834,607    $(20,974,701)   $   (899,105)   $ 53,644,784
                                                                    ============    ============    ============    ============

(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains on investment in affiliate.


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                  Year ended March 31,
                                                                                     ----------------------------------------------
                                                                                         2000             1999             1998
                                                                                     ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                                    $  3,872,611     $  1,418,455     ($ 8,686,923)
                                                                                     ------------     ------------     ------------

Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
Depreciation and amortization                                                           3,542,225        2,461,092        2,898,227
Provision for doubtful accounts                                                         1,143,790          400,000        1,413,699
Reserve for prepaid promotional supplies and inventory obsolescence                     1,400,000          853,545        7,519,105
Gain on sale of securities                                                               (541,013)              --               --
Loss on disposal of equipment                                                                  --           13,416            8,707
Provision (benefit) for deferred taxes                                                     75,426          863,836         (214,081)
Changes in assets and liabilities net of effect of acquisitions:
   Decrease in trade receivables - customers                                               13,012        1,630,595        3,622,594
   Decrease (increase) in note and trade receivables - related parties                  1,689,693         (285,016)       4,889,138
   (Increase) decrease in inventories                                                  (3,272,357)       2,223,878         (818,885)
   Decrease (increase) in prepaid expenses and other current assets
    and income tax receivable                                                           1,230,135        4,116,263       (4,040,774)
   Decrease in other non-current assets                                                       527        2,026,513           22,931
   Increase (decrease) in accounts payable                                              5,239,298       (4,359,637)      (2,230,401)
   Increase (decrease) in accrued expenses and income taxes payable                       730,672         (697,575)      (4,657,769)
                                                                                     ------------     ------------     ------------

            Total adjustments                                                          11,251,408        9,246,910        8,412,491
                                                                                     ------------     ------------     ------------

                      Net cash provided by (used in) operating activities              15,124,019       10,665,365         (274,432)
                                                                                     ------------     ------------     ------------

Cash flows from investing activities:
Proceeds from sale of securities                                                        2,276,018
Purchase of securities                                                                 (1,735,005)
Purchases of equipment and leasehold improvements                                      (1,543,340)        (287,688)        (473,655)
Purchases of trademarks                                                                  (137,976)        (106,306)         (76,489)
Cash received from brand licensing/sales:
  Bal a Versailles                                                                             --          200,000               --
  Alexandra de Markoff                                                                         --               --          202,000
  Vicky Tiel                                                                                   --               --          680,553
                                                                                     ------------     ------------     ------------

                      Net cash (used in) provided by investing activities              (1,140,303)        (193,994)         332,409
                                                                                     ------------     ------------     ------------

Cash flows from financing activities:
(Payments) proceeds - GE Capital Corporation, net                                        (936,471)      (6,956,867)      16,818,951
Payments - Fred Hayman Beverly Hills                                                     (594,953)        (553,466)        (514,873)
Payments - Lyon Credit Corporation                                                       (183,508)        (164,360)        (320,869)
Payments - Bankers Capital Leasing                                                       (122,117)              --               --
Payments - International Finance Bank                                                          --         (185,472)        (567,653)
Payments - S.A. overdraft facilities                                                           --               --       (1,128,946)
Payments - S.A. financing facilities                                                           --               --       (1,981,820)
Payments - Finova Capital Corp.                                                                --               --       (7,878,091)
Payments  - other notes payable                                                           (44,114)         (50,169)         (79,604)
Notes receivable from officer                                                            (472,659)        (276,446)        (150,000)
Purchases of treasury stock                                                           (12,747,634)      (2,332,817)      (4,011,604)
Proceeds from issuance of common stock, net                                               952,110           22,787               --
                                                                                     ------------     ------------     ------------

                      Net cash (used in) provided by financing activities             (14,149,346)     (10,496,810)         185,491
                                                                                     ------------     ------------     ------------


Effect of exchange rate changes on cash                                                    (1,054)           3,827         (229,194)
                                                                                     ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                                     (166,684)         (21,612)          14,274
Cash and cash equivalents, beginning of year                                              184,148          205,760          191,486
                                                                                     ------------     ------------     ------------

Cash and cash equivalents, end of year                                               $     17,464     $    184,148     $    205,760
                                                                                     ============     ============     ============

                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000, 1999, AND 1998

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

     C.   Accounting estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence and periods of depreciation and amortization for trademarks, licenses, goodwill, and equipment. Actual results could differ from those estimates.

     D.   Basis of presentation

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Company's current credit agreement. As of June 30, 2000, the Company has not obtained financing from an alternative source.

          Management's plan initially consists of obtaining sufficient financing from alternative sources to replace the Company's current credit agreement and management believes that funds from operations and any new financing will be sufficient to meet the Company's operating needs. There is no assurance, however, that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company.

          This factor among others indicates that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     E.   Revenue recognition

          Revenue is recognized when the product is shipped to a customer. Estimated amounts for sales returns and allowances are recorded at the time of sale.

          Licensing income, which is included as an offset to general and administrative expenses, is recognized ratably over the terms of the contractual license agreements.

     F.   Inventories and cost of goods sold

          Inventories are stated at the lower of cost or market using the first-in, first-out method. The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in an amount of $1,845,000 and $2,830,000 at March 31, 2000 and 1999, respectively.

          During April 2000, the Emerging Issues Task Force ("EITF") issued ruling 00-10 which requires that all costs incurred for shipping and handling be classified as cost of goods sold and that prior period financial statements be reclassified to conform to this presentation. Accordingly, the Company has reclassified $237,652 and $501,618 of shipping charges to cost of goods sold for the years ended March 31, 1999 and 1998, respectively, which were previously recorded as selling and distribution expenses.

     G.   Investment in Affiliate

          Investment in Affiliate consists of marketable equity securities that are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses of the company's investment in E Com Ventures, Inc., the parent company of Perfumania, Inc. which are available-for-sale securities are charged or credited as a component of accumulated other comprehensive income, net of tax, and are included in the accompanying statements of stockholders' equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings.

     H.   Barter sales and credits

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

     I.   Equipment and leasehold improvements

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

     J.   Trademarks, licenses and goodwill

          Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization of trademarks, licenses and goodwill was $5,179,533 and $4,444,124 at March 31, 2000 and 1999, respectively.
          Amortization expense was $2,595,311, $1,558,496, and $1,467,034 for the years ended March 31, 2000, 1999, and 1998, respectively.

          Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved. Management does not believe that there are any impairment losses as of March 31, 2000 and 1999.

     K.   Advertising costs

          Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

     L.   Income taxes

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

     M.   Foreign currency translation

          The French franc denominated assets and liabilities of S.A., whose operations were closed during 1998, are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses arising from foreign currency transactions are recorded in the statement of income.

     N.   Fair value of financial instruments

          The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, note receivable from Perfumania, Inc., notes receivable from officer, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

     O.   Basic and diluted earnings per share

          During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. Basic earnings per common share calculations are determined by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

     P.   Stock based compensation

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

          In calculating the potential effect for proforma presentation, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2000       1999       1998
                                              ----       ----       ----
          Expected life (years)                5          5           3
          Interest rate                        5%         5%          6%
          Volatility                          75%        76%         71%
          Dividend Yield                       -          -           -


          If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company net income (loss) and income (loss) per share would have been as follows:


                                                      For the years ended March 31,
                                                      -----------------------------
                                                     2000         1999            1998
                                                     ----         ----            ----
          Net income (loss):
              As reported                          $3,872,611   $1,418,455    $(8,686,923)
              Proforma                             $3,853,610    $ 548,455    $(8,704,066)
          Basic net income (loss) per share:
              As reported                               $0.32        $0.10         ($0.53)
              Proforma                                  $0.32        $0.04         ($0.53)
          Diluted net income (loss) per share:
              As reported                               $0.31        $0.10         ($0.53)
              Proforma                                  $0.31        $0.04         ($0.53)

     Q.   Cash flow information

          The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information follow:

                                        2000            1999           1998
                                        ----            ----           ----
          Cash paid for:
               Interest               $1,334,769      $1,839,569    $2,263,000
                                      ==========      ==========    ==========
               Income taxes           $1,216,348      $ 518,447     $4,641,000
                                     ===========      =========     ==========

          In addition to the conversion of trade accounts receivable during the year ended March 31, 2000, in the amounts of $4,506,970 and $8,000,000 discussed in Note 2, the following non-cash transactions were entered into:

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

     R.   New Accounting Pronouncements

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

     S.   Reclassifications

          Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the 2000 presentation.

2.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

     As of March 31, 2000, the Company had loaned a total of approximately $875,000 ($390,000 at March 31, 1999) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. All of the notes bear interest at 10% per annum, and unless indicated, are not collateralized. The composition of the notes is as follows:

                                                                                             March 31,
                                                                                             --------
                                                                                        2000            1999
                                                                                        ----            ----
     Note receivable, due May 31, 2000                                               $ 240,000         $390,000
     Note  receivable, collateralized  by 100,000 shares of the
      Company's common stock, due May 31, 2000                                          230,000            ----
     Note receivable, due May 31, 2000                                                  405,000            ----
     Accrued interest receivable                                                         24,105          36,446
                                                                                      ---------        --------
                                                                                      $ 899,105        $426,446
                                                                                      =========        ========


     In February 2000, the Company received a payment on the notes in the amount of $182,764, representing interest due through December 31, 1999, and a $139,287 principal reduction. The balance of the remaining notes originally due December 31, 1999, were extended to May 31, 2000. All of the notes have subsequently been refinanced under a master note in the amount of $875,000, which bears interest at 10% per annum, is not collateralized and matures on March 31, 2001.

     The Company had net sales of $30,426,952, $22,527,451 and $21,939,235 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively, to Perfumania, Inc. ("Perfumania") a wholey-owned subsidiary of E Com Ventures, Inc. ("ECMV) a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $9,561,550 and $2,500,000, respectively, (after giving effect to the stock transaction discussed below) at March 31, 2000 and trade accounts receivable of $18,258,313 at March 31, 1999. Amounts due from related parties are non-interest bearing and are realizable in less than one year, except for the subordinated note receivable discussed below.

     During the period from April 1, 1999 through March 31, 2000, the Company collected $32.1 million from Perfumania, including 100% of the total of the outstanding receivable at March 31, 1999, excluding the effect of the stock transaction discussed below.

     On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. (In accordance with generally accepted accounting principles, these securities are considered available-for-sale securities and must be recorded at fair value. Changes in unrealized gains and losses are charged or credited as a component of accumulated other comprehensive income, net of tax, and are included in the accompanying consolidated statement of changes in stockholders' equity at March 31, 2000). In connection with the agreement for the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the demand registration was requested on March 3, 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. A registration statement was filed by ECMV during April 2000. As of June 30, 2000, the fair market of the investment in ECMV is $3,886,883 ($2.57 per share).

     In addition, on October 4, 1999, the parties entered into an agreement which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bears interest at prime plus one percent and is repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. As of March 31, 2000, $5,500,000 of the note receivable had been repaid in accordance with its terms.

     During the period of April 1, 2000 through June 30, 2000, the Company received cash payments of $4.72 million from Perfumania, including the April installment and May interest payment due under the note receivable.

     On June 1, 2000, the parties entered into a new subordinated $5 million note agreement which refinanced the remaining $2 million under the October 4, 1999 note, as well as converted $3 million of the outstanding trade receivable due from Perfumania to the Company. The new note is repayable in six equal monthly installments of $500,000, plus interest, from July 2000 through December 2000, with the balance of $2 million due on December 29, 2000. The terms and conditions of the new note are identical to the October 4, 1999 note.

    As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through May 2000. In addition, during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares and five hundred thousand shares in January 2000 and May 2000, respectively, generating over $25 million in cash from the four transactions. Additionally, during May 2000, Perfumania entered into a new $40 million line of credit agreement with General Motors Commercial Credit Corporation. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

     In October 1999, the Company purchased, in the open market, 250,000 shares of perfumania.com common stock for $1,735,005. These shares were sold during November 1999, resulting in a gain of $541,013, which is included in the accompanying consolidated statement of operations for the fiscal year ended March 31, 2000.

    On August 13, 1997, L. Luria & Son, Inc. ("Luria's"), a company in which the Company's Chairman and Chief Executive Officer had an ownership interest and held identical management positions, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, which has subsequently resulted in a Chapter 7 liquidation. At the time of the filing, Luria's owed the Company $690,886, which was fully reserved as of March 31, 1998. The Company filed its claim and was characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings threatened potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which included actions against the Company to recover amounts paid for merchandise sold to Luria's. On May 17, 1999, the Company settled this claim and recorded a liability of $215,000 in the accompanying March 31, 1999 consolidated balance sheet in connection with this matter. The agreed-upon settlement was paid in six equal monthly installments, without interest.

3.   CORPORATE RESTRUCTURINGS

     In March of 1998, with the agreement to license the fragrance and cosmetics rights for the AdM brand, and the further intent to license the fragrance rights for Bal a Versailles ("BAV"), which agreement was executed in June 1998, the Company announced that it would discontinue certain marginal brands and products to complete its reconfiguration process to concentrate on its core fragrance business. As of March 31, 1998, the Company had completed personnel layoffs relating to the restructuring as well as certain brand and product discontinuations and estimated that the remaining brand and product discontinuations would be completed within one year. The costs relating to this restructuring of approximately $9,224,000 were recorded in the quarter ended March 31, 1998, increasing cost of goods sold, advertising and promotional expenses, selling and distribution expenses and general and administrative expenses by approximately $8,195,000, $844,000, $75,000 and $110,000, respectively.

     The following is a breakdown of the costs included in the $9.224 million restructuring charge during the fourth quarter of fiscal 1998:

        Obsolescence write-offs and reserves for inventory charged to cost of goods sold              $8,195,000 (1)
        Obsolescense write-offs and reserves for advertising and in-store promotional
           materials charged to advertising and promotional expenses                                     844,000 (1)
        Accrued employment contracts:
           Charged to selling and distribution expenses                                                   75,000 (2)
           Charged to general and administrative expenses                                                110,000 (2)
                                                                                                       ---------
        Total reported restructuring charge                                                           $9,224,000
                                                                                                      ==========

          (1) The above items relate to brands/products which the Company has discontinued in accordance with its restructuring plan.

          (2) Represents the remaining amounts due under employment agreements for employees whose services were no longer required and were terminated in connection with the restructuring.

     At March 31, 1998, approximately $3,671,000 and $185,000 of restructuring charges remained in the reserve for potential inventory obsolescence and accrued expenses, respectively. As of March 31, 1999, the restructuring had been completed and no further liabilities or reserves relating to the restructuring were included in the accompanying balance sheets at March 31, 2000 and 1999.

4.   INVENTORIES

     The components of inventories are as follows:

                                                                               March 31,
                                                                               --------
                                                                        2000               1999
                                                                        ----               ----
        Finished products                                           $13,616,034        $10,609,272
        Components and packaging material                             6,780,534          7,033,339
        Raw material                                                  3,023,045          3,304,645
                                                                     ----------         ----------
                                                                    $23,419,613        $20,947,256
                                                                    ===========        ===========

     The above amounts are net of reserves for potential inventory obsolescence of approximately $1,520,000 and $976,000 at March 31, 2000 and 1999,
     respectively.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets are as follows:

                                                                                  March 31,
                                                                                  ---------
                                                                              2000            1999
                                                                              ----            ----
          Promotional supplies, net                                       $4,532,582        $4,058,900
          Deferred tax assets                                              2,078,467         1,592,533
          Notes receivable-current portion AdM/BAV                           541,104         2,413,990
          Prepaid advertising                                                601,856           429,894
          Other                                                              638,268         1,101,161
                                                                          ----------        ----------
                                                                          $8,392,277        $9,596,478
                                                                          ==========        ==========

6.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements are comprised of the following:

                                                                                March 31,
                                                                           -----------------------     Estimated useful
                                                                           2000               1999     lives (in years)
                                                                           ----               ----     ----------------
          Molds and equipment                                            $5,402,667        $4,889,030         3-7
          Furniture and fixtures                                          1,244,695         1,212,355         3-5
          Leasehold improvements                                            426,745           599,474         5-7
                                                                            -------           -------
                                                                          7,074,107         6,700,859
          Less: accumulated depreciation and amortization                (4,784,948)       (5,008,127)
                                                                         -----------       -----------
                                                                         $2,289,159        $1,692,732
                                                                         ==========        ==========

     Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2000, 1999, and 1998 was $946,913, $902,596, and $1,421,599, respectively. Amounts subject to capital leases at March 31, 2000, included in molds and equipment above, totaled $395,325, net of accumulated amortization of $164,154.

7.   TRADEMARKS, LICENSES AND GOODWILL

     Trademarks, licenses and goodwill are attributable to the following brands:

                                                                                March 31,             Estimated useful
                                                                           -------------------        ----------------
                                                                           2000            1999       lives (in years)
                                                                           ----            ----       ----------------
          Owned Brands:
            Alexandra de Markoff                                        $11,191,171      $11,190,926          25
            Fred Hayman Beverly Hills                                     2,804,864        2,753,027          25
            Bal A Versailles                                              2,948,942        3,243,855          25
            Animale                                                       1,523,824        1,452,929          25
            Other                                                           215,714          243,431          25
          Licensed Brands:
            Perry Ellis                                                   7,963,755        7,957,567          25
            Baryshnikov, net                                                      0        1,528,462           5
                                                                        -----------      -----------
                                                                         26,648,270       28,370,197
          Less: accumulated amortization                                 (5,179,533)      (4,444,124)
                                                                        -----------      -----------
                                                                        $21,468,737      $23,926,073
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

     On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff ("AdM") rights to Cosmetic Essence, Inc. for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. As part of the agreement, the Company sold the inventory, promotional material and molds relating to AdM which resulted in a loss of approximately $923,000 which is reflected in the accompanying consolidated statement of operations for the year ended March 31, 1998. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000, but subsequently extended to June 30, 2000. In accordance with generally accepted accounting principles and based on the Company's then borrowing cost of 9.25%, the original note was reduced to a present value of $3,659,753.

     At March 31, 2000, $541,104 ($2,413,990 at March 31, 1999) relating to the
     AdM and BAV receivables is included in other current assets.

8.   BORROWINGS

          The composition of borrowings is as follows:

                                                                                     March 31, 2000      March 31, 1999
                                                                                      -------------      --------------

          Revolving credit facility payable to General Electric Capital
          Corporation, interest at LIBOR plus 2.50% or prime (9.00% at March 31,
          2000) plus .75%, at the Company's option, net of restricted cash of
          $2,468,377 and $3,658,593 at March 31, 2000 and 1999,respectively.            $8,925,613         $9,862,084

          Note payable to FHBH, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments
          of $69,863, including interest, through June 2004                              3,031,407          3,626,360

          Note payable to Lyon Credit Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of
          $19,142, including interest, through September 2001.                             316,121            499,629

          Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of
          $36,878, including interest, through January 2002.                               273,208            395,325


          Other notes payable                                                               18,869             62,983
                                                                                        ----------        -----------
                                                                                        12,565,218         14,446,381
          Less: long-term borrowings                                                    (2,571,252)        (3,561,313)
                                                                                        ----------        -----------

          Short-term borrowings                                                         $9,993,966        $10,885,068
                                                                                        ==========        ===========

     In May 1997, the Company entered into a Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC), pursuant to which the Company is able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option. At March 31, 2000, based on the borrowing base at that date, the credit line amounted to approximately $11,988,000, and accordingly, the Company had approximately $594,000 available under the credit line, excluding the effect of restricted cash of approximately $2,468,000.

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

     Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC has waived the violations of these debt covenants through May 31,2000, and has agreed to extend the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

     The Company has reduced its total outstanding borrowings by approximately $9,396,000 over the last two fiscal years. Management believes that, based on current circumstances, the Company will be able to obtain sufficient financing from alternative sources to replace the Credit Agreement and management believes that funds from operations and any new financing will be sufficient to meet the Company's operating needs. However, there can be no assurance that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company.

     Future maturities of borrowings are as follows (in 000's):

                             For the year ending March 31,
                             -----------------------------
                          2001                      $9,994
                          2002                         926
                          2003                         744
                          2004                         799
                          2005                         102
                                                   -------
                               Total               $12,565
                                                   =======

9.   COMMITMENTS AND CONTINGENCIES

     A.   Leases:

          The Company leases its office space and certain equipment under certain operating and capital leases expiring on various dates through October 31, 2005. Total rent expense charged to operations for the years ended March 31, 2000, 1999 and 1998 was approximately $924,000, $1,110,000, and $854,000, respectively.

          At March 31, 2000, the future minimum annual rental commitments under operating and capital leases are as follows (in 000's ):

              For the year ending March 31,                               Capital Leases    Operating Leases
              -----------------------------                               --------------    ----------------
              2001                                                               $147              $ 853
              2002                                                                148                804
              2003                                                                ---                641
              2004                                                                ---                641
              2005                                                                ---                641
              Thereafter                                                          ---                427
                                                                                 ----             ------
              Total                                                               295             $4,007
                                                                                                  ======
              Less:  amount representing interest                                 (22)
                                                                                 ----
              Present value of net minimum lease payments                        $273
                                                                                 ====

     The Company has entered into a non-cancelable sublease agreement for its previous corporate headquarters and distribution center. This agreement covers the remaining lease commitment through November 2000, with the sub-lessee remitting payment directly to the landlord at the same rental rate as the Company's original lease. The Company has agreed to guarantee such sublease payments of approximately $20,000 per month.

B.   License and Distribution Agreements:

     During the year ended March 31, 2000, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), Baryshnikov, and Phantom.

     Effective January 1, 2000, the Company entered into an exclusive licensing agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the Western Hemisphere. The Company anticipates launching the first PEZ fragrances for the Summer 2001 season.

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

     On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitles the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On April 28, 2000, the parties agreed to extend the sales period until June 30, 2000. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     In 1997, the Company informed the Todd Oldham licensor of its intent not to renew the license. In accordance with the licensing agreement, the Company produced and sold the Todd Oldham trademarked products until March 31, 1998. In addition, the Company was required to destroy all remaining unsold inventory and advertising material relating to the trademarked products. Sales of Todd Oldham products represented less than 1% of total Company net sales for the year ended March 31, 1998. The Company incurred a loss of approximately $3,200,000 as a result of terminating the agreement.

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

       Fiscal year ending March 31,                      2001        2002       2003      2004       2005
       ----------------------------                      ----        ----       ----      ----       ----
       Advertising                                     $8,994      $8,994
       Royalties                                         $645        $653       $287      $254       $ 98

C.   Trademarks:

     Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, DECADENCE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks. Additionally, royalties are payable to the Company from the licensees of ALEXANDRA DE MARKOFF and BAL A VERSAILLES brands, and the Company has the rights to license all of these trademarks, other than FHBH, for all classes of merchandise.

D.   Barter Arrangements:

     The following table sets forth the balances and transactions included in the accompanying financial statements related to the Barter Agreement (in 000's):

                                                                                2000       1999       1998
                                                                                ----       ----       ----
           Prepaid advertising at March 31, net of deferred
           income of $137 in 1999 and 1998, respectively                       $ ---       $233       $233
                                                                               =====       ====       ====

           Advertising credits expensed during the year
           ended March 31                                                       $233       $---       $463
                                                                                ====       ====       ====


           Deferred income recognized for the year ended
           March 31                                                            $ ---      $ ---       $208
                                                                               =====      =====       ====

E.   Employment and Consulting Agreements:

     The Company has contracts with certain officers, employees and consultants which expire during March 2003. Minimum commitments under these contracts total approximately $3,468,600. In addition, warrants to purchase 330,000 shares of common stock at prices ranging from $2.25 to $2.44 were granted. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract and double in the event of a change in control.

     In connection with previous employment contracts, warrants to purchase 1,690,000 shares of common stock, at prices ranging from $1.50 to $7.50 were granted between 1989 and 1995. These warrants are exercisable for a ten-year period from the date of grant and vested over the term of the applicable contracts. During the year ended March 31, 2000, 500,000 of such warrants were exercised. As of March 31, 2000, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants granted to key employees would double in the event of a change in control.

     On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period.

     On April 1, 1994, the Company entered into a consulting agreement with a former executive, which provided for monthly payments of $16,667 through September 30, 1997. In addition, the former executive had previously received warrants to purchase 500,000 shares of common stock, at an exercise price of $1.875 per share, which are included in the 1,690,000 warrants discussed above. These warrants were exercised during March 2000, and the Company repurchased these shares at $4.00 per share, the closing price of the shares on March 23, 2000.

     All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant and, where applicable, reflect the two-for-one stock split effected as of November 3, 1995.

F.   Contingencies:

     The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.

10.  FOREIGN SUBSIDIARY

     The following amounts relate to the Company's wholly-owned subsidiary, Parlux S.A.:

                                                              As of and for the year ended March 31,
                                                              --------------------------------------
                                                           2000              1999                1998
                                                           ----              ----                ----
          Total assets                                 $2,272,325           $2,487,440         $2,985,155
                                                       ==========           ==========         ==========
          Working capital                              $2,272,325           $2,439,522         $2,506,732
                                                       ==========           ==========         ==========
          Equity                                       $2,272,325           $2,439,522         $2,506,732
                                                       ==========           ==========         ==========
          Net Sales:
               Trade                                   $      ---           $      ---         $2,128,698
               Affiliates                                     ---                  ---            175,600
               Intercompany                                                        ---            455,011
                                                      ------------        -------------      -----------
          Total                                        $      ---           $      ---        $ 2,759,309
                                                       ============        =============      ===========

          Net loss                                     $  (217,610)        $    (71,036)      $   (3,053)
                                                       ============        =============      ===========

Prior to fiscal 1996, foreign sales were principally made by Parlux S.A. As of March 31, 1998, the Company ceased operations in France, and all international sales activities are performed from the Company's domestic subsidiary.

11.  INCOME TAXES

     Income tax expense (benefit) is as follows:

                                                                                     Years Ended  March 31,
                                                                                     ----------------------
                                                                        2000                    1999                    1998
                                                                        ----                    ----                    ----
           Current taxes (benefit):
              U.S. Federal                                           $ 2,271,211            $         0             ($4,634,263)
              U.S. state and local                                             0                 15,552                (440,239)
              Foreign income taxes                                        36,500                 15,992                 232,998
                                                                     -----------            -----------             -----------
                                                                       2,307,711                 31,544              (4,841,504)
           US Federal deferred tax  (benefit)                             57,933                863,836                (146,468)
                                                                     -----------            -----------             -----------

           Income tax expense (benefit)                              $ 2,365,644            $   895,380             ($4,987,972)
                                                                     ===========            ===========             ===========

     A reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate follows:

                                                                          2000                   1999                    1998
                                                                          ----                   ----                    ----
          Tax at statutory rate                                           35.0%                  35.0%                   (35.0)
          Other                                                            2.9%                   3.7%                    (1.5)
                                                                           ---                    ---                     ----
                                                                          37.9%                  38.7%                   (36.5)
                                                                          ====                   ====                    =====

     Deferred tax assets, which are included in other current assets, and deferred tax liabilities, are comprised of the following:

                         March 31,                                                                    2000                  1999
                         ---------                                                                    ----                  ----
              Allowance for doubtful accounts, sales returns and allowances                      $ 1,186,216            $   563,858
              State net operating loss carry forwards                                                 30,464                463,449
              Reserve for inventory obsolescence                                                     861,787                385,622
              Other, net                                                                                   0                179,604
                                                                                                 -----------            -----------
                   Total deferred tax assets                                                       2,078,467              1,592,533
              Deferred tax liabilities related to depreciation and
              amortization                                                                        (  995,044)              (505,783)
              Unrealized gains on investments                                                     (1,340,521)                     0
              Other                                                                                  (72,099)                     0
                                                                                                 -----------            -----------
                   Total deferred tax liabilities                                                 (2,407,664)              (505,783)
                                                                                                 -----------            -----------
              Net                                                                                ($  329,197)           $ 1,086,750
                                                                                                 ===========            ===========


     The net deferred tax liability in the amount of $.3 million is based upon the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The Company has a State NOL carry forward of approximately $.5 million which begins to expire in the year 2012.

12.  COMMON STOCK

     The following table summarizes the activity and related information for the options and warrants outstanding, including the warrants discussed under commitments in Note 9 (E):

                                                                                                         Weighted Average
                                                                                                         ----------------
                                                                                 Amount                   Exercise Price
                                                                                 ------                   --------------
             Balance at March 31, 1997                                          1,823,978                      $   2.24
             Granted                                                                   --
             Exercised                                                                 --
             Canceled/Expired                                                     (53,978)                     $   8.11
                                                                                ----------                       -----
             Balance at March 31, 1998                                          1,770,000                      $   2.06
             Granted                                                            1,000,000                      $   8.00
             Exercised                                                                 --
             Canceled/Expired                                                          --
                                                                                ---------
             Balance at March 31, 1999                                          2,770,000                      $   4.21
             Granted                                                              366,000                      $   2.43
             Exercised                                                           (500,000)                     $   1.88
             Cancelled/Expired                                                         --                            --
                                                                                ---------                      --------
             Balance at March 31, 2000                                          2,636,000                      $   4.41
                                                                                =========                      ========


     On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period.

     The following table summarizes information about options and warrants outstanding at March 31, 2000:

                                  Options And                                          Options And
                              Warrants Outstanding                                 Warrants Exercisable
                              --------------------                                 --------------------
        Range of                     Weighted Average      Weighted Average                Weighted Average
      Exercise Prices    Amount       Exercise Price       Remaining Life        Amount     Exercise Price
      ---------------    ------       --------------       --------------        ------     --------------
       $1.50-$2.44      1,420,000           $2.03                5              1,090,000       $1.90
       $3.13-$4.56        202,000           $3.23                6                202,000       $3.23
             $6.75         10,000           $6.75                7                 10,000       $6.75
             $8.00      1,004,000           $8.00                4              1,004,000       $8.00
                        ---------           -----                -              ---------       -----
                        2,636,000           $4.41                5              2,306,000       $4.69
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

     As of March 31, 2000, and since the inception of the Plan, options have been granted, net of cancellations, to purchase 199,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 2000, 189,092 options had been exercised under the Plan and the remaining 10,000 shares are exercisable through June 30, 2000.

     In October 1996, the Company's shareholders ratified the establishment of a new stock option plan (the "1996 Plan") which reserved 250,000 shares of its Common Stock for issue thereunder with the same expiration and vesting terms as the Plan. Only employees who are not officers or directors of the Company shall be eligible to receive options under the 1996 Plan. During January 2000, the shares were registered with the Securities and Exchange Commission via a Form S-8 registration statement.

     As of March 31, 2000, and since the inception of the 1996 Plan, options have been granted net of cancellations, to purchase 138,650 shares at an exercise price of $1.375 per share. Through March 31, 2000, 10,625 options had been exercised and 16,375 options were vested with a remaining contractual life for such options of three years.

     The following table summarizes the activity for options covered under all plans:

                                                                Plan                            1996 Plan
                                                   -------------------------------    ------------------------------
                                                                 Weighted Average                 Weighted Average
                                                  Amount          Exercise Price      Amount         Exercise Price
                                                  ------          --------------      ------         --------------
             Balance at March 31, 1997               67,000           $3.15             -
             Granted                                    ---             ---             79,000          $1.38
             Exercised                                  ---             ---
             Canceled/Expired                       (12,000)          $5.75             (7,750)         $1.38
                                                    -------                             ------
             Balance at March 31, 1998               55,000           $2.59             71,250          $1.38
             Granted                                    ---             ---               ---             ---
             Exercised                              (15,000)          $1.52               ---            ---
             Canceled/Expired                       (30,000)            ---             (9,000)         $1.38
                                                    --------                            ------
             Balance at March 31, 1999               10,000           $3.08             62,250          $1.38
             Granted                                      -                             96,600          $1.38
             Exercised                                    -                            (10,625)
             Canceled/Expired                             -                            (20,200)
                                                    -------                            -------
             Balance at March 31, 2000               10,000           $3.08            128,025          $1.38
                                                    =======                            =======

     On May 16, 2000, the Company granted to various employees, options under the 1996 Plan to acquire 88,975 shares of common stock at $2.8125 per share, the closing bid price of the stock on May 15, 2000.

     The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $56,000, $53,000, and $57,000 for the years ended March 31, 2000, 1999, and 1998, respectively.

14.  BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively adjusted for the adoption of the provisions of SFAS No. 128:

                                                                                   2000             1999           1998
                                                                                   ----             ----           ----
         Net income ( loss)                                                      $3,872,611       $1,418,455   ($8,686,923)
                                                                                 ==========       ==========    ============
         Weighted average number of shares outstanding used in basic
            earnings per share calculation                                       11,965,713       14,541,306    16,300,060
                                                                                 ==========       ==========    ==========

         Basic net income ( loss ) per common share                                   $0.32            $0.10        ($0.53)
                                                                                      =====            =====        =======

         Weighted average number of shares outstanding used in basic
            earnings per share calculation                                       11,965,713       14,541,306
         Affect of dilutive securities (1):
         Stock options and warrants, net of treasury shares acquired                547,260           67,759
                                                                                 ----------       ----------

         Weighted average number of shares outstanding used in
            diluted earnings per share calculation                               12,512,973       14,609,065
                                                                                 ==========       ==========

         Diluted net income per common share                                          $0.31            $0.10
                                                                                      =====            =====
         Antidilutive securities not included in diluted earnings (loss)
         per share computation:
            Options and warrants to purchase common stock                         1,218,500        2,592,000     1,896,250
                                                                                  =========        =========     =========

            Exercise Price                                                      $3.13-$8.00      $1.75-$8.00   $1.38-$6.75
                                                                                ===========      ===========   ===========

     (1) The calculation of diluted loss per share was not required for fiscal 1998 since it would be antidilutive.

15.  CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:


     During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                                                                2000             1999          1998
                                                                ----             ----          ----
       PERRY ELLIS                                               73%              65%           56%
       FRED HAYMAN                                               16%              21%           17%
       ANIMALE                                                   11%              12%           11%
       ALEXANDRA DE MARKOFF                                      - %              - %           12%

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables from department and specialty stores in the United States, distributors throughout the world, and Perfumania. To reduce credit risk for trade receivables from unaffiliated parties, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Management has established an allowance for doubtful accounts for potential losses. The allowances for doubtful accounts are considered adequate to cover potential credit losses.

     No unrelated customer accounted for more than 10% of the Company's net sales during the years ended March 31, 2000, 1999, and 1998.

     Revenues from Perfumania represented 46%, 40%, and 35% of the Company's net sales during the years ended March 2000, 1999 and 1998 respectively. To reduce credit risk, the Company based on its reviews of Perfumania's financial condition, converted certain trade receivables into a subordinated note receivable. Due to the improved financial condition of Perfumania, management believes that the note and trade receivable are fully collectible. (See Note 2 for a detailed discussion of the conversion of trade receivables into a note receivable and improved financial condition of Perfumania.)

     Sales to international customers totaled approximately $20,007,000, $20,121,000, and $24,101,000 for the years ended March 31, 2000, 1999, and
     1998, respectively. At March 31, 2000 and 1999, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $5,377,000 and 6,710,000, respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 2000 and 1999 (in thousands, except per share amounts).

                                            ------------------------------------------------------------------------
                                                                         Quarter  Ended
                                            ------------------------------------------------------------------------
                                                    June 30,         September 30,      December 31,      March 31,
                                                     1999               1999                1999             2000
                                                     ----               ----                ----             ----
            Net sales                                $14,930             $19,702            $16,631         $15,303
            Gross margin                               8,279              10,728              9,683           9,372
            Net income                                   678               1,619                625           1,177

            Income per common share:
                  Basic                                $0.05               $0.12              $0.05           $0.11
                  Diluted                              $0.05               $0.12              $0.05           $0.10


                                            ------------------------------------------------------------------------
                                                                         Quarter Ended
                                            ------------------------------------------------------------------------
                                                    June 30,         September 30,      December 31,      March 31,
                                                     1998               1998               1998             1999
                                                     ----               ----               ----             ----


            Net sales                                $15,308             $16,136            $11,910          $12,797
            Gross margin                               9,053               9,519              8,245            7,525
            Net income                                   418                 569                 80              351

            Income per common share:
                  Basic                                $0.03               $0.04              $0.01            $0.02
                  Diluted                              $0.03               $0.04              $0.01            $0.02

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------


                                        Balance at beginning     Additions charged to                             Balance at
           Description                      of period            costs and expenses           Deductions         end of period
      ---------------------------------------------------------------------------------------------------------------------------
      Year ended March 31, 2000
                 --------------
      Reserves for:
      Doubtful accounts                      $  750,273           $  1,543,790                    $  372,834          $1,921,229
      Sales returns                             411,320              3,512,170                     3,502,328             421,162
      Demonstration and co-op
      advertising allowances                    951,343              4,484,795                     4,458,723             977,415
                                             ----------           ------------                    ----------          ----------
                                             $2,112,936           $  9,540,755                    $8,333,885          $3,319,806
                                              =========           ============                     =========           =========
      Reserve for inventory
      shrinkage and obsolescence             $  976,259           $    800,000                    $  256,565          $1,519,694
                                             ==========           ============                    ==========          ==========


      Year ended March 31, 1999
                  --------------

      Reserves for:
      Doubtful accounts                      $  704,860            $   400,000                       354,587          $  750,273
      Sales returns                             300,000              1,254,069                     1,142,749             411,320
      Demonstration and co-op
      advertising allowances                  1,165,592              4,801,789                     5,016,038             951,343
                                             ----------           ------------                    ----------          ----------
                                             $2,170,452,           $ 6,455,858                    $6,513,374          $2,112,936
                                              =========            ===========                    ==========           =========
      Reserve for inventory
      shrinkage and obsolescence             $4,671,393            $   853,545                    $4,548,679(1)       $  976,259
                                             ==========            ===========                    ==========          ==========


      Year ended March 31, 1998
                 --------------
      Reserves for:
      Doubtful accounts                      $  542,749             $1,413,699                    $1,251,568          $  704,860
      Sales returns                             383,401              4,998,031                     5,081,432             300,000
      Demonstration and co-op
      advertising allowances                  1,567,750              5,624,955                     6,027,113           1,165,592
                                             ----------            -----------                    ----------          ----------
                                             $2,493,880            $12,036,685                   $12,360,113          $2,170,452
                                             ==========            ===========                   ===========          ==========
      Reserve for inventory shrinkage
      and obsolescence                       $2,833,000           $  7,519,105                   $ 5,680,712          $4,671,393
                                             ==========           ============                   ===========          ==========


     (1) Deductions pertain to the disposal of excess component inventory during fiscal year 1999 which were included in the reserve as of the beginning of the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                    SCHEDULE IX - SHORT-TERM BANK BORROWINGS
                    ----------------------------------------

          Col. A                 Col. B.           Col.C            Col.D              Col.E            Col.F

        Category of           Balance at end     Weighted       Maximum amount     Average amount      Weighted
         aggregate              of period         average        outstanding        outstanding        average
        short-term                               interest     during the period      during the        interest
       borrowings                                 rate (4)                              period         during the
                                                                                                       period (5)
-------------------------------------------------------------------------------------------------------------------

March 31, 2000
Notes Payable Banks (1)            $8,925,613           9.0%         $14,670,052       $12,411,395            8.6%


March 31, 1999
Notes Payable Banks (2)            $9,862,084           7.7%         $18,037,811       $14,552,194            9.8%



March 31, 1998
Notes Payable Banks (3)           $17,004,432           8.4%         $20,375,531       $17,279,332           10.2%





(1)  Loan from GECC.

(2) Loan of $9,862,084 from GECC and loan from International Finance Bank which was repaid during fiscal 1999.

(3) Loans of $16,818,951 from GECC, $ 185,472 from International Finance Bank, and French facilities which were repaid during fiscal 1998.

(4) The weighted average interest rate was computed by dividing the estimated annual interest costs (based on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

(5) The weighted average interest rate during the period was computed by dividing the actual interest costs (based on the applicable March 31 rates) by the actual borrowings outstanding at March 31.

                                 Exhibit Index
                                 -------------


4.26 Forbearance and Amendment Agreement, dated May 25, 2000, between the Company and General Electric Capital Corporation.

10.56 Subordinated Secured Note Agreement, dated June 1, 2000, between the Company and Perfumania, Inc.

23       Consent of PricewaterhouseCoopers LLP.

27       Financial Data Schedule (for SEC use only)