Form 10-Q
period 2000-06-30
PARLUX FRAGRANCES INC
filed 2000-08-11
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2000
                                 -------------

                                    Or______

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d )
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                              22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                              identification no.)


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                         33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code          954-316-9008
                                                     --------------------------


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
Yes         No
    -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 11, 2000, 9,969,184 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements


                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                         June 30,              March 31,
ASSETS                                                                                     2000                  2000
------                                                                                     ----                  ----
-----------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $     25,587           $     17,464
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,654,000 and $3,320,000, respectively                                               3,917,441              6,066,149
  Trade receivables from related parties                                                 9,460,996              9,561,550
  Note receivable from related party                                                     5,043,151              2,500,000
  Inventories, net                                                                      23,756,604             23,419,613
  Prepaid expenses and other current assets                                              7,888,123              8,392,277
  Investment in affiliate                                                                3,875,540              8,034,657
                                                                                      ------------           ------------

    TOTAL CURRENT ASSETS                                                                53,967,442             57,991,710
Equipment and leasehold improvements, net                                                2,123,840              2,289,159
Trademarks, licenses and goodwill, net                                                  21,249,897             21,468,737
Other                                                                                      110,866                112,422
                                                                                      ------------           ------------

    TOTAL ASSETS                                                                      $ 77,452,045           $ 81,862,028
                                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
  Borrowings, current portion                                                         $ 12,024,998           $  9,993,966
  Accounts payable                                                                       9,204,736             10,554,068
  Accrued expenses                                                                         775,627              1,379,483
  Income taxes payable                                                                   1,560,336              1,310,811
                                                                                      ------------           ------------

    TOTAL CURRENT LIABILITIES                                                           23,565,697             23,238,328
Borrowings, less current portion                                                         2,331,828              2,571,252
Deferred tax liability                                                                     827,200              2,407,664
                                                                                      ------------           ------------

    TOTAL LIABILITIES                                                                   26,724,725             28,217,244
                                                                                      ------------           ------------

COMMITMENTS  AND CONTINGENCIES                                                                  --                     --
                                                                                      ------------           ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at June 30, and March 31, 2000                               --                     --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,986,065 and 17,973,103 shares
   issued at June 30, and March 31, 2000, respectively                                     179,861                179,731
  Additional paid-in capital                                                            74,001,377             73,977,590
  Retained earnings (accumulated deficit)                                                  327,548               (473,338)
  Accumulated other comprehensive income (loss)                                           (743,551)             1,834,607
  Notes receivable from officer                                                           (920,920)              (899,105)
                                                                                      ------------           ------------
                                                                                        72,844,315             74,619,485
  Less - 8,017,131 and 7,856,798 shares of common stock in
   treasury, at cost, at June 30, and March 31, 2000, respectively                     (22,116,995)           (20,974,701)
                                                                                      ------------           ------------

    TOTAL STOCKHOLDERS' EQUITY                                                          50,727,320             53,644,784
                                                                                      ------------           ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 77,452,045           $ 81,862,028
                                                                                      ============           ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                          Three Months Ended June 30,
                                                                  -----------------------------------------

                                                                        2000                      1999
                                                                   ------------               ------------

Net sales:
   Unrelated customers                                             $  9,595,519               $  6,623,323
   Related parties                                                    7,315,666                  8,306,510
                                                                   ------------               ------------

                                                                     16,911,185                 14,929,833

Cost of goods sold                                                    7,274,772                  6,702,975
                                                                   ------------               ------------

Gross margin                                                          9,636,413                  8,226,858
                                                                   ------------               ------------

Operating expenses:
  Advertising and promotional                                         4,400,212                  3,454,120
  Selling and distribution                                            1,556,095                  1,324,759
  General and administrative, net of licensing
    fees of $162,500 in 2000 and $150,000 in 1999                     1,050,224                    930,229
  Depreciation and amortization                                         538,252                    620,230
  Royalties                                                             570,228                    570,513
                                                                   ------------               ------------

  Total operating expenses                                            8,115,011                  6,899,851
                                                                   ------------               ------------

Operating income                                                      1,521,402                  1,327,007

Interest income                                                         102,911                     92,383
Interest expense and bank charges                                      (332,562)                  (325,158)
                                                                   ------------               ------------

Income before income taxes                                            1,291,751                  1,094,232

Income taxes provision                                                 (490,865)                  (415,808)
                                                                   ------------               ------------

Net income                                                         $    800,886               $    678,424
                                                                   ============               ============





Income per common share:
     Basic                                                         $       0.08               $       0.05
                                                                   ============               ============
     Diluted                                                       $       0.07               $       0.05
                                                                   ============               ============




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)




                                                           COMMON STOCK                              RETAINED
                                                    ---------------------------      ADDITIONAL      EARNINGS
                                                     NUMBER            PAR            PAID-IN       ACCUMULATED
                                                     ISSUED           VALUE           CAPITAL        (DEFICIT)
                                                    ------------   ------------   --------------   -------------


BALANCE at March 31, 1998                            17,447,478       $174,475      $73,007,949     ($5,764,404)

  Comprehensive income:
   Net income                                              -              -               -           1,418,455
   Foreign currency translation adjustment                 -              -               -               -

    Total comprehensive income

  Issuance of common stock upon exercise of
    employee options                                     15,000            150           22,637           -
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                         -              -               -               -
  Notes receivable from officer                            -              -               -               -
                                                     ----------      ---------    -------------  --------------

BALANCE at March 31, 1999                            17,462,478        174,625       73,030,586      (4,345,949)

  Comprehensive income:
   Net income                                              -              -               -           3,872,611
   Unrealized holding gains on investment
    in affiliate, net of taxes
    of $1,340,521                                          -              -               -               -
   Foreign currency translation adjustment                 -              -               -               -

    Total comprehensive income                             -              -               -               -

  Issuance of common stock upon exercise of:
   Employee stock options                                10,625            106           14,504
   Warrants                                             500,000          5,000          932,500
  Purchase of 4,049,767 shares of treasury
     stock, at cost                                        -              -               -               -
  Notes receivable from officer                            -              -               -               -
                                                    -----------   ------------    -------------    ------------

 BALANCE at March 31, 2000                           17,973,103        179,731       73,977,590        (473,338)

  Comprehensive income:
   Net income                                              -              -               -             800,886
   Unrealized holding loss on investment in
    affiliate, net of a tax credit
    of $239,943                                            -              -               -               -
   Foreign currency translation adjustment                 -              -               -               -

    Total comprehensive income

  Issuance of common stock upon exercise of:
   Employee stock options                                12,962            130           23,787
   Warrants                                                -              -               -
  Purchase of 312,333 shares of treasury
   stock, at cost                                          -              -               -               -
  Notes receivable from officer                            -              -               -               -
                                                    ----------    ------------   --------------   -------------

BALANCE at June 30, 2000                             17,986,065      $ 179,861     $ 74,001,377       $ 327,548
                                                    ===========    ===========    =============    ============

[RESTUBBED]






















                                                            ACCUMULATED                          NOTES
                                                               OTHER                           RECEIVABLE
                                                           COMPREHENSIVE         TREASURY        FROM
                                                           (LOSS) INCOME (1)      STOCK         OFFICER          TOTAL
                                                           -----------------      -----         -------          -----
BALANCE at March 31, 1998                                    ($355,331)       ($5,894,250)      ($150,000)     $61,018,439

  Comprehensive income:
   Net income                                                 -                    -               -             1,418,455
   Foreign currency translation adjustment                       3,826             -               -                 3,826
                                                                                                             --------------
    Total comprehensive income                                                                                   1,422,281
                                                                                                             --------------
  Issuance of common stock upon exercise of
    employee options                                          -                    -               -                22,787
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                            -                (2,332,817)         -            (2,332,817)
  Notes receivable from officer                               -                    -             (276,446)        (276,446)
                                                      ----------------      -------------   -------------   --------------

BALANCE at March 31, 1999                                     (351,505)        (8,227,067)       (426,446)      59,854,244

  Comprehensive income:
   Net income                                                 -                    -               -             3,872,611
   Unrealized holding gains on investment
    in affiliate, net of taxes of
    of $1,340,521                                            2,187,166             -               -             2,187,166
   Foreign currency translation adjustment                      (1,054)            -               -                (1,054)
                                                                                                             --------------
    Total comprehensive income                                                                                   6,058,723
                                                                                                             --------------
  Issuance of common stock upon exercise of:
   Employee stock options                                                                                           14,610
   Warrants                                                                                                        937,500
  Purchase of 4,049,767 shares of treasury
     stock, at cost                                           -               (12,747,634)                     (12,747,634)
  Notes receivable from officer                               -                    -             (472,659)        (472,659)
                                                      ----------------      -------------   -------------   --------------

 BALANCE at March 31, 2000                                   1,834,607        (20,974,701)       (899,105)      53,644,784

  Comprehensive income:
   Net income                                                 -                    -               -               800,886
   Unrealized holding loss on investment in
    affiliate, net of a tax benefit
    of $239,943                                             (2,578,653)            -               -            (2,578,653)
   Foreign currency translation adjustment                         495             -               -                   495
                                                                                                             --------------
    Total comprehensive income                                                                                  (1,777,272)
                                                                                                             --------------
  Issuance of common stock upon exercise of:
   Employee stock options                                                                                           23,917
   Warrants                                                                                                              -
  Purchase of 312,333 shares of treasury
   stock, at cost                                             -                (1,142,294)                      (1,142,294)
  Notes receivable from officer                               -                    -              (21,815)         (21,815)
                                                      ----------------      -------------   -------------   --------------

BALANCE at June 30, 2000                                    $ (743,551)     $ (22,116,995)   $   (920,920)    $ 50,727,320
                                                      ================      =============    ============     ============

(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains (losses) on investment in affiliate.




                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 Three months ended June 30,
                                                                              --------------------------------
                                                                                  2000                1999
                                                                              -----------          -----------
Cash flows from operating activities:
Net income                                                                    $   800,886          $   678,424
                                                                              -----------          -----------

Adjustments to reconcile net income to net cash provided
 by operating activities:
Depreciation and amortization                                                     538,252              620,230
Provision for doubtful accounts                                                   210,000              101,869
Reserve for prepaid promotional supplies and inventory obsolescence               150,000              909,498
Changes in assets and liabilities
   Decrease in trade receivables - customers                                    1,938,708              128,107
   Increase in note and trade receivables - related parties                    (2,442,597)          (3,121,378)
   Increase in inventories                                                        (14,810)          (3,144,446)
   Decrease in prepaid expenses and other
    current assets  and income tax receivable                                      31,973            1,174,495
   Decrease in other non-current assets                                             1,556                3,984
   (Decrease) increase in accounts payable                                     (1,349,332)           3,620,385
   (Decrease) increase in accrued expenses and income taxes payable              (354,331)             500,183
                                                                              -----------          -----------

            Total adjustments                                                  (1,290,581)             792,927
                                                                              -----------          -----------

                    Net cash (used in) provided by operating activities          (489,695)           1,471,351
                                                                              -----------          -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                (105,216)            (568,312)
Purchase of trademarks                                                            (48,877)             (27,520)
                                                                              -----------          -----------

                    Net cash used in investing activities                        (154,093)            (595,832)
                                                                              -----------          -----------

Cash flows from financing activities:
Proceeds - note payable to GE Capital                                           2,028,282              396,768
Payments - note payable to Fred Hayman Beverly Hills                             (155,580)            (144,731)
Payments - note payable to Lyon Credit Corp.                                      (49,125)             (43,998)
Payments - note payable to Bankers Capital Leasing                                (31,969)             (29,689)
Payments - other notes payable                                                         --              (12,947)
Notes receivable from officer                                                     (21,815)                  --
Purchases of treasury stock                                                    (1,142,294)            (949,019)
Proceeds from issuance of common stock                                             23,917                   --
                                                                              -----------          -----------

                    Net cash provided by (used in) financing activities           651,416             (783,616)
                                                                              -----------          -----------
Effect of exchange rate changes on cash                                               495               (1,402)
                                                                              -----------          -----------

Net increase in cash and cash equivalents                                           8,123               90,501
Cash and cash equivalents, beginning of period                                     17,464              184,148
                                                                              -----------          -----------

Cash and cash equivalents, end of period                                      $    25,587          $   274,649
                                                                              ===========          ===========



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc. and Parlux, S.A., a wholly-owned inactive French subsidiary ("S.A.") and Parlux Ltd. (jointly referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2000 Form 10-K as filed with the Securities and Exchange Commission on July 14, 2000.

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

This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain reclassifications were made to the June 30, 1999 financial statements to conform with the presentation of the June 30, 2000 financial statements.

B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                       June 30, 2000             March 31, 2000
                                       -------------             --------------

Finished products                         $13,158,595               $13,616,034
Components and packaging material           6,776,985                 6,780,534
Raw material                                3,822,290                 3,023,045
                                          -----------               -----------
                                          $23,756,604               $23,419,613
                                          ===========               ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $1,845,000 at June 30, 2000 and March 31, 2000. The above amounts are net of reserves for potential inventory obsolescence of approximately $1,722,000 and $1,520,000 at June 30, 2000 and March 31, 2000, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, are attributable to the following brands:

                                                June 30,         March 31,
                                                --------         ---------
                                                 2000              2000
                                                 ----              ----
Owned Brands:
  Alexandra de Markoff                        $11,191,174        $11,191,171
  Fred Hayman Beverly Hills                     2,813,674          2,804,864
  Bal A Versailles                              2,948,942          2,948,942
  Animale                                       1,563,888          1,452,824
  Other                                           215,714            215,714
Licensed Brands:
  Perry Ellis                                   7,963,755          7,963,755
                                              -----------        -----------
                                               26,697,147         26,648,270

Less: accumulated amortization                 (5,447,250)        (5,179,533)
                                              -----------        -----------
                                              $21,249,897        $21,468,737
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

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:
                                                                        June 30, 2000      March 31, 2000
                                                                        -------------      --------------
 Revolving credit facility payable to General Electric Capital
 Corporation, interest at LIBOR plus 2.50% or prime (9.50% at
 June 30, 2000) plus .75%, at the Company's option, net of
 restricted cash of $538,310 and $2,468,377 at June 30 and
 March 31, 2000, respectively                                             $10,953,895       $  8,925,613

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal
monthly installments of $69,863, including interest, through June 2004      2,875,827          3,031,407

Note payable to Lyon Credit Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of
$19,142, including interest, through September 2001                           266,996            316,121


Capital lease payable to Bankers Leasing,  collateralized by certain computer  hardware and software,  payable in quarterly  installments
of $36,378, including interest, through January 2002.                         241,239            273,208

Other notes payable                                                            18,849             18,869
                                                                           ----------         ----------

Less: long-term borrowings                                                 (2,331,828)        (2,571,252)
                                                                           ----------         ----------

Short-term borrowings                                                     $12,024,998         $9,993,966
                                                                          ===========         ==========

In May 1997, the Company entered into a Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC), pursuant to which the Company was able to borrow, on a revolving basis for a three-year period, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option.

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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC has agreed to extend the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

At June 30, 2000, based on the borrowing base at that date, the credit line amounted to approximately $13,147,000, and accordingly, the Company had approximately $1,655,000 available under the credit line, excluding the effect of restricted cash of approximately $538,000.

Management believes that, based on current circumstances, the Company will be able to obtain sufficient financing from alternative sources to replace the Credit Agreement and funds from operations and any new financing will be sufficient to meet the Company's operating needs. However, there can be no assurance that alternative financing will be available in the future, and if available at terms and conditions agreeable to the Company.

E.       Related Parties Transactions

As of June 30, 2000, the Company had loaned a total of $920,920 ($899,105 at March 31, 2000) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 10% per annum, and are due in one balloon payment on March 31, 2001. As of this date, interest payments are current through June 30, 2000.

The Company had net sales of $7,315,666 and $8,306,510 during the three-month periods ended June 30, 2000 and June 30, 1999, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $9,460,996 and $5,043,151, respectively, at June 30, 2000 ($9,561,550 and
$2,500,000, respectively, at March 31, 2000). Amounts due from related parties are non-interest bearing and are realizable in less than one year, except for the subordinated note receivable discussed below.

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

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through July 2000. In addition, during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares and five hundred thousand shares in January 2000 and May 2000, respectively, generating over $25 million in cash from the four transactions. Additionally, during May 2000, Perfumania entered into a new $40 million line of credit agreement with General Motors Commercial Credit Corporation. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

During the period of July 1, 2000 through August 10, 2000, the Company received additional cash payments of $1.54 million from Perfumania, including the July and August installments due under the note receivable.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                       2000         1999
                                                                                   -----------   ----------
Net income                                                                         $  800,886    $  678,424
                                                                                   ==========    ==========
Weighted average number of shares outstanding used in basic
   earnings per share calculation                                                  10,070,585    13,599,459
                                                                                   ==========    ==========
Basic net income per common share                                                       $0.08         $0.05
                                                                                   ==========    ==========
Weighted average number of shares outstanding used in basic
  earnings per share calculation                                                   10,070,585    13,599,459
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                           617,090        68,860
                                                                                   -----------   ----------
Weighted average number of shares outstanding used in diluted
   earnings per share calculation                                                  10,687,675    13,668,139
                                                                                  ===========    ==========
Diluted net income per common share                                                     $0.07         $0.05
                                                                                  ===========    ==========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                       1,036,000     2,565,570
                                                                                  ===========    ==========

Exercise Price                                                                    $4.00-$8.00   $1.88-$8.00
                                                                                  ===========   ===========

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:
                                                Three-months ended June 30,
                                                  2000              1999
                                                  ----              ----
                 Cash paid for:
                     Interest                   $444,876         $246,610
                     Income taxes               $241,340         $ 20,823

During June 2000, the Company entered into a barter agreement for which it received $1,200,000 of advertising credits in exchange for all of its remaining finished goods inventory of Baryshnikov products. The Company deferred the gross margin of $472,181 on the barter sale until the advertising is used, and recorded the advertising credits, net of unearned income, as a prepaid expense in the accompanying June 30, 2000 balance sheet, while increasing cost of goods sold for an equal amount. As advertising credits are used by the Company, advertising and promotional expense will be charged, a pro-rata share of the unearned income debited, with a corresponding credit to cost of goods sold.

As a result, as the advertising credits are used, cost of goods sold decreases and gross margin increases both in the aggregate and as a percentage of net sales.

H.       Income Taxes

The provision for income taxes for the periods ended June 30, 2000 and 1999 reflects an effective tax rate of approximately 38%.

I.       License and Distribution Agreements

As of June 30, 2000 and March 31, 2000, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products under the trademarks for Perry Ellis, Ocean Pacific ("OP"), and Phantom.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

Effective January 1, 2000, the Company entered into an exclusive license agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the western hemisphere. The Company anticipates launching the first PEZ fragrances for Summer 2001 season.

On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitled the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On April 28, 2000, the parties agreed to extend the sales period until June 30, 2000. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations. As discussed above, on June 29, 2000, the Company entered into a barter agreement covering all of its remaining Baryshnikov finished goods inventory.



                                     * * * *

Item 2.    Management's Discussion and Analysis of Financial
------     -------------------------------------------------
            Condition and Results of Operations
           ------------------------------------

The Company may periodically release forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, collectability of trade receivables from related parties, future trends in sales and the Company's ability to introduce new products in a cost-effective manner. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's (the Company's) financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

On June 29, 2000, the Company entered into a barter agreement for which it received $1.2 million of advertising credits in exchange for all of its remaining finished goods inventory of Baryshnikov products. See Note G to the accompanying Consolidated Financial Statements for further discussion.

On June 1, 2000, the Company entered into a new subordinated note agreement with Perfumania, Inc. See Note E to the accompanying Consolidated Financial Statements for further discussion.

On May 25, 2000, the Company entered into a forbearance and amendment agreement with General Electric Credit Corporation. See "Liquidity and Capital Resources" for further discussion.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 2000 with the three-month
--------------------------------------------------------------------------------
period ended June 30, 1999.
--------------------------

During the quarter ended June 30, 2000, net sales increased 13% to $16,911,185 as compared to $14,929,833 for the same period for the prior year. The increase is mainly attributable to improvement in international gross sales from $3,839,844 to $5,356,791, the continuing strength of Perry Ellis brand products and the $1,200,000 barter sale of Baryshnikov brand products discussed above. Excluding comparative sales of Baryshnikov brand products, net sales increased 6% during the current period. Approximately $2,191,000 and $1,475,000 of the increase is related to the initial launches of the Perry Ellis "Portfolio for Men" (August 1999) and "Portfolio for Women" (March 2000) fragrances, respectively, which are expected to continue their roll-out through the Fall 2000 season. Total gross sales of all Perry Ellis brands increased 15% compared to the same period in the prior year from $10,813,515 to $12,447,534.

Sales to unrelated customers increased 45% to $9,595,519 in the current period, compared to $6,623,323 in the same period in the prior year, reflecting the improvement in international sales and the continued launch of the Perry Ellis "Portfolio" products. Sales to related parties decreased 12% to $7,315,666 in the current quarter compared to $8,306,510 in the same period in the prior fiscal year.

Cost of goods sold decreased as a percentage of net sales from 45% for the quarter ended June 30, 1999 to 43% for the current quarter, including the effect of the barter transaction. Without the effect of the barter transaction, cost of goods sold for the current quarter would have been 40%. The decrease was mainly attributable to the sale of certain closeout merchandise to international customers at below cost during the prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 40% and 41%, respectively, during the quarter ended June 30, 2000, as compared to 45% and 44%, respectively, in the prior year comparable quarter, excluding the effect of the barter transaction.

Operating expenses increased by 18% compared to the prior fiscal year from $6,899,851 to $8,115,011, increasing as a percentage of net sales from 46% to 48%. Advertising and promotional expenses increased 27% to $4,400,212 compared to $3,454,120 in the prior year period, the necessary investment to fund the continuing launch costs for "Portfolio". Selling and distribution costs increased 17% to $1,556,095 in the current fiscal period as compared to $1,324,759 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses increased by 13% compared to the prior year period from $930,229 to $1,050,224, remaining relatively constant at 6% of net sales. Depreciation and amortization decreased by $81,978 or 13% during the current period from $620,230 to $538,252, reflecting the full amortization as of March 31, 2000 of goodwill in connection with the cancelled Baryshnikov license agreement. Royalties remained relatively constant at approximately $570,000, decreasing as a percentage of sales from 4% to 3%, as guaranteed minimum royalties for the Baryshnikov brand during the prior year period are no longer required as the license was cancelled.

As a result of the above, the Company had operating income of $1,521,402 or 9% of net sales for the three-month period ended June 30, 2000, compared to $1,327,007 or 9% of net sales for the comparable period in the prior year. Net interest expense decreased slightly to $229,651 in the current fiscal year as compared to $232,775 in the same period in the prior year. Income before taxes for the current fiscal year was $1,291,751, or 8% of net sales compared to $1,094,232 or 7% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $800,886 or 5% of net sales for the current quarter ended June 30, 2000, as compared to $678,424 or 5% of net sales for the same quarter in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital decreased to $30,401,745 as of June 30, 2000, compared to $34,753,382 at March 31, 2000, reflecting the current period's net income, offset by the reduction in the unrealized holding gain on investment in affiliate and the purchase of approximately $1,142,000 in treasury stock as discussed below.

In September 1999, the Company completed the fourth phase of its common stock buy-back program and the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of June 30, 2000, the Company has repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

In May 1997, the Company entered into a three-year loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC). Under the Credit Agreement, the Company was able to borrow, on a revolving basis, depending on the availability of a borrowing base, up to $25,000,000 at an interest rate of LIBOR plus 2.50% or .75% in excess of the Wall Street Journal prime rate, at the Company's option.

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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC has agreed to extend the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

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

This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Year 2000 ("Y2K") Issues
------------------------

As of June 30, 2000, the Company's management information system hardware consisted of an IBM AS 400, coupled with networked personal computer workstations. The Company has upgraded its JD Edwards software to the latest release, which is Y2K compliant. JD Edwards released its final Y2K upgrade during September 1999 which was implemented by the Company. In connection therewith, a hardware upgrade was completed on its 9406 processor from a model 310 to a model 620, which more than doubled the commercial processing workload
(CPW) to support the new release and other business applications. In addition, the upgrade of the Company's Pitney Bowes shipping system was completed during November 1999. The new upgrade interfaces fully with the AS400 and JD Edwards software. The costs incurred in connection with the upgrades, including outside consultants, amounted to approximately $400,000.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risks
-------            -----------------------------------------------------------

During the quarter ended June 30, 2000, there have been no material changes in the information about the Company's market risks as of March 31, 2000, as set forth in Item 7A of the 2000 Form 10-K.


PART II.           OTHER INFORMATION
                   -----------------

Item 1.            Legal Proceedings
                   -----------------
There are no legal proceedings of any significance.


Item 6.            Exhibits and Reports on Form 8-K
                   --------------------------------
(a)      Exhibits - None

(b)      There were no filings on Form 8-K during the period.

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



Date:    August 11, 2000