Form 10-Q/A
period 2000-06-30
PARLUX FRAGRANCES INC
filed 2000-09-29
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------
                                   FORM 10-Q/A

( Mark One )

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
                           -------


                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       22-2562955
--------------------------------------        --------------------------------
(State or other jurisdiction                   (IRS employer identification no.)
 of incorporation or organization)


3725 S.W. 30th Avenue, Ft. Lauderdale, FL                    33312
------------------------------------------    ----------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code             954-316-9008
                                                     ---------------------------


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

Yes   X    No ____
    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No ____
    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 11, 2000, 9,969,184 shares of the issuer's common stock were outstanding.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)  Reports on Form 8-K

     As disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 11, 2000, on April 4, 2000, PricewaterhouseCoopers LLP ("PwC"), notified the Company that upon completion of their audit of the Company's consolidated financial statements for the fiscal year ended March 31, 2000, they would resign as the Company's independent certified public accountants.

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

     The Company's Audit Committee will select a successor independent certified public accounting firm once they review the qualifications and meet with potential applicants. The Company anticipates completing the selection process prior to filing its Form 10-Q for the quarter ending September 30, 2000.

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



Date:    September 29, 2000