Form 10-Q
period 2000-09-30
PARLUX FRAGRANCES INC
filed 2000-11-13
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                               ------------------
                                    Or______

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

Yes         No ____
    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 13, 2000, 9,969,184 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

See pages 7 to 17.

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

Recent Developments
-------------------

On August 18, 2000 and September 28, 2000, the Company entered into amended and restated forbearance and amendment agreements with General Electric Credit Corporation. See "Liquidity and Capital Resources" for further discussion.

On June 29, 2000, the Company entered into a barter agreement for which it received $1.2 million of advertising credits in exchange for all of its remaining finished goods inventory of Baryshnikov products. See Note G to the accompanying Consolidated Financial Statements for further discussion.

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 2000 with the
----------------------------------------------------------------------
three-month period ended September 30, 1999.
--------------------------------------------

During the quarter ended September 30, 2000, net sales decreased 8% to $18,199,377 as compared to $19,701,502 for the same period for the prior year. The decrease is mainly attributable to the decrease in sales to related parties.

Sales to related parties decreased 47% to $4,715,675 in the current quarter compared to $8,938,164 in the same period in the prior fiscal year. Sales to unrelated customers increased 25% to $13,483,702 in the current period, compared to $10,763,338 in the same period in the prior year, reflecting the continued launch of the Perry Ellis "Portfolio" products and the improvement in international sales.

International gross sales increased from $5,646,286 to $9,307,105. Approximately $2,433,000 of the total sales increase is related to the initial launch of the "Portfolio for Women" (March 2000) fragrance, which is expected to continue its roll-out through the Fall 2000 season.

Cost of goods sold decreased as a percentage of net sales from 46% for the quarter ended September 30, 1999 to 38% for the current quarter. The decrease was mainly attributable to the sale of certain closeout merchandise to international customers at below cost during the prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 40% and 34%, respectively, during the quarter ended September 30, 2000, as compared to 46% and 45%, respectively, in the prior year comparable quarter.

Operating expenses increased by 4% compared to the prior fiscal year from $7,736,395 to $8,070,144, increasing as a percentage of net sales from 39% to 44%. Advertising and promotional expenses decreased 1% to $3,589,318 compared to $3,612,416 in the prior year period. Selling and distribution costs increased 10% to $1,610,193 in the current fiscal period as compared to $1,461,583 in the same period of the prior fiscal year, increasing as a percentage of net sales from 7% to 9%. General and administrative expenses increased by 89% compared to the prior year period from $983,923 to $1,862,885, which was mainly attributable to an increase of approximately $800,000 in bad debt expense for international customers. Depreciation and amortization decreased by $402,860 or 41% during the current period from $982,709 to $579,849, reflecting the full amortization as of March 31, 2000 of goodwill in connection with the cancelled Baryshnikov license agreement. Royalties decreased to $427,899 for the current period compared to $695,764 in the prior year period, decreasing as a percentage of sales from 4% to 2% as guaranteed minimum royalties for the Baryshnikov brand during the prior year period are no longer required as the license was cancelled.

As a result of the above, the Company had operating income of $3,132,302 or 17% of net sales for the three-month period ended September 30, 2000, compared to $2,964,309 or 15% of net sales for the comparable period in the prior year. Net interest expense decreased to $227,583 in the current fiscal year as compared to $353,802 in the same period in the prior year, reflecting interest earned on notes receivable during the current period. Income before taxes for the current fiscal year was $2,907,825 or 16% of net sales compared to $2,610,507 or 13% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $1,802,851 or 10% of net sales for the current quarter ended September 30, 2000, as compared to $1,618,514 or 8% of net sales for the same quarter in the prior fiscal year.

Comparison of the six-month period ended September 30, 2000 with the six-month
------------------------------------------------------------------------------
period ended September 30, 1999.
-------------------------------

During the six-month period ended September 30, 2000, net sales increased 1% to $35,110,562 as compared to $34,631,335 for the same period for the prior year. The increase is mainly attributable to the $1,200,000 barter sale of Baryshnikov brand products discussed above. Excluding comparative sales of Baryshnikov brand products, net sales decreased 1% during the current period.

Sales to related parties decreased 30% to $12,031,341 in the current period compared to $17,244,674 in the same period in the prior fiscal year. Sales to unrelated customers increased 33% to $23,079,221 in the current period, compared to $17,386,661 in the same period in the prior year, reflecting the continued launch of the Perry Ellis "Portfolio" products and the improvement in international sales.

Approximately $1,101,000 and $3,908,000 of the total gross sales increase is related to the initial launches of the Perry Ellis "Portfolio for Men" (August
1999) and "Portfolio for Women" (March 2000) fragrances, respectively, which are expected to continue their roll-out through the Fall 2000 season. International gross sales increased 55% from $9,486,131 to $14,663,896 reflecting the economic difficulties encountered during the prior year period. U.S. domestic gross sales also increased 5% during the six-month period, from $9,415,394 to $9,886,040.

Cost of goods sold decreased as a percentage of net sales from 45% for the six-month period ended September 30, 1999 to 41% for the current period, including the effect of the barter transaction. Without the effect of the barter transaction, cost of goods sold for the current period would have been 39%. The decrease was mainly attributable to the sale of certain closeout merchandise to international customers at below cost during the prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 41% and 39%, respectively, during the six months ended September 30, 2000, as compared to 46% and 45%, respectively, in the prior year comparable period, excluding the effect of the barter transaction.

Operating expenses for the current six-month period increased by 11% compared to the prior fiscal year from $14,636,246 to $16,185,155, increasing as a percentage of net sales from 42% to 46%. Advertising and promotional expenses increased 13% to $7,989,530 compared to $7,066,536 in the prior year period, reflecting the launch costs for "Portfolio". Selling and distribution costs increased 14% to $3,166,288 in the current fiscal period as compared to $2,786,342 in the same period of the prior fiscal year, increasing as a percentage of net sales from 8% to 9%. General and administrative expenses increased by 52% compared to the prior year period from $1,914,152 to $2,913,109, which was mainly attributable to an increase of approximately $900,000 in bad debt expense for international customers. Depreciation and amortization decreased by $484,838 or 30% during the current period from $1,602,939 to $1,118,101, reflecting the full amortization as of March 31, 2000 of goodwill in connection with the cancelled Baryshnikov license agreement. Royalties decreased to $998,127 for the current period compared to $1,266,277 in the prior year period, decreasing as a percentage of sales from 4% to 3%, as guaranteed minimum royalties for the Baryshnikov brand during the prior year period are no longer required as the license was cancelled.

As a result of the above, the Company had operating income of $4,653,704 or 13% of net sales for the six-month period ended September 30, 2000, compared to $4,291,316 or 12% of net sales for the comparable period in the prior year. Net interest expense decreased to $457,234 in the current fiscal year as compared to $586,577 in the same period in the prior year, reflecting interest earned on notes receivable during the current period. Income before taxes for the current fiscal year was $4,199,576, or 12% of net sales compared to $3,704,739 or 11% of net sales in the same period in the prior year.

Giving effect to the tax provision, net income amounted to $2,603,737 or 7% of net sales for the six months ended September 30, 2000, as compared to $2,296,938 or 7% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital decreased to $30,834,482 as of September 30, 2000, compared to $34,753,382 at March 31, 2000, reflecting the current period's net income, offset by the unrealized holding loss on investment in affiliate and the purchase of approximately $1,142,000 in treasury stock as discussed below.

In September 1999, the Company completed the fourth phase of its common stock buy-back program and the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of September 30, 2000, the Company has repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523. The accompanying consolidated balance sheets also reflect an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC originally extended the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

On August 18, 2000, GECC extended the maturity until September 29, 2000, reduced the borrowing limit to $14 million and increased the interest rate to LIBOR plus 3.0% or 2.0% in excess of the prime rate. On September 28, 2000, GECC extended the maturity until November 30, 2000, and increased the interest rate to prime plus 4%.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of September 30, 2000, the Company has not obtained financing from an alternative source.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risks
-------           -----------------------------------------------------------

During the quarter ended September 30, 2000, there have been no material changes in the information about the Company's market risks as of March 31, 2000, as set forth in Item 7A of the 2000 Form 10-K.

PART II.           OTHER INFORMATION
                   -----------------

Item 1.            Legal Proceedings
                   -----------------

There are no legal proceedings of any significance.

Item 4.            Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

On October 12, 2000, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

                   (a)      Nomination and Election of Directors
                            ------------------------------------

                            The seven nominees named in the proxy statement were elected, with each director receiving more than 99% of the votes cast.

                   (b)      Adoption of Parlux Fragrances, Inc. Employee
                            --------------------------------------------
                            Stock Option Plan - 2000
                            ------------------------

                            Over 89% of the votes were cast in favor of the proposal.

Item 6.            Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a)      Exhibit No.    Description
                            -----------    ------------
                              4.27         Third Forbearance and Amendment
                                           Agreement, dated September 28, 2000,
                                           between the Company and General
                                           Electric Capital Corporation.

                              27           Financial Data Schedule (for
                                           (SEC use only)


                   (b)      There were no filings on Form 8-K during the period.

      PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
      ----------------------------------------

            CONSOLIDATED BALANCE SHEETS
            ---------------------------

                                                                          September 30,     March 31,
                                                                              2000            2000
                                                                          ------------    ------------
                                                                           (Unaudited)
ASSETS
-------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $     24,703    $     17,464
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,753,000 and $3,320,000, respectively                                   6,890,108       6,066,149
  Trade receivables from related parties                                    12,687,712       9,561,550
  Note receivable from related party                                         3,531,184       2,500,000
  Inventories, net                                                          24,508,520      23,419,613
  Prepaid expenses and other current assets                                  8,995,200       8,392,277
  Investment in affiliate                                                    1,512,406       8,034,657
                                                                          ------------    ------------

    TOTAL CURRENT ASSETS                                                    58,149,833      57,991,710
Equipment and leasehold improvements, net                                    2,332,776       2,289,159
Trademarks, licenses and goodwill, net                                      20,994,929      21,468,737
Other                                                                           61,276         112,422
                                                                          ------------    ------------

    TOTAL ASSETS                                                          $ 81,538,814    $ 81,862,028
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                             $ 12,856,196    $  9,993,966
  Accounts payable                                                          11,205,516      10,554,068
  Accrued expenses                                                             817,469       1,379,483
  Income taxes payable                                                       2,436,170       1,310,811
                                                                          ------------    ------------

    TOTAL CURRENT LIABILITIES                                               27,315,351      23,238,328
Borrowings, less current portion                                             2,069,041       2,571,252
Deferred tax liability                                                       1,067,143       2,407,664
                                                                          ------------    ------------

    TOTAL LIABILITIES                                                       30,451,535      28,217,244
                                                                          ------------    ------------

COMMITMENTS  AND CONTINGENCIES                                                      --              --
                                                                          ------------    ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at September 30, and March 31                    --              --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized, 17,986,315 and 17,973,103 shares
   issued at September 30, and March 31, 2000, respectively                    179,863         179,731
  Additional paid-in capital                                                74,001,718      73,977,590
  Retained earnings (accumulated deficit)                                    2,130,399        (473,338)
  Accumulated other comprehensive income (loss)                             (2,210,789)      1,834,607
  Notes receivable from officer                                               (896,917)       (899,105)
                                                                          ------------    ------------
                                                                            73,204,274      74,619,485
  Less - 8,017,131 and 7,856,798 shares of common stock in
   treasury, at cost, at September 30, and March 31, 2000, respectively    (22,116,995)    (20,974,701)
                                                                          ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                              51,087,279      53,644,784
                                                                          ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 81,538,814    $ 81,862,028
                                                                          ============    ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                                   -----------

                                                              Three Months Ended September 30,      Six Months Ended September 30,
                                                              -------------------------------       -------------------------------

                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Net sales:
   Unrelated customers                                        $ 13,483,702       $ 10,763,338       $ 23,079,221       $ 17,386,661
   Related parties                                               4,715,675          8,938,164         12,031,341         17,244,674
                                                              ------------       ------------       ------------       ------------

                                                                18,199,377         19,701,502         35,110,562         34,631,335

Cost of goods sold                                               6,996,931          9,000,798         14,271,703         15,703,773
                                                              ------------       ------------       ------------       ------------


Gross margin                                                    11,202,446         10,700,704         20,838,859         18,927,562
                                                              ------------       ------------       ------------       ------------


Operating expenses:
  Advertising and promotional                                    3,589,318          3,612,416          7,989,530          7,066,536
  Selling and distribution                                       1,610,193          1,461,583          3,166,288          2,786,342
  General and administrative, net of licensing
    fees of $162,500 and $325,000 in 2000 and
    fees of $162,500 and $315,500 in 1999                        1,862,885            983,923          2,913,109          1,914,152
  Depreciation and amortization                                    579,849            982,709          1,118,101          1,602,939
  Royalties                                                        427,899            695,764            998,127          1,266,277
                                                              ------------       ------------       ------------       ------------

  Total operating expenses                                       8,070,144          7,736,395         16,185,155         14,636,246
                                                              ------------       ------------       ------------       ------------

Operating income                                                 3,132,302          2,964,309          4,653,704          4,291,316

Interest income                                                    130,795                593            233,706             92,976
Interest expense and bank charges                                 (358,378)          (354,395)          (690,940)          (679,553)
Exchange gains                                                       3,106                 --              3,106                 --
                                                              ------------       ------------       ------------       ------------

Income before income taxes                                       2,907,825          2,610,507          4,199,576          3,704,739

Income taxes provision                                          (1,104,974)          (991,993)        (1,595,839)        (1,407,801)
                                                              ------------       ------------       ------------       ------------

Net income                                                    $  1,802,851       $  1,618,514       $  2,603,737       $  2,296,938
                                                              ============       ============       ============       ============





Income per common share:
     Basic                                                    $       0.18       $       0.12       $       0.26       $       0.17
                                                              ============       ============       ============       ============
     Diluted                                                  $       0.17       $       0.12       $       0.25       $       0.17
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)
                                   -----------



                                                                      COMMON STOCK                             RETAINED
                                                               ---------------------------    ADDITIONAL       EARNINGS
                                                                  NUMBER           PAR          PAID-IN      (ACCUMULATED
                                                                  ISSUED          VALUE         CAPITAL        DEFICIT)
                                                               ------------    ------------   ------------   ------------
BALANCE at March 31, 1998                                        17,447,478    $    174,475   $ 73,007,949   ($ 5,764,404)

  Comprehensive income:
   Net income                                                            --              --             --      1,418,455
   Foreign currency translation adjustment                               --              --             --             --

    Total comprehensive income

  Issuance of common stock upon exercise of employee options         15,000             150         22,637             --
  Purchase of 1,165,276 shares of treasury stock, at cost                --              --             --             --
  Notes receivable from officer                                          --              --             --             --
                                                               ------------    ------------   ------------   ------------

BALANCE at March 31, 1999                                        17,462,478         174,625     73,030,586     (4,345,949)

  Comprehensive income:
   Net income                                                            --              --             --      3,872,611
   Unrealized holding gains on investment in affiliate, net
    of taxes of $1,340,521                                               --              --             --             --
   Foreign currency translation adjustment                               --              --             --             --


    Total comprehensive income

  Issuance of common stock upon exercise of:
   Employee stock options                                            10,625             106         14,504         14,610
   Warrants                                                         500,000           5,000        932,500             --
  Purchase of 4,049,767 shares of treasury stock, at cost                --              --             --             --
  Notes receivable from officer                                          --              --             --             --
                                                               ------------    ------------   ------------   ------------

 BALANCE at March 31, 2000                                       17,973,103         179,731     73,977,590       (473,338)

  Comprehensive income:
   Net income                                                            --              --             --      2,603,737
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $2,478,455                                       --              --             --             --
   Foreign currency translation adjustment                               --              --             --             --


    Total comprehensive loss                                     (1,441,659)

  Issuance of common stock upon exercise of:
   Employee stock options                                            13,212             132         24,128
  Purchase of 312,333 shares of treasury stock, at cost                  --              --             --             --
  Notes receivable from officer                                          --              --             --             --
                                                               ------------    ------------   ------------   ------------

BALANCE at September 30, 2000                                    17,986,315    $    179,863   $ 74,001,718   $  2,130,399
                                                               ============    ============   ============   ============

[RESTUBBED]


                                                                 ACCUMULATED                       NOTES
                                                                   OTHER                         RECEIVABLE
                                                                COMPREHENSIVE     TREASURY         FROM
                                                                (LOSS) INCOME(1)    STOCK          OFFICER         TOTAL
                                                                 ------------    ------------    ------------    ------------
BALANCE at March 31, 1998                                      ($   355,331)   ($ 5,894,250)   ($   150,000)   $ 61,018,439

  Comprehensive income:
   Net income                                                            --              --              --       1,418,455
   Foreign currency translation adjustment                            3,826              --              --           3,826
                                                                                                               ------------
    Total comprehensive income                                                                                    1,422,281
                                                                                                               ------------
  Issuance of common stock upon exercise of employee options             --              --              --          22,787
  Purchase of 1,165,276 shares of treasury stock, at cost                --      (2,332,817)             --      (2,332,817)
  Notes receivable from officer                                          --              --        (276,446)       (276,446)
                                                               ------------    ------------    ------------    ------------

BALANCE at March 31, 1999                                          (351,505)     (8,227,067)       (426,446)     59,854,244

  Comprehensive income:
   Net income                                                            --              --              --       3,872,611
   Unrealized holding gains on investment in affiliate, net
    of taxes of $1,340,521                                        2,187,166              --              --       2,187,166
   Foreign currency translation adjustment                           (1,054)             --              --          (1,054)
                                                                                                              ------------

    Total comprehensive income                                                                                    6,058,723

                                                                                                              ------------
  Issuance of common stock upon exercise of:
   Employee stock options                                                                                            14,610
   Warrants                                                                                                         937,500
  Purchase of 4,049,767 shares of treasury stock, at cost                --     (12,747,634)                    (12,747,634)
  Notes receivable from officer                                          --              --        (472,659)       (472,659)
                                                               ------------    ------------    ------------    ------------

 BALANCE at March 31, 2000                                        1,834,607     (20,974,701)       (899,105)     53,644,784

  Comprehensive income:
   Net income                                                            --              --              --       2,603,737
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $2,478,455                               (4,043,796)             --              --      (4,043,796)
   Foreign currency translation adjustment                           (1,600)             --              --          (1,600)
                                                                                                              ------------

    Total comprehensive loss                                                                                     (1,441,659)
                                                                                                              ------------
  Issuance of common stock upon exercise of:
   Employee stock options                                                                                            24,260
  Purchase of 312,333 shares of treasury stock, at cost                  --      (1,142,294)                     (1,142,294)
  Notes receivable from officer                                          --              --           2,188           2,188
                                                               ------------    ------------    ------------    ------------
BALANCE at September 30, 2000                                  $ (2,210,789)   $(22,116,995)   $   (896,917)   $ 51,087,279
                                                               ============    ============    ============    ============

(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains and losses on investment in affiliate.



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                                                                            Six months ended September 30,
                                                                                           --------------------------------

                                                                                              2000                  1999
                                                                                           -----------          -----------
Cash flows from operating activities:
Net income                                                                                 $ 2,603,737          $ 2,296,938
                                                                                           -----------          -----------

Adjustments to reconcile net income
 to net cash (used in) provided by operating activities:
Depreciation and amortization                                                                1,118,101            1,602,939
Provision for doubtful accounts                                                              1,147,000              245,000
Reserve for prepaid promotional supplies and inventory obsolescence                            450,000              700,000
Changes in assets and liabilities:
   Increase in trade receivables - customers                                                (1,970,959)          (2,912,637)
   Increase in note and trade receivables - related parties                                 (4,157,346)          (5,828,782)
   Increase in inventories                                                                  (1,066,726)          (2,634,052)
   Decrease in prepaid expenses and other current assets                                        62,831            1,785,788
   Decrease in other non-current assets                                                         51,146                  531
   Increase in accounts payable                                                                651,448            4,099,686
   Increase in accrued expenses and income taxes payable                                       563,345            1,091,258
                                                                                           -----------          -----------

            Total adjustments                                                               (3,151,160)          (1,850,269)
                                                                                           -----------          -----------

                       Net cash (used in) provided by operating activities                    (547,423)             446,669
                                                                                           -----------          -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                             (625,893)            (594,878)
Purchase of trademarks                                                                         (62,018)             (51,424)
                                                                                           -----------          -----------

                       Net cash used in investing activities                                  (687,911)            (646,302)
                                                                                           -----------          -----------

Cash flows from financing activities:
Proceeds - note payable to GE Capital                                                        2,838,175            3,779,055
Payments - note payable to Fred Hayman Beverly Hills                                          (313,997)            (292,101)
Payments - note payable to Lyon Credit Corp.                                                   (99,623)             (89,226)
Payments - note payable to Bankers Capital Leasing                                             (64,536)             (59,930)
Payments - other notes payable                                                                      --              (26,146)
Notes receivable from officer                                                                    2,188             (577,841)
Purchases of treasury stock                                                                 (1,142,294)          (2,565,596)
Proceeds from issuance of common stock                                                          24,260                   --
                                                                                           -----------          -----------

                       Net cash provided by financing activities                             1,244,173              168,215
                                                                                           -----------          -----------


Effect of exchange rate changes on cash                                                         (1,600)                 328
                                                                                           -----------          -----------

Net increase (decrease) in cash and cash equivalents                                             7,239              (31,090)
Cash and cash equivalents, beginning of period                                                  17,464              184,148
                                                                                           -----------          -----------

Cash and cash equivalents, end of period                                                   $    24,703          $   153,058
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

                                   (Unaudited)

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of September 30, 2000, the Company has not obtained financing from an alternative source.

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

Certain reclassifications were made to the September 30, 1999 financial statements to conform with the presentation of the September 30, 2000 financial statements.

B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                      September 30, 2000          March 31, 2000
                                      ------------------          --------------

Finished products                         $14,081,803               $13,616,034
Components and packaging material           7,368,818                 6,780,534
Raw material                                3,057,899                 3,023,045
                                          -----------               -----------
                                          $24,508,520               $23,419,613
                                           ==========                ==========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,025,000 and $1,845,000 at September 30, 2000 and March 31, 2000, respectively. The above amounts are net of reserves for potential inventory obsolescence of approximately $1,985,000 and $1,520,000 at September 30, 2000 and March 31, 2000, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, are attributable to the following brands:

                                      September 30, 2000         March 31, 2000
                                      ------------------         --------------
Owned Brands:
  Alexandra de Markoff                   $11,191,174              $11,191,171
  Fred Hayman Beverly Hills                2,820,037                2,804,864
  Bal A Versailles                         2,948,942                2,948,942
  Animale                                  1,570,121                1,523,824
  Other                                      216,045                  215,714
Licensed Brands:
  Perry Ellis                              7,963,969                7,963,755
                                         -----------              -----------
                                          26,710,288               26,648,270

Less: accumulated amortization            (5,715,359)             (5,179,533)
                                          -----------             -----------
                                         $20,994,929              $21,468,737
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

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                 September 30, 2000      March 31, 2000
                                                                 ------------------      --------------
Revolving credit facility payable to General Electric
Capital Corporation, interest at LIBOR plus 3% or
prime (9.50% at September 30, 2000) plus 4%, at the
Company's option, net of restricted cash of $537,403
and $2,468,377 at September 30 and March 31, 2000,
respectively                                                      $ 11,763,788           $  8,925,613

Note payable to Fred Hayman Beverly Hills (FHBH),
collateralized by the acquired licensed trademarks,
interest at 7.25%, payable in equal monthly
installments of $69,863, including interest, through
June 2004                                                            2,717,410              3,031,407

Note payable to Lyon Credit Corporation,
collateralized by certain equipment, interest at 11%,
payable in equal monthly installments of $19,142,
including interest, through September 2001                             216,498                316,121

Capital lease payable to Bankers Leasing,
collateralized by certain computer hardware and
software, payable in quarterly installments of $36,378,
including interest, through January 2002                               208,672                273,208

Other notes payable                                                     18,869                 18,869
                                                                  ------------           ------------

                                                                    14,925,237             12,565,218

Less: long-term borrowings                                          (2,069,041)            (2,571,252)
                                                                  ------------           ------------

Short-term borrowings                                             $ 12,856,196           $  9,993,966
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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC originally extended the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, more in line with the Company's current needs.

On August 18, 2000, GECC extended the maturity until September 29, 2000, reduced the borrowing limit to $14 million and increased the interest rate to LIBOR plus 3.0% or 2.0% in excess of the prime rate. On September 28, 2000, GECC extended the maturity until November 30, 2000, and increased the interest rate to prime plus 4%.

At September 30, 2000, based on the borrowing base at that date, the credit line amounted to approximately $14,000,000, and accordingly, the Company had approximately $1,849,000 available under the credit line, excluding the effect of restricted cash of approximately $537,000.

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

E.       Related Parties Transactions

As of September 30, 2000, the Company had loaned a total of $896,917 ($899,105 at March 31, 2000) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 10% per annum, and are due in one balloon payment on March 31, 2001. As of this date, interest payments are current through June 30, 2000.

The Company had net sales of $12,031,341 and $17,244,674 during the six-month periods ended September 30, 2000 and September 30, 1999, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $12,687,712 and $3,531,184, respectively, at September 30, 2000 ($9,561,550 and $2,500,000, respectively, at March 31, 2000). Amounts due from related parties are non-interest bearing and are realizable in less than one year, except for the subordinated note receivable discussed below.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. (In accordance with generally accepted accounting principles, these securities are considered available-for-sale securities and must be recorded at fair value. Changes in unrealized gains and losses are charged or credited as a component of accumulated other comprehensive income, net of tax, and are included in the accompanying consolidated statement of changes in stockholders' equity at March 31, 2000). In connection with the agreement for the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the demand registration was requested on March 3, 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. A registration statement was filed by ECMV during April 2000, which became effective in June 2000. As of September 30, 2000, the fair market value of the investment in ECMV is $1,512,406 ($1.00 per share).

In addition, on October 4, 1999, the parties entered into an agreement, which converted $8 million of the outstanding trade receivable into a subordinated secured note receivable. The note bore interest at prime plus one percent and was repayable in installments of $3,000,000 in October 1999, six equal monthly installments of $500,000 from November 1999 through April 2000, with the balance of $2,000,000 due on May 31, 2000. As of March 31, 2000, $5,500,000 of the note receivable had been repaid in accordance with its terms.

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

During the period of April 1, 2000 through September 30, 2000, the Company received cash payments of $7.79 million from Perfumania, including the April installment and May interest payment due under the October 4, 1999 note, as well as the July, August and September installments under the new note.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through October 2000. In addition, during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares and five hundred thousand shares in January 2000 and May 2000, respectively, generating over $25 million in cash from the four transactions. Additionally, during May 2000, Perfumania entered into a new $40 million line of credit agreement with General Motors Commercial Credit Corporation. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

During the period of October 1, 2000 through November 10, 2000, the Company received additional cash payments of $1.27 million from Perfumania, including the October and November installments due under the new note receivable.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                                       Three Months Ended September 30,
                                                                                      -----------------------------------
                                                                                          2000                  1999
                                                                                      ------------            -----------
Net income                                                                            $  1,802,851            $ 1,618,514
                                                                                      ============            ===========
Weighted  average  number of shares outstanding used in basic
    earnings per share calculation                                                       9,969,151             12,981,594
                                                                                      ============            ===========
Basic net income per common share                                                     $       0.18            $      0.12
                                                                                      ============            ===========

Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                       9,969,151             12,981,594
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                                428,940                105,476
                                                                                      ------------            -----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                      10,398,091             13,087,069
                                                                                      ============            ===========
Diluted net income per common share                                                   $       0.17            $      0.12
                                                                                      ============            ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                            1,304,975              2,014,500
                                                                                      ============            ===========

Exercise Price                                                                        $2.82-$8.00             $2.00-$8.00
                                                                                      ============            ===========



                                                                                         Six Months Ended September 30,
                                                                                      ------------            -----------
                                                                                          2000                  1999
                                                                                      ------------            -----------
Net income                                                                             $  2,603,737           $ 2,296,938
                                                                                       ============           ===========
Weighted average number of shares  outstanding used in basic
    earnings per share calculation                                                       10,019,591            13,283,695
                                                                                       ============           ===========
Basic net income per common share                                                      $       0.26           $      0.17
                                                                                       ============           ===========

Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                       10,019,591            13,283,695
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                                 528,517                81,156
                                                                                       ------------           -----------
Weighted average number of shares outstanding used in  diluted
    earnings per share calculation                                                       10,548,108            13,364,851
                                                                                       ============           ===========
Diluted net income per common share                                                    $       0.25           $      0.17
                                                                                       ============           ===========

Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock                                             1,238,365          2,565,032
                                                                                       ============        ===========

Exercise Price                                                                         $3.13-$8.00         $1.88-$8.00
                                                                                       ============        ===========

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                               Six-months ended September 30,

                                                  2000              1999
                                                  ----              ----
                 Cash paid for:
                     Interest                   $576,147     $   577,893
                     Income taxes               $470,480     $     25,420

In addition to the conversion of trade accounts receivable in the amount of $4,506,970, discussed in Note E, the following non-cash transaction was entered into during the six months ended September 30, 2000:

During June 2000, the Company entered into a barter agreement for which it received $1,200,000 of advertising credits in exchange for all of its remaining finished goods inventory of Baryshnikov products.

The Company deferred the gross margin of $472,181 on the barter sale until the advertising is used, and recorded the advertising credits, net of unearned income, as a prepaid expense in the accompanying September 30, 2000 balance sheet, while increasing cost of goods sold for an equal amount. As advertising credits are used by the Company, advertising and promotional expense will be charged, a pro-rata share of the unearned income debited, with a corresponding credit to cost of goods sold. As a result, as the advertising credits are used, cost of goods sold decreases and gross margin increases both in the aggregate and as a percentage of net sales.

H.       Income Taxes

The provision for income taxes for the periods ended September 30, 2000 and 1999 reflects an effective tax rate of approximately 38%.

I.       License and Distribution Agreements

As of September 30, 2000 and March 31, 2000, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products under the trademarks for Perry Ellis, Ocean Pacific ("OP"), and Phantom.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and for the Perry Ellis and OP agreements, spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

Effective January 1, 2000, the Company entered into an exclusive license agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the western hemisphere. The Company anticipates launching the first PEZ fragrances for Summer 2001 season.

On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitled the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On April 28, 2000, the parties agreed to extend the sales period until September 30, 2000. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000. Management believes that the effect of this matter will not have a material adverse effect on the Company's financial position or results of operations. As discussed above, on June 29, 2000, the Company entered into a barter agreement covering all of its remaining Baryshnikov finished goods inventory.

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



Date:    November 13, 2000