Form 10-Q
period 2000-12-31
PARLUX FRAGRANCES INC
filed 2001-02-12
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

( Mark One )

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                December 31, 2000
                                               ------------------
                                    Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes         No
    -------    -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 12, 2001, 9,969,434 shares of the issuer's common stock were outstanding.

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements
------     --------------------

See pages 7 to 17.

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
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

Recent Developments
-------------------

On November 28, 2000, December 27, 2000, and January 31, 2001, the Company entered into amended and restated forbearance and amendment agreements with General Electric Capital Corporation. See "Liquidity and Capital Resources" for further discussion.

In August 2000, the Company became aware of esthetic problems in two of its fragrance brands. These problems were traced to production runs manufactured prior to December 1999, using common components which apparently caused the fragrances to deteriorate over time. After extensive internal and external evaluation and testing, inventories of these production runs were segregated and shipments of these production runs were halted in November 2000.

There are no product safety issues involved, and the Company believes that the esthetic problems have been corrected for future production.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 2000 with the
---------------------------------------------------------------------
three-month period ended December 31, 1999.
-------------------------------------------

During the quarter ended December 31, 2000, net sales increased 21% to $20,149,871 as compared to $16,631,430 for the same period for the prior year.

Sales to unrelated customers increased 13% to $12,641,924 in the current period, compared to $11,198,555 in the same period in the prior year, reflecting the continued launch of the Perry Ellis "Portfolio" and "Chaleur d'Animale products and the continuing improvement in international sales. Sales to related parties increased 38% to $7,507,947 in the current quarter compared to $5,432,875 in the same period in the prior fiscal year.

International gross sales increased by 36% from $5,864,316 to $7,969,493. Approximately $1,612,000 of this increase is related to the initial launch of "Portfolio for Women" and Chaleur d'Animale for Men and Women fragrances, which are expected to continue their roll-out through the Winter 2001 season.

Cost of goods sold decreased as a percentage of net sales from 42% for the quarter ended December 31, 1999 to 41% for the current quarter. The decrease was mainly attributable to the sale of certain closeout merchandise to international customers at approximately cost during the prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 34% and 53%, respectively, during the quarter ended December 31, 2000, as compared to 44% and 36%, respectively, in the prior year comparable quarter.

Operating expenses increased by 16% compared to the prior fiscal year from $8,903,584 to $10,360,786, decreasing as a percentage of net sales from 54% to 51%. Advertising and promotional expenses increased 23% to $6,045,486 compared to $4,913,635 in the prior year period, reflecting the launch costs for "Portfolio" and "Chaleur d'Animale". Selling and distribution costs increased 14% to $1,751,721 in the current fiscal period as compared to $1,540,405 in the same period of the prior fiscal year, remaining relatively constant at 9% of net sales. General and administrative expenses increased by 45% compared to the prior year period from $928,913 to $1,347,825, increasing as a percentage of sales from 6% to 7%. The increase was mainly attributable to an increase of approximately $185,000 in bad debt expense for international customers. Depreciation and amortization decreased by $365,040 or 38% during the current period from $956,940 to $591,536, reflecting the full amortization as of March 31, 2000 of goodwill in connection with the cancelled Baryshnikov license agreement. Royalties increased by 11% to $624,218 for the current period compared to $563,691 in the prior year period, remaining relatively constant at 3% of net sales.

As a result of the above, the Company's operating income increased to $1,530,419 or 8% of net sales for the three-month period ended December 31, 2000, compared to $698,740 or 4% of net sales for the comparable period in the prior year. Net interest expense increased to $400,706 in the current fiscal year as compared to $228,714 in the same period in the prior year, reflecting the reduction in interest income from the decrease in notes receivable during the current period, coupled with an increase in the interest rate on the revolving line of credit. Income before taxes for the current fiscal year increased to $1,131,848 or 6% of net sales compared to $1,007,684 or 6% of net sales in the same period in the prior year. The prior year quarter included a $541,013 gain on the sale of perfumania.com common stock.

Giving effect to the tax provision, net income increased by 12% to $701,746 or 3% of net sales for the current quarter ended December 31, 2000, as compared to $624,764 or 4% of net sales for the same quarter in the prior fiscal year.

Comparison of the nine-month period ended December 31, 2000 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 1999.
-------------------------------

During the nine-month period ended December 31, 2000, net sales increased 8% to $55,260,433 as compared to $51,262,765 for the same period for the prior year. The current year period net sales include a $1,200,000 barter sale of Baryshnikov brand products (See Note G to the accompanying Consolidated Financial Statements for further discussion). Excluding comparative sales of Baryshnikov brand products, net sales increased 6% during the current period.

Sales to unrelated customers increased 25% to $35,721,145 in the current period, compared to $28,585,216 in the same period in the prior year, reflecting the continued launch of Perry Ellis "Portfolio" and "Chaleur d'Animale" products and the improvement in international sales. Sales to related parties decreased 14% to $19,539,288 in the current period compared to $22,677,549 in the same period in the prior fiscal year.

Approximately $5,697,000 and $2,346,000 of the total gross sales increase is related to the initial launches of the Perry Ellis "Portfolio for Women" (March
2000) and Chaleur d'Animale for Men and Women (August 2000) fragrances, respectively, which are expected to continue their roll-out through the Winter 2001 season, offset by a $3,491,000 reduction in sales of Fred Hayman brand products. International gross sales increased 47% from $15,350,447 to $22,633,389, mainly due to the economic difficulties encountered during the prior year period. U.S. domestic gross sales decreased 2% during the nine-month period, from $15,471,343 to $15,164,541.

Cost of goods sold decreased as a percentage of net sales from 44% for the nine-month period ended December 31, 1999 to 41% for the current period, including the effect of the barter transaction. Without the effect of the barter transaction, cost of goods sold for the current period would have been 39%. The decrease was mainly attributable to the sale of certain closeout merchandise to international customers at or below cost during the prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 39% and 44%, respectively, during the nine months ended December 31, 2000, as compared to 45% and 42%, respectively, in the prior year comparable period, excluding the effect of the barter transaction.

Operating expenses for the current nine-month period increased by 13% compared to the prior fiscal year from $23,539,830 to $26,545,941, increasing as a percentage of net sales from 46% to 48%. Advertising and promotional expenses increased 17% to $14,035,016 compared to $11,980,171 in the prior year period, reflecting the launch costs for "Portfolio" and "Chaleur d'Animale". Selling and distribution costs increased 14% to $4,918,009 in the current fiscal period as compared to $4,326,347 in the same period of the prior fiscal year, increasing as a percentage of net sales from 8% to 9%. General and administrative expenses increased by 50% compared to the prior year period from $2,843,065 to $4,260,934, which was mainly attributable to an increase of approximately $1,077,000 in bad debt expense for international customers. Depreciation and amortization decreased by $850,242 or 33% during the current period from $2,559,879 to $1,709,637, reflecting the full amortization as of March 31, 2000 of goodwill in connection with the cancelled Baryshnikov license agreement. Royalties decreased to $1,622,345 for the current period compared to $1,829,968 in the prior year period, decreasing as a percentage of sales from 4% to 3%, as guaranteed minimum royalties for the Baryshnikov brand during the prior year period are no longer required as the license was cancelled.

As a result of the above, the Company's operating income increased to $6,184,123 or 11% of net sales for the nine-month period ended December 31, 2000, compared to $4,990,056 or 10% of net sales for the comparable period in the prior year. Net interest expense increased by 5% to $857,940 in the current fiscal year as compared to $815,291 in the same period in the prior year, reflecting the increase in the interest rate on the revolving line of credit during the current period. Income before taxes for the current fiscal year increased to $5,331,424, or 10% of net sales compared to $4,712,423 or 9% of net sales in the same period in the prior year. The prior year period included a $541,013 gain on the sale of perfumania.com common stock.

Giving effect to the tax provision, net income increased by 13% to $3,305,483 or 6% of net sales for the six months ended December 31, 2000, as compared to $2,921,702 or 6% of net sales for the same period in the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Working capital decreased to $31,341,096 as of December 31, 2000, compared to $34,753,382 at March 31, 2000, reflecting the current period's net income, offset by the unrealized holding loss on investment in affiliate and the purchase of approximately $1,142,000 in treasury stock as discussed below.

In September 1999, the Company completed the fourth phase of its common stock buy-back program and the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of December 31, 2000, the Company had repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares available for repurchase under the September 1999 program. The accompanying consolidated balance sheets also reflect an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC originally extended the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, in line with the Company's current needs.

On August 18, 2000, GECC extended the maturity until September 29, 2000, reduced the borrowing limit to $14 million and increased the interest rate to LIBOR plus 3.0% or 2.0% in excess of the prime rate. On September 28, 2000, GECC extended the maturity until November 30, 2000, and increased the interest rate to prime plus 4%. On November 28, 2000, December 27, 2000, and January 31, 2001, GECC extended the maturity until December 31, 2000, January 31, 2001, and February 28, 2001, respectively.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of December 31, 2000, the Company had not obtained financing from an alternative source.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks
------     -----------------------------------------------------------

During the quarter ended December 31, 2000, there have been no material changes in the information about the Company's market risks as of March 31, 2000, as set forth in Item 7A of the 2000 Form 10-K.

PART II.   OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings
------     -----------------

There are no legal proceedings of any significance.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

On October 12, 2000, the Company held its annual meeting. The following is a summary of the proposals and corresponding votes.

           (a) Nomination and Election of Directors
               ------------------------------------

               The seven nominees named in the proxy statement were elected, with each director receiving more than 99% of the votes cast.

           (b) Adoption of Parlux Fragrances, Inc. Employee Stock
               --------------------------------------------------
               Option Plan - 2000
               ------------------

               Over 89% of the votes were cast in favor of the proposal.

Item 6.    Exhibits and Reports On Form 8-K
-------    --------------------------------

(a)   Exhibit No.     Description

      4.28 Sixth Forbearance and Amendment Agreement, dated January 31, 2001, between the Company and General Electric Capital Corporation.

(b)   Reports on Form 8-K.

      As disclosed in a Form 8-K filed with the Securities and Exchange Commission on October 10, 2000, on October 5, 2000, the Company engaged Deloitte & Touche LLP ("D & T") as its independent certified public accountants. The Company's Audit Committee approved the engagement of D & T.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                         December 31,      March 31,
                                                                             2000            2000
                                                                         ------------    ------------
ASSETS                                                                    (Unaudited)
------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $     28,779    $     17,464
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $4,420,000 and $3,320,000, respectively                                  3,695,139       6,066,149
  Trade receivables from related parties, net                              12,332,796       9,561,550
  Note receivable from related party                                               --       2,500,000
  Inventories, net                                                         20,279,329      23,419,613
  Prepaid expenses and other current assets                                 9,192,632       8,392,277
  Investment in affiliate                                                     803,390       8,034,657
                                                                         ------------    ------------

    TOTAL CURRENT ASSETS                                                   46,332,065      57,991,710
Equipment and leasehold improvements, net                                   2,209,150       2,289,159
Trademarks, licenses and goodwill, net                                     20,731,200      21,468,737
Other                                                                          29,657         112,422
                                                                         ------------    ------------

    TOTAL ASSETS                                                         $ 69,302,072    $ 81,862,028
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                            $  6,695,320    $  9,993,966
  Accounts payable                                                          5,674,912      10,554,068
  Accrued expenses                                                            811,903       1,379,483
  Income taxes payable                                                      1,808,834       1,310,811
                                                                         ------------    ------------

    TOTAL CURRENT LIABILITIES                                              14,990,969      23,238,328
Borrowings, less current portion                                            1,917,261       2,571,252
Deferred tax liability                                                      1,067,143       2,407,664
                                                                         ------------    ------------

    TOTAL LIABILITIES                                                      17,975,373      28,217,244
                                                                         ------------    ------------

COMMITMENTS  AND CONTINGENCIES                                                     --              --
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at December 31, and March 31                    --              --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized, 17,986,565 and 17,973,103 shares
   issued at December 31, and March 31, 2000, respectively                    179,866         179,731
  Additional paid-in capital                                               74,002,059      73,977,590
  Retained earnings (accumulated deficit)                                   2,832,145        (473,338)
  Accumulated other comprehensive income (loss)                            (2,651,404)      1,834,607
  Notes receivable from officer                                              (918,972)       (899,105)
                                                                         ------------    ------------
                                                                           73,443,694      74,619,485

  Less - 8,017,131 and 7,704,798 shares of common stock in
   treasury, at cost, at December 31, and March 31, 2000, respectively    (22,116,995)    (20,974,701)
                                                                         ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                             51,326,699      53,644,784
                                                                         ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 69,302,072    $ 81,862,028
                                                                         ============    ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                      Three Months Ended December 31,                Nine Months Ended December 31,
                                                      -------------------------------               -------------------------------

                                                          2000               1999                       2000               1999
                                                      ------------       ------------               ------------       ------------
Net sales:
   Unrelated customers                                $ 12,641,924       $ 11,198,555               $ 35,721,145       $ 28,585,216
   Related parties                                       7,507,947          5,432,875                 19,539,288         22,677,549
                                                      ------------       ------------               ------------       ------------

                                                        20,149,871         16,631,430                 55,260,433         51,262,765

Cost of goods sold                                       8,258,666          7,029,106                 22,530,369         22,732,879
                                                      ------------       ------------               ------------       ------------

Gross margin                                            11,891,205          9,602,324                 32,730,064         28,529,886
                                                      ------------       ------------               ------------       ------------

Operating expenses:
  Advertising and promotional                            6,045,486          4,913,635                 14,035,016         11,980,171
  Selling and distribution                               1,751,721          1,540,405                  4,918,009          4,326,747
  General and administrative, net of licensing
    fees of $162,500 and $487,500 in 2000 and
    fees of $162,500 and $425,000 in 1999                1,347,825            928,913                  4,260,934          2,843,065
  Depreciation and amortization                            591,536            956,940                  1,709,637          2,559,879
  Royalties                                                624,218            563,691                  1,622,345          1,829,968
                                                      ------------       ------------               ------------       ------------

  Total operating expenses                              10,360,786          8,903,584                 26,545,941         23,539,830
                                                      ------------       ------------               ------------       ------------

Operating income                                         1,530,419            698,740                  6,184,123          4,990,056

Gain on sale of securities                                      --            541,013                         --            541,013
Interest income                                             90,529            154,998                    324,235            247,974
Interest expense and bank charges                         (491,235)          (383,712)                (1,182,175)        (1,063,265)
Exchange gains (losses)                                      2,135             (3,355)                     5,241             (3,355)
                                                      ------------       ------------               ------------       ------------

Income before income taxes                               1,131,848          1,007,684                  5,331,424          4,712,423

Income taxes provision                                    (430,102)          (382,920)                (2,025,941)        (1,790,721)
                                                      ------------       ------------               ------------       ------------

Net income                                            $    701,746       $    624,764               $  3,305,483       $  2,921,702
                                                      ============       ============               ============       ============


Income per common share:
     Basic                                            $       0.07       $       0.05               $       0.33       $       0.23
                                                      ============       ============               ============       ============
     Diluted                                          $       0.07       $       0.05               $       0.32       $       0.22
                                                      ============       ============               ============       ============


                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)


                                                                    COMMON STOCK                          RETAINED
                                                             ---------------------------    ADDITIONAL    EARNINGS
                                                                NUMBER          PAR          PAID-IN    (ACCUMULATED
                                                                ISSUED         VALUE         CAPITAL       DEFICIT)
                                                             ------------   ------------   ------------   ------------
BALANCE at March 31, 1998                                      17,447,478   $    174,475   $ 73,007,949   ($ 5,764,404)

  Comprehensive income:
   Net income                                                          --             --             --      1,418,455
   Foreign currency translation adjustment                             --             --             --             --

    Total comprehensive income

  Issuance of common stock upon exercise of
  employee options                                                 15,000            150         22,637             --
  Purchase of 1,165,276 shares of treasury
  stock, at cost                                                       --             --             --             --
  Notes receivable from officer                                        --             --             --             --
                                                             ------------   ------------   ------------   ------------

BALANCE at March 31, 1999                                      17,462,478        174,625     73,030,586     (4,345,949)

  Comprehensive income:
   Net income                                                          --             --             --      3,872,611
   Unrealized holding gains on investment in
   affiliate, net of taxes of $1,340,521                               --             --             --             --
   Foreign currency translation adjustment                             --             --             --             --


    Total comprehensive income

  Issuance of common stock upon exercise of:
   Employee stock options                                          10,625            106         14,504             --
   Warrants                                                       500,000          5,000        932,500             --
  Purchase of 4,049,767 shares of treasury
   stock, at cost                                                      --             --             --             --
  Notes receivable from officer                                        --             --             --             --
                                                             ------------   ------------   ------------   ------------

 BALANCE at March 31, 2000                                     17,973,103        179,731     73,977,590       (473,338)

  Comprehensive income:
   Net income                                                          --             --             --      3,305,483
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $2,747,881                                     --             --             --             --
   Foreign currency translation adjustment                             --             --             --             --

    Total comprehensive loss

  Issuance of common stock upon exercise of:
   Employee stock options                                          13,462            135         24,469             --
  Purchase of 312,333 shares of treasury stock,
  at cost                                                              --             --             --             --
  Notes receivable from officer                                        --             --             --             --
                                                             ------------   ------------   ------------   ------------

BALANCE at December 31, 2000                                   17,986,565   $    179,866   $ 74,002,059   $  2,832,145
                                                             ============   ============   ============   ============

[RESTUBBED]

                                                              ACCUMULATED                          NOTES
                                                                 OTHER                          RECEIVABLE
                                                             COMPREHENSIVE       TREASURY          FROM
                                                             (LOSS) INCOME (1)     STOCK          OFFICER          TOTAL
                                                                ------------    ------------    ------------    ------------
BALANCE at March 31, 1998                                    ($   355,331)   ($ 5,894,250)   ($   150,000)   $ 61,018,439

  Comprehensive income:
   Net income                                                          --              --              --       1,418,455
   Foreign currency translation adjustment                          3,826              --              --           3,826
                                                                                                             ------------
    Total comprehensive income                                                                                  1,422,281
                                                                                                             ------------
  Issuance of common stock upon exercise of
  employee options                                                     --              --              --          22,787
  Purchase of 1,165,276 shares of treasury
  stock, at cost                                                       --      (2,332,817)             --      (2,332,817)
  Notes receivable from officer                                        --              --        (276,446)       (276,446)
                                                             ------------    ------------    ------------    ------------

BALANCE at March 31, 1999                                        (351,505)     (8,227,067)       (426,446)     59,854,244

  Comprehensive income:
   Net income                                                          --              --              --       3,872,611
   Unrealized holding gains on investment in
   affiliate, net of taxes of $1,340,521                        2,187,166              --              --       2,187,166
   Foreign currency translation adjustment                         (1,054)             --              --          (1,054)
                                                                                                             ------------

    Total comprehensive income                                                                                  6,058,723
                                                                                                             ------------
  Issuance of common stock upon exercise of:
   Employee stock options                                              --              --              --          14,610
   Warrants                                                            --              --              --         937,500
  Purchase of 4,049,767 shares of treasury
   stock, at cost                                                      --     (12,747,634)             --     (12,747,634)
  Notes receivable from officer                                        --              --        (472,659)       (472,659)
                                                             ------------    ------------    ------------    ------------

 BALANCE at March 31, 2000                                      1,834,607     (20,974,701)       (899,105)     53,644,784

  Comprehensive income:
   Net income                                                          --              --              --       3,305,483
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $2,747,881                             (4,483,386)             --              --      (4,483,386)
   Foreign currency translation adjustment                         (2,625)             --              --          (2,625)
                                                                                                             ------------
    Total comprehensive loss                                                                                   (1,180,528)
                                                                                                             ------------
  Issuance of common stock upon exercise of:
   Employee stock options                                              --              --              --          24,604
  Purchase of 312,333 shares of treasury stock,
  at cost                                                              --      (1,142,294)             --      (1,142,294)
  Notes receivable from officer                                        --              --         (19,867)        (19,867)
                                                             ------------    ------------    ------------    ------------
BALANCE at December 31, 2000                                 $ (2,651,404)   $(22,116,995)   $   (918,972)   $ 51,326,699
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                        Nine months ended December 31,
                                                                                       --------------------------------

                                                                                          2000                  1999
                                                                                       -----------          -----------
Cash flows from operating activities:
Net income                                                                             $ 3,305,483          $ 2,921,702
                                                                                       -----------          -----------
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                                            1,709,637            2,559,879
Provision for doubtful accounts                                                          1,507,000              430,000
Reserve for prepaid promotional supplies and inventory obsolescence                        600,000              850,000
Gain on sale of securities                                                                      --             (541,013)
Changes in assets and liabilities:
   Decrease (increase) in trade receivables - customers                                    864,010             (118,362)
   (Increase) decrease in note and trade receivables - related parties                    (271,246)             299,415
   Decrease (increase) in inventories                                                    3,012,465             (862,732)
   Decrease in prepaid expenses and other current assets                                   134,824            1,660,427
   Decrease in other non-current assets                                                     82,765                3,783
   (Decrease) increase in accounts payable                                              (4,879,156)           2,160,378
   Decrease in accrued expenses and income taxes payable                                   (69,557)              (7,561)
                                                                                       -----------          -----------
            Total adjustments                                                            2,690,742            6,434,214
                                                                                       -----------          -----------

                  Net cash provided by operating activities                              5,996,225            9,355,916
                                                                                       -----------          -----------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                         (825,600)            (615,441)
Purchase of trademarks                                                                     (66,491)             (88,806)
Purchase of securities                                                                          --           (1,735,005)
Proceeds from sale of securities                                                                --            2,276,018
                                                                                       -----------          -----------
                  Net cash used in investing activities                                   (892,091)            (163,234)
                                                                                       -----------          -----------
Cash flows from financing activities:
Payments - note payable to GE Capital                                                   (3,361,352)             (98,050)
Payments - note payable to Fred Hayman Beverly Hills                                      (475,303)            (442,159)
Payments - note payable to Lyon Credit Corp.                                              (151,532)            (135,717)
Proceeds (payments) - notes payable to Bankers Capital Leasing                              35,550              (90,736)
Payments - other notes payable                                                                  --              (39,600)
Notes receivable from officer                                                              (19,867)            (631,318)
Purchases of treasury stock                                                             (1,142,294)          (7,501,936)
Proceeds from issuance of common stock                                                      24,604                  688
                                                                                       -----------          -----------
                  Net cash used in financing activities                                 (5,090,194)          (8,938,828)
                                                                                       -----------          -----------

Effect of exchange rate changes on cash                                                     (2,625)               1,651
                                                                                       -----------          -----------
Net increase in cash and cash equivalents                                                   11,315              255,505
Cash and cash equivalents, beginning of period                                              17,464              184,148
                                                                                       -----------          -----------
Cash and cash equivalents, end of period                                               $    28,779          $   439,653
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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of December 31, 2000, the Company had not obtained financing from an alternative source.

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

Certain reclassifications were made to the December 31, 1999 financial statements to conform with the presentation of the December 31, 2000 financial statements.

B.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                              December 31, 2000   March 31, 2000
                                              ----------------    --------------

Finished products                                  $12,125,626       $13,616,034
Components and packaging material                    5,537,202         6,780,534
Raw material                                         2,616,501         3,023,045
                                                   -----------       -----------
                                                   $20,279,329       $23,419,613
                                                   ===========       ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,025,000 and $1,845,000 at December 31, 2000 and March 31, 2000, respectively. The above amounts are net of reserves for potential inventory obsolescence and damages of approximately $3,008,000 and $1,520,000 at December 31, 2000 and March 31, 2000,
respectively.

C.  TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, are attributable to the following brands:

                                            December 31, 2000    March 31, 2000
                                            -----------------    --------------
Owned Brands:
  Alexandra de Markoff                         $11,191,174         $11,191,171
  Fred Hayman Beverly Hills                      2,820,361           2,804,864
  Bal A Versailles                               2,948,942           2,948,942
  Animale                                        1,573,428           1,523,824
  Other                                            216,546             215,714
Licensed Brands:
  Perry Ellis                                    7,964,310           7,963,755
                                               -----------         -----------
                                                26,714,761          26,648,270

Less: accumulated amortization                  (5,983,561)         (5,179,533)
                                               -----------         -----------
                                               $20,731,200         $21,468,737
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

D.       BORROWINGS - BANKS AND OTHERS


The composition of borrowings is as follows:

                                                                          December 31, 2000       March 31, 2000
                                                                          -----------------       --------------
Revolving  credit facility  payable to General Electric Capital
Corporation,  interest  at LIBOR  plus 3%,  or prime  (9.00% at
December  31,  2000) plus 4% at the  Company's  option,  net of restricted  cash of  $4,190,174  and  $2,468,377 at December 31
and March 31, 2000, respectively                                              $5,564,261            $ 8,925,613


Note   payable   to   Fred   Hayman   Beverly   Hills   (FHBH),
collateralized  by the acquired licensed  trademarks,  interest at 7.25%,  payable in equal  monthly  installments  of $69,863,
including interest, through June 2004                                          2,556,104              3,031,407

Note  payable to Lyon  Credit  Corporation,  collateralized  by certain  equipment,  interest at 11%,  payable in equal monthly installments of $19,142,  including interest, through September
2001                                                                             164,589                316,121

Capital lease  payable to Bankers  Leasing,  collateralized  by certain  computer  hardware and software,  payable in quarterly installments of $36,378,  including  interest,  through January
2002.                                                                            175,494                273,208

Capital lease  payable to Bankers  Leasing,  collateralized  by certain  computer  hardware and software,  payable in quarterly installments of $18,249,  including interest,  through October,
2002.                                                                            133,264                     --

Other notes payable                                                               18,869                 18,869
                                                                              ----------            -----------
                                                                               8,612,581             12,565,218
Less: long-term borrowings                                                    (1,917,261)           (2,571,252)
                                                                              -----------           -----------
Short-term borrowings                                                         $6,695,320            $ 9,993,966
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

Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC originally extended the maturity of the Credit Agreement until August 29, 2000, while reducing the borrowing limit to $15 million, in line with the Company's current needs.

On August 18, 2000, GECC extended the maturity until September 29, 2000, reduced the borrowing limit to $14 million and increased the interest rate to LIBOR plus 3.0% or 2.0% in excess of the prime rate. On September 28, 2000, GECC extended the maturity until November 30, 2000, and increased the interest rate to prime plus 4%. On November 28, 2000, December 27, 2000, and January 31, 2001, GECC extended the maturity until December 31, 2000, January 31, 2001, and February 28, 2001, respectively.

At December 31, 2000, based on the borrowing base at that date, the credit line amounted to approximately $12,532,000, and accordingly, the Company had approximately $2,778,000 available under the credit line, excluding the effect of restricted cash of approximately $4,190,000.

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

E.       RELATED PARTIES TRANSACTIONS

As of December 31, 2000, the Company had loaned a total of $918,972, including accrued interest of $43,972 ($899,105, including accrued interest of $24,105 at March 31, 2000) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 10% per annum, and are due in one balloon payment on March 31, 2001. Payments of $46,058 were made during the period and as of this date, interest payments are current through June 30, 2000.

The Company had net sales of $19,539,388 and $22,677,549 during the nine-month periods ended December 31, 2000 and December 31, 1999, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $12,332,796 and $0, respectively, at December 31, 2000 ($9,561,550 and $2,500,000, respectively, at March 31, 2000). Trade accounts receivable due from related parties are non-interest bearing and are realizable in less than one year.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. (In accordance with generally accepted accounting principles, these securities are considered available-for-sale securities and must be recorded at fair value. Changes in unrealized gains and losses are charged or credited as a component of accumulated other comprehensive income, net of tax, and are included in the accompanying consolidated statement of changes in stockholders' equity). In connection with the agreement for the transfer of the shares, the parties executed a registration rights agreement whereby the Company would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000. Both agreements were consummated on August 31, 1999, and the demand registration was requested on March 3, 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. A registration statement was filed by ECMV during April 2000, which became effective in June 2000. As of December 31, 2000, the fair market value of the investment in ECMV was $803,390 ($0.53 per share).

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

On June 1, 2000, the parties entered into a new subordinated $5 million note agreement which refinanced the remaining $2 million under the October 4, 1999 note, and converted $3 million of the outstanding trade receivable due from Perfumania to the Company. The new note was repayable in six equal monthly installments of $500,000, plus interest, from July 2000 through December 2000, with the balance of $2 million due on December 29, 2000. The terms and conditions of the new note were identical to the October 4, 1999 note. As of December 31, 2000, the entire note had been paid in accordance with its terms.

During the period of April 1, 2000 through December 31, 2000, the Company received cash payments of $19.24 million from Perfumania, including the April installment and May interest payment due under the October 4, 1999 note, as well as all of the installments under the new note.

As indicated in various public press releases, Perfumania has reported both aggregate and comparative store sales increases for each of the months during the period February 1999 through January 2001. In addition, during September 1999, its subsidiary, perfumania.com, successfully completed a public offering in which Perfumania also sold one million of its perfumania.com shares, subsequently selling an additional two million shares and five hundred thousand shares in January 2000 and May 2000, respectively, generating over $25 million in cash from the four transactions. Additionally, during May 2000, Perfumania entered into a new $40 million line of credit agreement with General Motors Commercial Credit Corporation. Based on the factors described above, management believes that the receivable from Perfumania is fully collectible.

F.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                                     Three Months Ended December 31,
                                                                                    ----------------------------------
                                                                                       2000                    1999
                                                                                    -----------            -----------
Net income                                                                          $   701,746            $   624,764
                                                                                    ===========            ===========
Weighted average number of shares outstanding used in
   basic earnings per share calculation                                               9,969,429             12,362,725
                                                                                    ===========            ===========
Basic net income per common share                                                   $      0.07            $      0.05
                                                                                    ===========            ===========
Weighted average number of shares outstanding used in
   basic earnings per share calculation                                               9,969,429             12,362,725



Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                             121,811                782,075
                                                                                   ------------           ------------
Weighted average number of shares outstanding used in
diluted earnings per share calculation                                               10,091,240             13,144,801
                                                                                    ===========            ===========
Diluted net income per common share                                                 $      0.07            $      0.05
                                                                                    ===========            ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                         1,651,850              1,170,109
                                                                                    ===========            ===========
Exercise Price                                                                      $2.25-$8.00            $4.00-$8.00
                                                                                    ===========            ===========

                                                                                      Nine Months Ended December 31,
                                                                                    ----------------------------------
                                                                                       2000                    1999
                                                                                    -----------            -----------

Net income                                                                          $ 3,305,483            $ 2,921,702
                                                                                    ===========            ===========
Weighted average number of shares outstanding used in
   basic earnings per share calculation                                              10,003,006             12,713,318
                                                                                    ===========            ===========
Basic net income per common share                                                   $      0.33            $      0.23
                                                                                    ===========            ===========
Weighted average number of shares outstanding used in
   basic earnings per share calculation                                              10,003,006             12,713,318
Affect of dilutive securities:
Stock options and warrants, net of treasury shares acquired                             406,744                336,793
                                                                                    -----------            -----------
Weighted average number of shares outstanding used in
diluted earnings per share calculation                                               10,409,751             13,050,111
                                                                                    ===========            ===========
Diluted net income per common share                                                 $      0.32            $      0.22
                                                                                    ===========            ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                         1,301,850              1,553,354
                                                                                    ===========            ===========
Exercise Price                                                                      $2.82-$8.00            $1.88-$8.00
                                                                                    ===========            ===========

G.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                             Nine-months ended December 31,
                                             ------------------------------
                                                   2000              1999
                                                   ----              ----
                 Cash paid for:
                     Interest                   $1,205,634       $   821,714
                     Income taxes               $1,493,491        $1,170,980

In addition to the conversion of trade accounts receivable in the amount of $4,506,970, discussed in Note E, the following non-cash transaction was entered into during the six months ended December 31, 2000:

During June 2000, the Company entered into a barter agreement for which it received $1,200,000 of advertising credits in exchange for all of its remaining finished goods inventory of Baryshnikov products.

The Company deferred the gross margin of $472,181 on the barter sale until the advertising is used, and recorded the advertising credits, net of unearned income, as a prepaid expense in the accompanying December 31, 2000 balance sheet, while increasing cost of goods sold for an equal amount. As advertising credits are used by the Company, advertising and promotional expense will be charged, a pro-rata share of the unearned income debited, with a corresponding credit to cost of goods sold. As a result, as the advertising credits are used, cost of goods sold decreases and gross margin increases both in the aggregate and as a percentage of net sales.

H.       INCOME TAXES

The provision for income taxes for the periods ended December 31, 2000 and 1999 reflects an effective tax rate of approximately 38%.

I.       LICENSE AND DISTRIBUTION AGREEMENTS

As of December 31, 2000 and March 31, 2000, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products under the trademarks for Perry Ellis, Ocean Pacific ("OP"), and Phantom.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and for the Perry Ellis and OP agreements, spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements and anticipates launching the first OP for Men fragrance for the Spring 2001 season.

Effective January 1, 2000, the Company entered into an exclusive license agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the western hemisphere. The Company anticipates launching the first PEZ fragrances for the Summer 2001 season.

On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to immediately terminate the license agreement with the Company, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance by October 31, 1999, as stipulated in the license agreement. On January 11, 2000, a settlement was reached which entitled the Company to continue producing and selling Baryshnikov brand products until April 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On April 28, 2000, the parties agreed to extend the sales period until December 31, 2000. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000. Management believes that this will not have a material adverse effect on the Company's financial position or results of operations. As discussed above, on June 29, 2000, the Company entered into a barter agreement covering all of its remaining Baryshnikov finished goods inventory.

                                     * * * *

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.



/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer

/s/ Frank A. Buttacavoli
----------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director



Date:    February 12, 2001