Form 10-K
period 2001-03-31
PARLUX FRAGRANCES INC
filed 2001-07-16
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          ------------------------------------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For Fiscal Year Ended March 31, 2001
                      ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                              22-2562955
---------------------------------                     ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                          33312
----------------------------------------                     -------------
(Address of principal executive offices                        (zip code)

(Registrant's telephone number, including area code)         (954)   316-9008
                                                             ----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of Exchange on which registered
-------------------------                   ------------------------------------
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

  Yes  X    No
  ------    ------
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

       Class                                   Outstanding at June 28, 2001
----------------------------               ------------------------------------
Common Stock, $ .01 par value                         9,969,434

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $14,330,000 based on a closing price of $2.52 for the Common Stock as of June 28, 2001 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS


   ITEM                                                                                              PAGE
   ----                                                                                              ----

                                     PART I

    1.          Business                                                                                  3
    2.          Properties                                                                                8
    3.          Legal Proceedings                                                                         8
    4.          Submission of Matters to a Vote of Security Holders                                       8

                                     PART II

    5.          Market for Registrant's Common Stock and Related Security Holder Matters
                                                                                                          8
    6.          Selected Financial Data                                                                   9
    7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                          10
    7. A        Quantitative and Qualitative Disclosures About Market Risks                              15
    8.          Financial Statements and Supplementary Data                                              15
    9.          Changes in and Disagreements with Accountants on Accounting                              15
                      and Financial Disclosures

                                    PART III

    10.         Directors and Executive Officers of the Registrant                                       16
    11.         Executive Compensation                                                                   16
    12.         Security Ownership of Certain Beneficial Owners and Management                           16
    13.         Certain Relationships and Related Transactions                                           16

                                     PART IV

    14.         Exhibits, Financial Statements Schedule and Reports on Form 8-K                          17

Item 1.   BUSINESS

         Parlux Fragrances, Inc. (the "Company"), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. Our products are positioned primarily in the prestige segment. Additionally, we manufacture and distribute certain brands through Perfumania Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which our Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Perfumania is a leading specialty retailer of fragrances in the United States and Puerto Rico. Currently, we engage in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, and OCEAN PACIFIC fragrances and grooming items on an exclusive basis as a licensee, and have recently signed a license agreement for JOCKEY fragrances and grooming items. See "LICENSING AGREEMENTS" on pages 7 and 8 for further discussion. Additionally, we manufacture, distribute and sell our own brand, ANIMALE fragrance, on a worldwide basis.

THE PRODUCTS

         Our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, the fragrance line is complemented by beauty-related products such as soaps, shower gels, deodorants, body lotions, creams and dusting powders. Our basic fragrance products generally retail at prices ranging from $20 to $215 per item.

         We design and create fragrances using our own staff and independent contractors. We also supervise the design of our packaging by independent contractors. During fiscal 2001, we completed the design process for OCEAN PACIFIC for men, which was launched in Spring 2001. We are currently developing OCEAN PACIFIC for women and JOCKEY for men and women for launch in the current fiscal year.

         During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales:

                                                Fiscal 2001          Fiscal 2000         Fiscal 1999
                                                -----------          -----------         -----------
              PERRY ELLIS                               69%                  73%                 65%
              ANIMALE                                   16%                  11%                 12%
              FRED HAYMAN                               11%                  16%                 21%

MARKETING AND SALES

         In the United States, we have our own sales and marketing staff, and also utilize independent sales representatives for certain channels of distribution. We sell directly to retailers, primarily national and regional department stores and specialty stores, which we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,000 retail outlets in the United States. Additionally, we sell some of our products to Perfumania/ECMV, which is a leading specialty retailer of fragrances with approximately 250 retail outlets principally located in manufacturers' outlet malls and regional malls (see "CUSTOMERS" section for further discussion).

         Marketing and sales activities outside the United States are conducted through arrangements with independent distributors, which are administered by our international sales staff. We have established relationships for the marketing of our fragrances with distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia.

         We advertise both directly, and through a cooperative advertising program in association with major retailers, in the fashion media on a national basis and through retailers' statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and Note 8 (B) to the Consolidated Financial Statements.

RAW MATERIALS

         Raw materials and components for our products are available from sources in the United States and Europe. We use third party contract manufacturers to produce finished products.

         To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance that this will continue.

SEASONALITY

         Typical of the fragrance industry, we have our highest sales during the calendar year end holiday season. Lower than projected sales during this period could have a material adverse affect on our operating results.

INDUSTRY PRACTICES

         It is an industry practice in the United States for businesses that market cosmetics and fragrances to department stores to provide the department stores with rights to return merchandise. Our products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale. We believe that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced when such fact becomes known.

CUSTOMERS

         We concentrate our sales efforts in the United States in specialty stores and a number of regional department store retailers including, among others, Burdines, Dillard's, Famous Barr, Foley's, J.L. Hudson, Lord & Taylor, Macy's, Parisian, Proffitts, Rich's/Lazarus, and Robinson May. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         During the fiscal years ended March 31, 2001 and 2000, we had net sales of $22,362,294 and $30,426,952, respectively, to Perfumania. Net trade accounts receivable owed by Perfumania to us amounted to $13,006,178 at March 31, 2001 and trade accounts receivable and note receivable (after giving effect to the stock transaction discussed below) were $9,561,550 and $2,500,000, respectively, at March 31, 2000. Amounts due from related parties are non-interest bearing and are due in less than one year, except for a subordinated note receivable, which carried an interest rate of prime plus 1% on the outstanding balance.

         On July 1, 1999, our Board of Directors approved accepting 1,512,406 shares of Perfumania treasury stock in consideration for a partial reduction of the outstanding trade receivable balance from Perfumania in the amount of $4,506,970. The exchange price was based on a per share price for the stock of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares were registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, the Company now holds common stock in ECMV. As of March 31, 2001 and 2000, the fair market value of the investment in ECMV was $803,390 ($0.53 per share), and $8,034,657 ($5.31 per share), respectively. As described in Note 1 G of the notes to the consolidated financial statements, a continuing decline in fair value below cost could be deemed to be "other than temporary" and require a charge to earnings rather than being presented as a component of accumulated other comprehensive loss and charged directly to stockholders' equity. Although management believes that as of March 31, 2001 the decline in fair value is temporary, market conditions and other factors could mandate such a charge to earnings in the near future. At June 28, 2001, the fair market value is $1,542,654 ($1.02 per share).

FOREIGN AND EXPORT SALES

         During the three years ended March 31, 2001, gross sales to international customers were approximately $30,726,000, $20,007,000, and $20,121,000, respectively. All of these sales were shipped directly from our distribution center in South Florida.

LICENSING AGREEMENTS

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license is renewable every two years if the average annual sales in the two-year license period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met, and based on our current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

FRED HAYMAN: In June 1994, we entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted to Parlux an exclusive royalty free 55-year license to use FHBH's United States Class 3 trademarks Fred Hayman(R), 273(R), Touch(R), With Love(R) and Fred Hayman Personal Selections(R) and the corresponding international registrations. There are no minimum sales or advertising requirements.

OCEAN PACIFIC: On August 20, 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The initial term of the agreement extends through December 31, 2003, with seven (7) three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. OP for men was launched last Spring 2001 and we anticipate launching the OP for women fragrance for this coming Fall 2001.

JOCKEY INTERNATIONAL: On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. ("Jockey"), to manufacture and distribute men's and women's fragrances and other related products under the Jockey(R) label. The initial term of the agreement extends through December 31, 2004, with three (3) three-year renewal options. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. We anticipate launching the Jockey fragrances for women and men during Winter 2001.

We believe we are presently in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         We own the worldwide trademarks and distribution rights to ANIMALE, BAL A VERSAILLES, DECADENCE and LIMOUSINE fragrances, and ALEXANDRA de MARKOFF for products other than fragrances and cosmetics. There are no licensing agreements requiring the payment of royalties by us for these trademarks. Additionally, royalties are payable to us by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 6 to the accompanying Consolidated Financial Statements for further discussion. We have the rights to license certain of these trademarks for all classes of merchandise.

PRODUCT LIABILITY

         We have insurance coverage for product liability in the amount of $5 million per incident. We maintain an additional $5 million of coverage under an "umbrella" policy. We believe that the manufacturers of the products sold by us also carry product liability coverage and that we effectively are protected thereunder.

         There are no pending and, to the best of our knowledge, no threatened product liability claims. Over the past ten years, we have not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

COMPETITION

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. However, there are products which are better known than the products distributed by us. There are also companies which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than us, as well as greater name recognition, and the ability to develop and market products similar to, and competitive with, those distributed us.

EMPLOYEES

         As of March 31, 2001, we had 121 full-time and part-time employees. Of these, 43 were engaged in worldwide sales activities, 46 in operations, administrative and finance functions and 32 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives.

         We have established a 401-K Plan covering substantially all of our U.S. employees. Commencing on April 1, 1996, we matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

Item 2.       PROPERTIES

         In November 1995, we moved our corporate headquarters and domestic operations to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The annual lease cost of the facility is approximately $640,000, with the lease covering a ten-year period through 2005.

Item 3.       LEGAL PROCEEDINGS

         To the best of our knowledge, there are no proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operation.

         On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our new fragrances. Out-of-pocket costs to refurbish the products of approximately $1.5 million have been included in cost of goods sold for the year ended March 31, 2001. We are awaiting the supplier's response to the complaint.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any actions for shareholders' approval during the quarter ended March 31, 2001 and through June 28, 2001.

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              SECURITY HOLDER MATTERS

         Our Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") National Small Cap List market since February 26, 1987 and commenced trading on the NASDAQ National Market on October 24, 1995.

         We believe that the number of beneficial owners of our common stock is approximately 4,000.

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2001 through June 28, 2001. The prices represent quotations by the dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         Fiscal Quarter                                   Common Stock
         --------------                                   ------------
                                                         High        Low
                                                         ----        ---
         First (April/June) 1999                        $ 2.156    $1.000
         Second (July/Sept.) 1999                         2.594     1.625
         Third (Oct./Dec.) 1999                           4.625     2.000
         Fourth (Jan./Mar.) 2000                          4.250     3.250

         First (April/June) 2000                          4.125     2.500
         Second (July/Sept.) 2000                         3.500     2.125
         Third (Oct./Dec.) 2000                           2.625     1.281
         Fourth (Jan./Mar.) 2001                          2.453     1.438

         First  (April/June) 2001                         2.730     1.469

         We have not paid a cash dividend on our common stock nor do we contemplate paying any dividends in the near future. Our new loan agreement restricts payment of dividends without prior approval.

Item 6.        SELECTED FINANCIAL DATA

           The following data has been derived from audited financial statements. Consolidated balance sheets at March 31, 2001 and 2000, and the related consolidated statements of income and of cash flows for the three years ended March 31, 2001 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,         (in thousands of dollars, except per share data)
----------------------------

                                       2001       2000       1999       1998       1997
                                        ----      ----       ----       ----       ----
Net sales                            $ 68,875   $ 66,385   $ 56,151   $ 62,369    $ 87,640

Costs/operating expenses               61,495     59,786     51,920     73,911      84,321
Operating income (loss)                 7,380      6,599      4,231    (11,542)      3,319
Net income (loss)                       3,926      3,873      1,418     (8,687)     (3,278)
Income (loss) per share:
   Basic                             $   0.39   $   0.32   $   0.10   ($  0.53)   ($  0.22)
   Diluted (1)                       $   0.38   $   0.31   $   0.10

(1) The calculation of the diluted loss per share was the same as the basic loss per share for fiscal 1998 and 1997 since inclusion of potential common stock in the computation would be antidilutive.


At March 31,                                (in thousands of dollars)
------------

                                         2001         2000     1999       1998       1997
                                         ----         ----     ----       ----       ----
Current assets                         $ 50,810   $ 57,992   $ 56,349   $ 66,359   $ 81,205
Current liabilities                      20,274     23,238     18,159     30,185     31,885
Working capital                          30,536     34,754     38,190     36,174     49,320
Trademarks, licenses and
  goodwill, net                          20,464     21,469     23,926     25,378     26,784
Long-term debt                            1,686      2,571      3,561      4,108      4,949
Total assets                             74,012     81,862     82,081     95,731    111,385
Total liabilities                        23,138     28,217     22,227     34,713     37,266
Stockholders' equity                     50,874     53,645     59,854     61,018     74,119


         The fiscal 2001 financial statements have been prepared assuming we will continue as a going concern. Our current credit agreement expires on July 31, 2001. We have not obtained financing from an alternative source as of June 30, 2001, although we have received a non-binding commitment letter from GMAC Commercial Credit LLC, for a $20 million line of credit, and are currently negotiating a final agreement.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this annual report. Except for the historical matters contained herein, statements made in this annual report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may affect our business and prospects, including economic, competitive, governmental, technological and other factors discussed in this annual report and in our filings with the Securities and Exchange Commission.

Comparison of the year ended March 31, 2001 with the year ended March 31, 2000
-------------------------------------------------------------------------------

         During the fiscal year ended March 31, 2001, net sales increased 4% to $68,875,110 as compared to $66,385,151 for the fiscal year ended March 31, 2000. The increase is mainly attributable to the launch of "Chaleur d'Animale" men's and women's fragrances during the current year, which resulted in an increase in total Animale brand gross sales of 62%, from $7,368,886 to $11,901,783, and the launch of "OCEAN PACIFIC" for men in the Spring of 2001, which added gross sales of $2,071,292. These increases were offset by a $2,815,667 reduction in gross sales of Fred Hayman brand products, mainly "Hollywood" for men and women, from $11,021,573 to $8,205,906. Total gross sales of all Perry Ellis brand products also decreased slightly compared to the same period in the prior year from $50,683,562 to $50,034,796. The decrease results from a faulty component on both "Portfolio" men and women, which caused us to cease shipments and accept returns. The quality problem, which posed no product safety issues, has been rectified, and we have initiated legal action to recover damages from the component supplier. Out-of-pocket costs to refurbish the products of approximately $1.5 million have been included in cost of goods sold for the year ended March 31, 2001.

         Net sales to unrelated customers increased 29% to $46,512,816 in the current period, compared to $35,958,199 in the same period in the prior year. Sales to related parties decreased 27% to $22,362,294 in the current period compared to $30,426,952 in the same period in the prior fiscal year. For further information with respect to transactions with the related party, see "Business - Customers" elsewhere herein.

         Cost of goods sold decreased as a percentage of net sales from 43% for the fiscal year ended March 31, 2000 to 40% for the current period. Without the Portfolio refurbishing costs discussed above, the costs of goods sold percentage for the current period would have been 38%. The decrease was mainly attributable to the significant increase in sales to unrelated parties that have a lower cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 38% and 45%, respectively, during the fiscal year ended March 31, 2001, compared to 43% and 42%, respectively, in the prior year period.

         Operating expenses for the current fiscal year period increased 8% compared to the prior year period from $31,133,646 to $33,768,345, increasing as a percentage of net sales from 47% to 49%. Advertising and promotional expenses increased 14% to $17,484,616 compared to $15,307,913 in the prior year period, reflecting a renewed emphasis on in-store spending as well as print advertising in support of program launches. Selling and distribution costs increased 8% to $6,534,583 in the current fiscal period as compared to $6,050,583 in the same period of the prior fiscal year, remaining relatively constant at 9% of net sales. General and administrative expenses increased by 22% compared to the prior year period from $4,442,578 to $5,415,061, increasing as a percentage of net sales from 7% to 8%. The increase was mainly attributable to an increase of approximately $423,000 in bad debt expense for certain international receivables and increased salaries and bonuses. Depreciation and amortization decreased $1,233,432 as a result of the increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement in the prior year. Royalties increased to $2,025,292 for the current period compared to $1,790,347 in the prior year, remaining relatively constant at 3% of net sales.

         As a result of the above, we had operating income of $7,380,319 or 11% of net sales for the fiscal year period ended March 31, 2001, compared to $6,599,304 or 10% of net sales for the comparable period prior year period. The fiscal year ended March 31, 2000, includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999. Net interest expense increased by 32% to $1,100,777 in the current fiscal year as compared to $871,919 in the same period in the prior year, reflecting penalties and increased interest rates paid on our previous line of credit. See Liquidity and Capital Resources on pages 13 and 14 for further discussion. There were exchange gains of $5,274 in the current year as compared to losses of $30,143 in the same period in the prior year.

         Income before taxes increased to $6,284,816 or 9% of net sales for the current fiscal year compared to $6,238,555 or 9% of net sales in the same period in the prior year. Giving effect to the tax provision, net income amounted to $3,925,659 or 6% of net sales for the fiscal year ended March 31, 2001, as compared to $3,872,611 or 6% of net sales for the same period in the prior fiscal year.

Comparison of the year ended March 31, 2000 with the year ended March 31, 1999
------------------------------------------------------------------------------

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

         Operating expenses for the current fiscal year period increased 4% compared to the prior year period from $29,873,060 to $31,133,646, decreasing as a percentage of net sales from 53% to 47%. Advertising and promotional expenses decreased 2% to $15,307,913 compared to $15,612,506 in the prior year period, reflecting a strategic emphasis on point-of-sale and in-store spending in lieu of heavy print advertising. Selling and distribution costs increased 7% to $6,050,583 in the current fiscal period as compared to $5,644,923 in the same period of the prior fiscal year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses decreased by 3% compared to the prior year period from $4,570,055 to $4,442,578, decreasing as a percentage of net sales from 8% to 7%. The above decreases reflect the effect of our restructuring during the quarter ended March 31, 1998, which was fully implemented during the first quarter of fiscal 1999, coupled with certain non-recurring professional and consulting fees which were incurred during the prior year period. Depreciation and amortization increased $1,081,132 as a result of the increased amortization of goodwill due to the cancellation of the Baryshnikov license agreement. Royalties increased to $1,790,347 for the current period compared to $1,584,483 in the prior year, remaining relatively constant at 3% of net sales.

         As a result of the above, we had operating income of $6,599,304 or 10% of net sales for the fiscal year period ended March 31, 2000, compared to $4,231,318 or 8% of net sales for the comparable period in the prior year. Net interest expense decreased by 52% to $871,919 in the current fiscal year as compared to $1,800,149 in the same period in the prior year, reflecting the reduction in average borrowings outstanding coupled with interest earned on notes receivable during the current period. There were exchange losses of $30,143 in the current year as compared to losses of $117,334 in the same period in the prior year. The current period includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999.

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

Liquidity and Capital Resources
-------------------------------

         Working capital decreased to $30,535,978 at March 31, 2001 compared to $34,753,382 at March 31, 2000, reflecting the unrealized loss of $7,231,267 on our investment in affiliate during the period and the purchase of approximately $1,142,000 in treasury stock as discussed below, partially offset by a reduction in short-term borrowings of approximately $2,131,000, and the current period's net income.

         In September 1999, we completed the fourth phase of our common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of March 31, 2001, we had repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

         In May 1997, we entered into a three-year $25 million Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation
(GECC). Due principally to the significant treasury stock purchases under our stock buy back program, as of March 31, 2000, we were not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio. GECC has extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, while reducing the borrowing limit to $14 million, more in line with the Company's current needs.

         The fiscal 2001 financial statements have been prepared assuming we will continue as a going concern. Our current credit agreement expires on July 31, 2001. We have not obtained financing from an alternative source as of June 30, 2001, although we have received a non-binding commitment letter from GMAC Commercial Credit LLC, for a $20 million line of credit, and are currently negotiating a final agreement. We believe that funds from operations and any new financing will be sufficient to meet our operating needs. There is no assurance, however, that alternative financing will be available in the future, and if available, at terms and conditions agreeable to us.

         This factor among others indicates that we may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements
-----------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on April 1, 2001 did not have a material impact on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for our fourth fiscal quarter ending March 31, 2001. We believe that our current revenue recognition policies comply with SAB 101.

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, Accounting for Certain Sales Incentives, which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. The adoption of EITF 00-14 did not have a material impact on the Company's operations or financial statement presentation.

         In April 2001, the EITF reached a consensus on EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendors Products, which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective April 1, 2001, for the Company. The Company is currently evaluating the impact of this new guidance.

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

         Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2001 and 2000, primary source of funds for working capital and other needs is a line of credit totaling $14.0 million and $25.0 million, respectively.

         Of the of $9.5 million and $12.6 million of short-term and long-term borrowings on the Company's balance sheet as of March 31, 2001 and 2000, respectively, approximately 29% represented fixed rate instruments. The line of credit bears interest at a floating rate of prime plus 4% (prime plus .75% at March 31, 2000). A hypothetical 10% adverse move in interest rates would increase fiscal year 2001 and 2000 interest expense by approximately $0.1 million in each year.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplementary data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in a Form 8-K filed with the Securities and Exchange Commission on October 10, 2000, we engaged Deloitte & Touche LLP ("D&T") as our independent public accountants, approved by our Audit Committee.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required in response to this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 11.      EXECUTIVE COMPENSATION

         The information required in response to this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

         The information required in response to this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.

(a)      1.   Financial Statements
              See Index to Financial Statements beginning on page F-1 of this annual report.

         2.   Financial Statement Schedules
              See Index to Financial Statements beginning on Page F-1 of this annual report.

         3.   Exhibit Index

         The following exhibits are attached:

         4.29 Tenth Forebearance and Amendment Agreement, dated May 31, 2001, between the Company and General Electric Capital Corporation.

         23.1     Consent of Deloitte & Touche, LLP, Independent Auditors

         23.2 Consent of Pricewaterhouse Coopers, LLP, Independent Certified Public Accountants

(b)      Reports on Form 8-K

         On October 10, 2000, we filed a report on Form 8-K. See Item 9 above for further discussion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PARLUX FRAGRANCES, INC.


/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman



Dated:  July 16, 2001

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



/s/ Frederick E. Purches
-------------------------------------------
Frederick E. Purches, Vice Chairman and Director



/s/ Albert F. Vercillo
--------------------------------------------
Albert F. Vercillo, Director



/s/ Zalman Lekach
--------------------------------------------
Zalman Lekach, Director



/s/ Glenn Gopman
---------------------------------------------
Glenn Gopman, Director



/s/ Esther Egozi Choukroun
---------------------------------------------
Esther Egozi Choukroun, Director

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                                                           Page
                                                                           ----

          FINANCIAL STATEMENTS:

          Report of Independent Auditors                                   F-2

          Report of Independent Certified Public Accountants               F-3

          Consolidated Balance Sheets                                      F-4

          Consolidated Statements of Income                                F-5

          Consolidated Statements of Changes in Stockholders' Equity       F-6

          Consolidated Statements of Cash Flows                            F-7

          Notes to Consolidated Financial Statements                       F-8

          FORM 10-K SCHEDULE:

          Schedule II - Valuation and Qualifying Accounts                  F-23


          All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Parlux Fragrances, Inc.
     Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Parlux Fragrances, Inc. and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 2001 listed in Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not been in compliance with certain financial covenants of the Loan and Security Agreement, which has been extended through various short-term agreements, and currently expires on July 31, 2001. As of June 22, 2001, the Company has not obtained financing from an alternative source. Management believes that the Company will be able to obtain financing from alternative sources, and is currently in negotiations with a lender. However, there is no assurance that alternative financing will be obtained, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with a related party.


Deloitte and Touche LLP


Miami, Florida
June 22, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Shareholders of Parlux Fragrances, Inc.




In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Parlux Fragrances, Inc. and its subsidiaries (collectively the "Company") at March 31, 2000, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, the Loan and Security Agreement (the "Credit Agreement") expires on August 29, 2000. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of June 30, 2000, the Company has not obtained financing from an alternative source. Management believes that the Company will be able to obtain financing from alternative sources to replace the Credit Agreement. However, there is no assurance that alternative financing will be available in the future, which creates substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with a related party.




PricewaterhouseCoopers LLP
Miami, Florida
June 30, 2000

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,           March 31,
ASSETS                                                                             2001                2000
---------------------------------------------------------                      ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $     30,214        $     17,464
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,922,000 and $3,320,000, respectively                                        6,640,616           6,066,149
  Trade receivables from a related party                                         13,006,178           9,561,550
  Note receivable from a related party                                                   --           2,500,000
  Inventories, net                                                               22,174,181          23,419,613
  Prepaid expenses and other current assets                                       8,155,477           8,392,277
  Investment in affiliate                                                           803,390           8,034,657
                                                                               ------------        ------------

    TOTAL CURRENT ASSETS                                                         50,810,056          57,991,710
Equipment and leasehold improvements, net                                         2,649,347           2,289,159
Trademarks, licenses and goodwill, net                                           20,464,254          21,468,737
Other                                                                                88,366             112,422
                                                                               ------------        ------------

    TOTAL ASSETS                                                               $ 74,012,023        $ 81,862,028
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------
CURRENT LIABILITIES:
  Borrowings, current portion                                                  $  7,862,607        $  9,993,966
  Accounts payable                                                               11,363,779          10,554,068
  Accrued expenses                                                                  880,673           1,379,483
  Income taxes payable                                                              167,019           1,310,811
                                                                               ------------        ------------

    TOTAL CURRENT LIABILITIES                                                    20,274,078          23,238,328
Borrowings, less current portion                                                  1,686,142           2,571,252
Deferred tax liability                                                            1,177,329           2,407,664
                                                                               ------------        ------------

    TOTAL LIABILITIES                                                            23,137,549          28,217,244
                                                                               ------------        ------------

COMMITMENTS  AND CONTINGENCIES (Note 8)


STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at March 31, 2001 and 2000                            --                  --
  Common stock, $0.01 par value, 30,000,000 shares
   authorized,  17,986,565 and 17,973,103 shares
   issued at March 31, 2001 and March 31, 2000, respectively                        179,866             179,731
  Additional paid-in capital                                                     74,002,059          73,977,590
  Retained earnings (accumulated deficit)                                         3,452,321            (473,338)
  Accumulated other comprehensive (loss) income                                  (3,851,830)          1,834,607
  Notes receivable from officer                                                    (790,947)           (899,105)
                                                                               ------------        ------------
                                                                                 72,991,469          74,619,485
  Less - 8,017,131 and 7,704,798 shares of common stock in
   treasury, at cost, at March 31, 2001 and March 31, 2000, respectively        (22,116,995)        (20,974,701)
                                                                               ------------        ------------

    TOTAL STOCKHOLDERS' EQUITY                                                   50,874,474          53,644,784
                                                                               ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 74,012,023        $ 81,862,028
                                                                               ============        ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year Ended March 31,
                                                          ----------------------------------------------------
                                                              2001                2000                1999
                                                          ------------        ------------        ------------
Net sales:
   Unrelated customers                                    $ 46,512,816        $ 35,958,199        $ 33,623,124
   Related parties                                          22,362,294          30,426,952          22,527,451
                                                          ------------        ------------        ------------

                                                            68,875,110          66,385,151          56,150,575

Cost of goods sold                                          27,726,446          28,652,201          22,046,197
                                                          ------------        ------------        ------------

Gross margin                                                41,148,664          37,732,950          34,104,378
                                                          ------------        ------------        ------------

Operating expenses:
  Advertising and promotional                               17,484,616          15,307,913          15,612,506
  Selling and distribution                                   6,534,583           6,050,583           5,644,923
  General and administrative, net of licensing fees
    of $650,000 in 2001, $637,500 in 2000 and
    of $575,000 in 1999                                      5,415,061           4,442,578           4,570,055
  Depreciation and amortization                              2,308,793           3,542,225           2,461,093
  Royalties                                                  2,025,292           1,790,347           1,584,483
                                                          ------------        ------------        ------------

  Total operating expenses                                  33,768,345          31,133,646          29,873,060
                                                          ------------        ------------        ------------

Operating income                                             7,380,319           6,599,304           4,231,318

Gain on sale of securities                                          --             541,013                  --
Interest income                                                376,605             504,944              86,651
Interest expense and bank charges                           (1,477,382)         (1,376,863)         (1,886,800)
Exchange (loss) gain                                             5,274             (30,143)           (117,334)
                                                          ------------        ------------        ------------

Income before income taxes                                   6,284,816           6,238,255           2,313,835

Income taxes provision                                      (2,359,157)         (2,365,644)           (895,380)
                                                          ------------        ------------        ------------

Net income                                                $  3,925,659        $  3,872,611        $  1,418,455
                                                          ============        ============        ============



Income per common share:
     Basic                                                $       0.39        $       0.32        $       0.10
                                                          ============        ============        ============
     Diluted                                              $       0.38        $       0.31        $       0.10
                                                          ============        ============        ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           -----------------------------------------------------------
                   YEARS ENDED MARCH 31, 2001, 2000, AND 1999
                   ------------------------------------------


                                                            COMMON STOCK                          RETAINED        ACCUMULATED
                                                    ---------------------------  ADDITIONAL       EARNINGS          OTHER
                                                      NUMBER             PAR      PAID-IN        (ACCUMULATED    COMPREHENSIVE
                                                      ISSUED            VALUE     CAPITAL         DEFICIT)      (LOSS) INCOME (1)
                                                    -----------   -----------  --------------   ------------   ------------------
BALANCE at March 31, 1998                           17,447,478      $174,475     $73,007,949    ($5,764,404)       ($355,331)

  Comprehensive income:
   Net income                                               --            --              --      1,418,455               --
   Foreign currency translation adjustment                  --            --              --             --            3,826

    Total comprehensive income

  Issuance of common stock upon exercise of
    employee options                                    15,000           150          22,637             --               --
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                          --            --              --             --               --
  Net increase in notes receivable from officer             --            --              --             --               --
                                                    ----------      ---------    ------------   -----------     ------------
BALANCE at March 31, 1999                           17,462,478       174,625      73,030,586     (4,345,949)        (351,505)

  Comprehensive income:
   Net income                                               --            --              --      3,872,611               --
   Unrealized holding gains on investment
    in affiliate, net of taxes of $1,340,521                              --              --             --        2,187,166
   Foreign currency translation adjustment                  --            --              --             --           (1,054)
    Total comprehensive income
  Issuance of common stock upon exercise of:
   Employee stock options                               10,625           106          14,504
   Warrants                                            500,000         5,000         932,500
  Purchase of 4,049,767 shares of treasury
   stock, at cost                                           --            --              --             --              --
  Net increase in notes receivable from officer             --            --              --             --              --
                                                    ----------      ---------  --------------   -----------     ------------
 BALANCE at March 31, 2000                          17,973,103       179,731      73,977,590       (473,338)       1,834,607

  Comprehensive income:
   Net income                                               --            --              --      3,925,659            -
   Unrealized holding loss on investment in
    affiliate, net of a tax benefit of $1,547,881           --            --              --             --       (5,683,386)
   Foreign currency translation adjustment                  --            --              --             --           (3,051)
    Total comprehensive loss
  Issuance of common stock upon exercise of:
   Employee stock options                               13,462           135          24,469             --               --
  Purchase of 312,333 shares of treasury stock,
    at cost                                                 --            --              --             --               --
  Net decrease in notes receivable from officer             --            --              --             --               --
                                                    ----------      ---------  --------------   -----------     ------------
BALANCE at March 31, 2001                           17,986,565      $179,866    $ 74,002,059    $ 3,452,321     $ (3,851,830)
                                                    ==========      ========  ==============    ===========     ============

[RESTUBBED TABLE]

                                                                        NOTES
                                                                      RECEIVABLE
                                                       TREASURY         FROM
                                                        STOCK          OFFICER         TOTAL
                                                   ---------------  -------------  -------------
BALANCE at March 31, 1998                             ($5,894,250)     ($150,000)   $61,018,439

  Comprehensive income:
   Net income                                                  --             --      1,418,455
   Foreign currency translation adjustment                     --             --          3,826
                                                                                   ------------
    Total comprehensive income                                                        1,422,281
                                                                                   ------------
  Issuance of common stock upon exercise of
    employee options                                           --             --         22,787
  Purchase of 1,165,276 shares of treasury
    stock, at cost                                     (2,332,817)            --     (2,332,817)
  Net increase in notes receivable from officer                --       (276,446)      (276,446)
                                                     ------------   ------------   ------------

BALANCE at March 31, 1999                              (8,227,067)      (426,446)    59,854,244

  Comprehensive income:
   Net income                                                  --             --      3,872,611
   Unrealized holding gains on investment in
   affiliate, net of taxes of $1,340,521                       --             --      2,187,166
   Foreign currency translation adjustment                     --             --         (1,054)
                                                                                   ------------
    Total comprehensive income                                                        6,058,723
                                                                                   -------------
  Issuance of common stock upon exercise of:
   Employee stock options                                                                14,610
   Warrants                                                                             937,500
  Purchase of 4,049,767 shares of treasury
    stock, at cost                                    (12,747,634)                  (12,747,634)
  Net increase in notes receivable from officer                --       (472,659)      (472,659)
                                                     ------------   ------------   ------------

 BALANCE at March 31, 2000                            (20,974,701)      (899,105)    53,644,784

  Comprehensive income:
   Net income                                                  --             --      3,925,659
   Unrealized holding loss on investment in
     affiliate, net of a tax benefit of $1,547,881             --             --     (5,683,386)
   Foreign currency translation adjustment                     --             --         (3,051)
                                                                                   -------------
    Total comprehensive loss                                                         (1,760,778)
                                                                                   -------------
  Issuance of common stock upon exercise of:
   Employee stock options                                      --             --         24,604
  Purchase of 312,333 shares of treasury stock,
    at cost                                            (1,142,294)            --     (1,142,294)
  Net decrease in notes receivable from officer                --        108,158        108,158
                                                     ------------   ------------   ------------

BALANCE at March 31, 2001                            $ (22,116,995)   $ (790,947)  $ 50,874,474
                                                     =============    ==========   ============

(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains and losses on investment in affiliate.



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year ended March 31,
                                                                             ----------------------------------------------------
                                                                                 2001                2000                1999
                                                                             ------------        ------------        ------------
Cash flows from operating activities:
Net income                                                                   $  3,925,659        $  3,872,611        $  1,418,455
                                                                             ------------        ------------        ------------

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                   2,308,793           3,542,225           2,461,093
Provision for doubtful accounts                                                 1,567,000           1,143,790             400,000
Provision for prepaid promotional supplies and inventory obsolescence           1,500,000           1,400,000             853,545
Gain on sale of securities                                                             --            (541,013)                 --
Loss on disposal of equipment                                                          --                  --              13,416
Provision for deferred taxes                                                      869,568              75,426             863,836
Changes in assets and liabilities net of effect of acquisitions:
   (Increase) decrease in trade receivables - customers                        (2,141,467)             13,012           1,630,595
   (Increase) decrease in note and trade receivables - related parties           (944,628)          1,689,693            (285,016)
   Decrease (increase) in inventories                                             473,251          (3,272,357)          2,223,878
   (Increase) decrease in prepaid expenses and other
    current assets and income tax receivable                                   (1,043,041)          1,230,135           4,116,263
   Decrease in other non-current assets                                            24,056                 527           2,026,512
   Increase (decrease) in accounts payable                                        809,711           5,239,298          (4,359,637)
   (Decrease) increase in accrued expenses and income taxes payable            (1,642,602)            730,672            (697,575)
                                                                             ------------        ------------        ------------

            Total adjustments                                                   1,780,641          11,251,408           9,246,910
                                                                             ------------        ------------        ------------

                Net cash provided by operating activities                       5,706,300          15,124,019          10,665,365
                                                                             ------------        ------------        ------------

Cash flows from investing activities:
Proceeds from sale of securities                                                       --           2,276,018                  --
Purchase of securities                                                                 --          (1,735,005)                 --
Purchases of equipment and leasehold improvements, net                         (1,596,742)         (1,543,340)           (287,688)
Purchases of trademarks                                                           (67,756)           (137,976)           (106,306)
Cash received from brand licensing/sales:
  Bal a Versailles                                                                     --                  --             200,000
                                                                             ------------        ------------        ------------

                Net cash used in investing activities                          (1,664,498)         (1,140,303)           (193,994)
                                                                             ------------        ------------        ------------

Cash flows from financing activities:
Payments - note payable to GE Capital Corporation, net                         (2,142,640)           (936,471)         (6,956,867)
Payments - note payable to Fred Hayman Beverly Hills                             (639,550)           (594,953)           (553,466)
Payments - note payable to Lyon Credit Corporation                               (204,890)           (183,508)           (164,360)
Payments - notes payable to Bankers Capital Leasing                               (29,389)           (122,117)                 --
Payments - notes payable to International Finance Bank                           (185,472)
Payments  - other notes payable                                                        --             (44,114)            (50,169)
Net decrease (increase) in notes receivable from officer                          108,158            (472,659)           (276,446)
Purchases of treasury stock                                                    (1,142,294)        (12,747,634)         (2,332,817)
Proceeds from issuance of common stock, net                                        24,604             952,110              22,787
                                                                             ------------        ------------        ------------

                Net cash used in financing activities                          (4,026,001)        (14,149,346)        (10,496,810)
                                                                             ------------        ------------        ------------


Effect of exchange rate changes on cash                                            (3,051)             (1,054)              3,827
                                                                             ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                               12,750            (166,684)            (21,612)
Cash and cash equivalents, beginning of year                                       17,464             184,148             205,760
                                                                             ------------        ------------        ------------

Cash and cash equivalents, end of year                                       $     30,214        $     17,464        $    184,148
                                                                             ============        ============        ============

                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2001, 2000, AND 1999


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------------

A.       Nature of business
         ------------------

         Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is a manufacturer and distributor of prestige fragrances and beauty related products, on a worldwide basis.

B.       Principles of consolidation
         ---------------------------

         The consolidated financial statements include the accounts of Parlux Fragrances, Inc., Parlux S.A., a wholly-owned French subsidiary ("S.A.") and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

C.       Accounting estimates
         --------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence and periods of depreciation and amortization for trademarks, licenses, goodwill, and equipment. Actual results could differ from those estimates.

D.       Basis of presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is currently negotiating with other banks to obtain financing to replace the Company's current credit agreement. As of June 22, 2001, the Company has not obtained financing from an alternative source.

         Management's plan initially consists of obtaining sufficient financing from alternative sources to replace the Company's current credit agreement and management believes that funds from operations and any new financing will be sufficient to meet the Company's operating needs. The Company has received a non-binding commitment letter from GMAC Commercial Credit, LLC for a $20 million line of credit, and is currently negotiating a final agreement, see Note 7. There is no assurance, however, that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company.

         This factor among others indicates that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E.       Revenue recognition
         -------------------

         Revenue is recognized when the product is shipped to a customer. Estimated amounts for sales returns and allowances are recorded at the time of sale.

         Licensing income, which is included as an offset to general and administrative expenses, is recognized ratably over the terms of the contractual license agreements.

F.       Inventories and cost of goods sold
         ----------------------------------

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in an amount of $2,275,000 and $1,845,000 at March 31, 2001 and 2000, respectively.

G.       Investment in Affiliate
         -----------------------

         Investment in Affiliate consists of an investment in common stock of E Com Ventures, Inc., the parent company of Perfumania, Inc. Such securities are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses of the Company's investment are charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and are included in the accompanying statements of stockholders' equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings.

H.       Barter sales and credits
         ------------------------

         The Company has sold certain of its products to a barter broker in exchange for advertising that the Company will use. The Company does not record the transfer of such products as sales, nor does it record a profit on such transactions. The advertising credits received, which are recorded as a prepaid expense on the Company's balance sheet at the time such inventory is shipped, are valued at the cost of goods bartered.

I.       Equipment and leasehold improvements
         ------------------------------------

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

J.       Trademarks, licenses and goodwill
         ---------------------------------

         Trademarks, licenses and goodwill are recorded at cost and amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization of trademarks, licenses and goodwill was $6,251,772 and $5,179,533 at March 31, 2001 and 2000, respectively.
         Amortization expense was $1,072,239, $2,595,311 and $1,558,496 for the years ended March 31, 2001, 2000, and 1999, respectively.

         Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management's estimate of fair value. Management does not believe that there are any impairment losses as of March 31, 2001 and 2000.

K.       Advertising costs
         -----------------

         Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

L.       Income taxes
         ------------

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

M.       Foreign currency translation
         ----------------------------

         The Company's functional currency for its foreign subsidiary is the U.S. dollar. Other income and expense includes foreign currency gains and losses, which are recognized as incurred.

N.       Fair value of financial instruments
         -----------------------------------

         The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, note receivable from related party, notes receivable from officer, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

O.       Basic and diluted earnings per share
         ------------------------------------

         Basic earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential common stock equivalents outstanding during the year.

P.       Stock based compensation
         ------------------------

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

         In calculating the potential effect for proforma presentation, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2001       2000       1999
                                                 ----       ----       ----
         Expected life (years)                    5            5          5
         Interest rate                            5%           5%         5%
         Volatility                               75%         75%        76%
         Dividend Yield                            -           -          -

If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and income per share would have been as follows:

                                          For the years ended March 31,
                                          -----------------------------
                                       2001           2000             1999
                                       ----           ----             ----

Net income:
   As reported                     $3,925,659     $3,872,611       $1,418,455
   Proforma                        $3,895,617     $3,853,610        $ 548,455
Basic net income per share:
    As reported                         $0.39          $0.32            $0.10
    Proforma                            $0.39          $0.32            $0.04
Diluted net income per share:
    As reported                         $0.38          $0.31            $0.10
    Proforma                            $0.37          $0.31            $0.04

Q.       Cash flow information
         ---------------------

         The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                    2001             2000            1999
                                    ----             ----            ----
           Cash paid for:
                Interest         $1,546,029      $1,334,769      $1,839,569
                                 ==========      ==========      ==========
                Income taxes     $2,633,381     $ 1,216,348      $  518,447
                                 ==========     ===========      ==========

         Supplemental disclosures of noncash investing and financing activities are as follows:

         Year ended March 31, 2001:

               o The Company incurred an unrealized holding loss of $5,683,386 on the investment in affiliate, net of tax benefits.

               o The Company entered into a barter agreement for which it exchanged inventory of Baryshnikov brand products with a cost of approximately $728,000 in exchange for advertising credits.

         Year ended March 31, 2000:

               o The Company incurred an unrealized holding gain of $2,187,166 on the investment in affiliate, net of taxes.

               o The conversion of trade accounts receivable in the amounts of $4,506,970 and $8,000,000 discussed in Note 2.

         Year ended March 31, 1999:

               o The consideration received for the sale of inventory relating to the license of the Bal a Versailles brand included a non-interest bearing receivable from the licensee in the amount of $500,000.

               o The Company acquired computer equipment in the amount of $395,325 through capital lease agreements.

R.       Segment Information
         -------------------

         As of March 31, 2001, the Company operates solely in one segment, the marketing and manufacture of prestige fragrances and beauty related products.

S.       New Accounting Pronouncements
         -----------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on April 1, 2001 did not have a material impact on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for our fourth fiscal quarter ending March 31, 2001. We believe that our current revenue recognition policies comply with SAB 101.

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14, Accounting for Certain Sales Incentives, which provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. The adoption of EITF 00-14 did not have a material impact on the Company's operations or financial statement presentation.

         In April 2000, the EITF reached a consensus on EITF 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendors Products, which provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. EITF 00-25 is effective April 1, 2001, for the Company. The Company is currently evaluating the impact of this new guidance.

2.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS
     ----------------------------------------------------

     As of March 31, 2001, the Company had a loan receivable of approximately $790,947 ($875,000 at March 31, 2000) from its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. All of the notes bear interest at 8% per annum, and unless indicated, are not collateralized. The composition of the notes are as follows:

                                                                                          March 31,
                                                                                          ---------
                                                                                    2001              2000
                                                                                    ----              ----

         Note receivable, due March 31, 2001                                     $ 790,947          $240,000
         Note receivable, collateralized by 100,000 shares of
             the Company's common stock, due March 31, 2001                            ---           230,000
         Note receivable, due March 31, 2001                                           ---           405,000
         Accrued interest receivable                                                   ---            24,105
                                                                                 ---------         ---------
                                                                                 $ 790,947         $ 899,105
                                                                                 =========         =========

     All of the notes were refinanced under a master note in the amount of $875,000, which bears interest at 8% per annum, is not collateralized and matured on March 31, 2001. As of March 31, 2001, amounts due the officer totaling $147,100 were offset against the loan, covering interest due through March 2001 and a $99,053 principal reduction,with the remaining principal extended until March 31, 2002.

     The Company had net sales of $22,362,294, $30,426,952, and $22,527,451 during the fiscal years ended March 31, 2001, 2000, and 1999, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company totaled $13,006,178 at March 31, 2001 and trade accounts receivable and note receivable (after giving effect to the stock transaction discussed below), were $9,561,550 and $2,500,000, respectively, at March 31, 2000. Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable below, which carried an interest rate of prime plus 1% of the outstanding balance, and which was repaid in accordance with its terms.

     On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. As of June 22, 2001, the fair market value of the investment in ECMV is $1,542,654 ($1.02 per share). Management believes, based on its evaluation of ECMV's operations, that the decline in the market price is temporary.

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

     On June 1, 2000, the parties entered into a new subordinated $5 million note agreement which refinanced the remaining $2 million under the October 4, 1999 note, as well as converted $3 million of the outstanding trade receivable due from Perfumania to the Company. The new note was repayable in six equal monthly installments of $500,000, plus interest, from July 2000 through December 2000, with the balance of $2 million due on December 29, 2000. The terms and conditions of the new note was identical to the October 4, 1999 note and the entire note was repaid in accordance with its terms.

     In October 1999, the Company purchased, in the open market, 250,000 shares of perfumania.com common stock for $1,735,005. These shares were sold during November 1999, resulting in a gain of $541,013, which is included in the accompanying consolidated statement of income for the fiscal year ended March 31, 2000.

3.    INVENTORIES
      -----------

     The components of inventories are as follows:

                                                                      March 31,
                                                                      ---------
                                                               2001               2000
                                                               ----               ----
          Finished products                                 $11,485,963        $13,616,034
          Components and packaging material                   6,959,423          6,780,534
          Raw material                                        3,728,795          3,023,045
                                                            -----------        -----------
                                                            $22,174,181        $23,419,613
                                                            ===========        ===========

     The above amounts are net of reserves for estimated inventory obsolescence of approximately $2,805,000 and $1,520,000 at March 31, 2001 and 2000,
     respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
      -----------------------------------------

     Prepaid expenses and other current assets are as follows:

                                                                          March 31,
                                                                          ---------
                                                                   2001              2000
                                                                   ----              ----
       Promotional supplies, net                                $4,036,834         $4,532,582
       Deferred tax assets                                       1,526,445          2,078,467
       Prepaid  advertising  (including  unused barter credits   1,491,060            601,856
       of $728,000 in 2001)
       Notes receivable-current portion AdM/BAV                         --            541,104
       Other                                                     1,101,138            638,268
                                                                 ---------            -------
                                                                $8,155,477         $8,392,277
                                                                 =========          =========

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS
      ------------------------------------

     Equipment and leasehold improvements are comprised of the following:

                                                                         March 31,
                                                                    ------------------       Estimated useful
                                                                   2001             2000     lives (in years)
                                                                   ----             ----     ----------------

         Molds and equipment                                   $6,910,493        $5,402,667         3-7
         Furniture and fixtures                                 1,314,997         1,244,695         3-5
         Leasehold improvements                                   328,702           426,745         5-7
                                                               ----------        ----------
                                                                8,554,192         7,074,107
         Less: accumulated depreciation and amortization       (5,904,845)       (4,784,948)
                                                               ----------        ----------
                                                               $2,649,347        $2,289,159
                                                               ==========        ==========

     Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2001, 2000 and 1999 was $1,236,555, $946,913, and $902,596, respectively. Amounts subject to capital leases at March 31, 2001 and 2000, included in molds and equipment above, totaled $528,589 and $395,325, respectively, net of accumulated amortization of $284,500 and $164,154.

6.   TRADEMARKS, LICENSES AND GOODWILL
     ---------------------------------

     Trademarks, licenses and goodwill are attributable to the following brands:

                                                                      March 31,
                                                                     ----------             Estimated useful
                                                                 2001            2000        lives (in years)
                                                                 ----            ----        ----------------
          Owned Brands:
            Alexandra de Markoff                              $11,191,174      $11,191,171          25
            Fred Hayman Beverly Hills ("FHBH")                  2,820,361        2,804,864          25
            Bal A Versailles                                    2,948,942        2,948,942          25
            Animale                                             1,574,693        1,523,824          25
            Other                                                 216,546          215,714          25
          Licensed Brands:
            Perry Ellis                                         7,964,310        7,963,755          25
                                                                ---------        ---------
                                                               26,716,026       26,648,270
          Less: accumulated amortization                       (6,251,772)      (5,179,533)
                                                               -----------      -----------
                                                              $20,464,254      $21,468,737
                                                              ===========       ==========

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

     On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff ("AdM") rights to Cosmetic Essence, Inc. ("CEI") for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. The license was assigned by CEI to an affiliate, Irving W. Rice & Co. However, CEI guarantees payment for the annual licensing fee for the entire term of the agreement, including renewals. At closing, the purchaser provided as consideration, $202,000 in cash and a $4,000,000 non-interest bearing receivable due in periodic installments based on the purchaser's use of the inventory, with any remaining balance due on January 1, 2000, but subsequently extended to June 30, 2000. The note has been paid in full.

     At March 31, 2000, $541,104 relating to the AdM and BAV notes receivable was included in prepaid expenses and other current assets.

7.    BORROWINGS

     The composition of borrowings is as follows:

                                                                                       March 31,
                                                                                       ---------
                                                                                  2001             2000
                                                                                  ----             ----
     Revolving credit facility payable to General Electric
     Capital Corporation, interest at prime (8.00% at March 31,
     2001) plus 4%, net of restricted cash of $1,983,334 and
     $2,468,377 at March 31, 2001 and 2000, respectively.                    $6,782,973         $8,925,613

     Note payable to FHBH, collateralized by the acquired
     licensed trademarks, interest at 7.25%, payable in equal
     monthly installments of $69,863, including interest, through
     June 2004                                                                2,391,857          3,031,407

     Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,878, including interest, through January
     2002.                                                                      141,692            273,208

     Note payable to United Capital Corporation, collateralized by certain equipment, interest at 11%, payable in equal
     monthly installments of $19,142, including interest, through
     September 2001.                                                            111,231            316,121

     Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly
     installments of $18,249, including interest, through October 2002.         102,127                 --

     Other notes payable                                                         18,869             18,869
                                                                                 ------             ------
                                                                              9,548,749         12,565,218
     Less: long-term borrowings                                              (1,686,142)        (2,571,252)
                                                                             ----------         ----------
     Short-term borrowings                                                   $7,862,607         $9,993,966
                                                                             ==========         ==========

     In May 1997, the Company entered into a three-year Loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation
     (GECC). Substantially all of the domestic assets of the Company collateralize this borrowing.

     Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC has extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, increasing the interest rate to prime plus 4%, while reducing the borrowing limit to $14 million, more in line with the Company's current needs.

     The fiscal 2001 financial statements have been prepared assuming the Company will continue as a going concern. The current Credit Agreement expires on July 31, 2001. The Company has not obtained financing from an alternative source as of June 30, 2001, although it has received a non-binding commitment letter from GMAC Commercial Credit LLC, for a $20 million line of credit, and is currently negotiating a final agreement.

     Management believes that, based on current circumstances, the funds from operations and any new financing will be sufficient to meet the Company's operating needs. However, there can be no assurance that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company.

     Future maturities of borrowings are as follows (in 000's):

                             For the year ending March 31,
                             -----------------------------
                          2002                      $7,863
                          2003                         785

                          2004                         799

                          2005                         102
                                                    ------
                               Total                $9,549
                                                    ======

8. COMMITMENTS AND CONTINGENCIES
   -----------------------------

     A.   Leases:
          -------

          The Company leases its office space and certain equipment under certain operating leases expiring on various dates through October 31, 2005. Total rent expense charged to operations for the years ended March 31, 2001, 2000 and 1999 was approximately $963,000, $924,000 and
          $1,110,000, respectively.

          At March 31, 2001, the future minimum annual rental commitments under noncancellable operating leases are as follows (in 000's):

                  For the year ending March 31,                   Amount
                  -----------------------------                   ------
                  2002                                             $804
                  2003                                              641
                  2004                                              641
                  2005                                              641
                  2006                                              427
                                                                 ------
                  Total                                          $3,154
                                                                 ======

          The Company had entered into a non-cancelable sublease agreement for its previous corporate headquarters and distribution center. This agreement covered the remaining lease commitment through November 2000, with the sub-lessee remitting payment directly to the landlord at the same rental rate as the Company's original lease. The Company had agreed to guarantee such sublease payments of approximately $20,000 per month. The lease expired and the Company has no further liability.

     B.   License and Distribution Agreements:
          -----------------------------------

          During the year ended March 31, 2001, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Baryshnikov.

          On March 26, 2001, the Company entered into an exclusive worldwide licensing agreement with Jockey International, Inc. ("Jockey"), to manufacture and distribute men's and women's fragrances and other related products under the Jockey trademark. The Company anticipates launching both fragrances lines for the Spring 2002 season.

          Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal.

          On October 13, 1999, the Company was notified by the Baryshnikov licensor of its intent to terminate the license agreement, which was to expire on March 31, 2001, due to the Company's unwillingness to develop and distribute a new women's fragrance, as stipulated in the license agreement. A settlement was reached which entitled the Company to continue producing and selling Baryshnikov brand products until June 30, 2000, at which time all remaining unsold inventory and advertising material would be destroyed. On June 29, 2000, the Company entered into a barter agreement exchanging all of its remaining Baryshnikov finished goods inventory for advertising credits. Sales of Baryshnikov products represented less than 2% of total Company net sales for each of the three years ended March 31, 2000.

          Effective January 1, 2000, the Company entered into an exclusive licensing agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the Western Hemisphere. Effective April 1, 2001, the Company and PEZ agreed to terminate the agreement with no further liability to either party.


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

                Fiscal year ending March 31,                 2002       2003        2004       2005       2006
                ----------------------------                 ----       ----        ----       ----       ----
                Advertising                               $11,712    $11,412      $11,612   $11,112    $11,312
                Royalties                                 $ 1,100    $ 1,260      $ 1,296   $ 1,245    $ 1,325

     C.   Trademarks:
          -----------

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

     D.   Barter Arrangements:
          --------------------

          The following table sets forth the balances and transactions included in the accompanying financial statements related to barter agreements (in 000's):

                                                                                       2001       2000       1999
                                                                                       ----       ----       ----
             Prepaid  advertising at March 31, net of deferred income of $137
             in 1999                                                                    $728      $  --       $233
                                                                                        ====      =====       ====

             Advertising credits received during the year                               $728      $  --       $ --
                                                                                        ====      =====       ====

             Advertising credits expensed during the year ended March 31                $---      $ 233       $ --
                                                                                        ====      =====       ====

     E.   Employment and Consulting Agreements:
          ------------------------------------

          The Company has contracts with certain officers, employees and consultants which expire during March 2003. Minimum commitments under these contracts total approximately $2,168,000. In addition, warrants to purchase 330,000 shares of common stock at prices ranging from $2.25 to $2.44 were granted. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract and double in the event of a change in control.

          In connection with previous employment contracts, warrants to purchase 1,690,000 shares of common stock, at prices ranging from $1.50 to $7.50 were granted between 1989 and 1995. These warrants are exercisable for a ten-year period from the date of grant and vested over the term of the applicable contracts. During the year ended March 31, 2000, 500,000 of such warrants were exercised. As of March 31, 2001, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants granted to key employees would double in the event of a change in control.

          On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period. The warrants were cancelled during April 2001.

          On April 1, 1994, the Company entered into a consulting agreement with a former executive, which provided for monthly payments of $16,667 through September 30, 1997. In addition, the former executive had previously received warrants to purchase 500,000 shares of common stock, at an exercise price of $1.875 per share, which are included in the 1,690,000 warrants discussed below. These warrants were exercised during March 2000, and the Company repurchased these shares at $4.00 per share, the closing price of the shares on March 23, 2000.

          All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

     F.   Contingencies:
          -------------

          The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.

9.   INCOME TAXES
     ------------

     The components of the provision for income taxes for each of the years ended March 31 are as follows:

                                                Years Ended  March 31,
                                                -----------  ---------

                                         2001            2000           1999
                                      ----------      ----------      ----------
Current taxes:
   U.S. Federal                       $1,311,059      $2,271,211      $        0
   U.S. state and local                  121,440               0          15,552
   Foreign                                57,090          36,500          15,992
                                      ----------      ----------      ----------

                                       1,489,589       2,307,711          31,544
Deferred tax                             869,568          57,933         863,836
                                      ----------      ----------      ----------
Income tax expense                    $2,359,157      $2,365,644      $  895,380
                                      ==========      ==========      ==========

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended March 31 as follows:

                                              2001        2000        1999
                                              ----        ----        ----
Tax at statutory rate                         35.0%       35.0%       35.0%
Other, primarily State income taxes            2.5%        2.9%        3.7%
                                              ----        ----        ----
                                              37.5%       37.9%       38.7%
                                              ====        ====        ====

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:


            March 31,                                               2001          2000
           ---------                                            -----------    -----------
Allowance for doubtful accounts, sales returns and allowances   $   557,529    $ 1,186,216
State net operating loss carry forwards                                  --         30,464
Reserve for inventory obsolescence                                  575,399        861,787
Unrealized loss on investment                                       207,360             --
Other, net                                                          186,157             --
                                                                -----------    -----------

     Total deferred tax assets                                    1,526,445      2,078,467
                                                                ===========    ===========

Deferred tax liabilities related to depreciation and
amortization                                                     (1,114,453)    (  995,044)
Unrealized gains on investments                                          --     (1,340,521)
Other                                                               (62,876)       (72,099)
                                                                -----------    -----------
     Total deferred tax liabilities                              (1,177,329)    (2,407,664)
                                                                -----------    -----------
Net deferred tax asset (liability)                              $   349,116    ($  329,197)
                                                                ===========    ===========

10.  STOCK OPTION AND OTHER PLANS
     ----------------------------

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

     As of March 31, 2001, and since the inception of the Plan, options have been granted, net of cancellations, to purchase 199,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 2001, 196,592 options had been exercised under the Plan and no further shares are exercisable.

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

     As of March 31, 2001, and since the inception of the 1996 Plan, options have been granted net of cancellations, to purchase 247,437 shares at exercise prices ranging from $1.375 to $2.813 per share. Through March 31, 2001, 16,587 options had been exercised and 40,406 options were vested with a remaining contractual life for such options of three years.

The following table summarizes the activity for options covered under all of the above plans:

                                                   Plan                        1996 Plan
                                        ---------------------------   -----------------------------
                                                   Weighted Average                Weighted Average
                                        Amount     Exercise Price     Amount       Exercise Price
                                       -------     --------------     -------      ----------------

Balance at March 31, 1998               55,000          $   2.59       71,250          $   1.38
Granted                                     --                --           --                --
Exercised                              (15,000)         $   1.52           --                --
Canceled/Expired                       (30,000)            --          (9,000)         $   1.38
                                       -------                        -------
Balance at March 31, 1999               10,000          $   3.08       62,250          $   1.38
Granted                                     --                         96,600          $   1.38
Exercised                                   --                        (10,625)         $   1.38
Canceled/Expired                            --                        (20,200)         $   1.38
                                       -------                        -------          -----
Balance at March 31, 2000               10,000          $   3.08      128,025          $   1.38
Granted                                     --                         88,975          $   2.82
Exercised                               (7,500)         $   2.19       (5,962)         $   1.38
Canceled/Expired                        (2,500)         $   5.75       (5,688)         $   1.38
                                       -------                        -------

Balance at March 31, 2001                   --                        205,350             $1.98
                                       =======                        =======


In October 2000, the Company's shareholders ratified the establishment of a third stock option plan (the "2000 Plan") which reserved an additional 250,000 shares of its Common Stock for issue thereunder with the same expiration and vesting terms as the 1996 Plan. To date, no grants have been made under the 2000 Plan.

The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (E):

                                                          Weighted Average
                                                          ----------------
                                           Amount          Exercise Price
                                         ----------        --------------
Balance at March 31, 1998                 1,770,000           $   2.06
Granted                                   1,000,000           $   8.00
Exercised                                        --                 --
                                                 --                 --
                                         ----------

Balance at March 31, 1999                 2,770,000           $   4.21
Granted                                     366,000           $   2.43
Exercised                                  (500,000)          $   1.88
Cancelled/Expired                                --                 --
                                         ----------
Balance at March 31, 2000                 2,636,000           $   4.41
Granted                                          --                 --
Exercised                                        --                 --
Cancelled/Expired                                --                 --
                                         ----------
Balance at March 31, 2001                 2,636,000           $   4.41
                                         ==========


On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period. The warrants were cancelled during April 2001.

The following table summarizes information about these options and warrants outstanding at March 31, 2001:


                          Options And                                              Options And
                      Warrants Outstanding                                      Warrants Exercisable
                      --------------------                                      --------------------
      Range of                         Weighted Average     Weighted Average                Weighted Average
   Exercises Prices      Amount        Exercise Price       Remaining Life       Amount     Exercise Price
      ------              ------       --------------       --------------       ------     --------------
       $1.50-$2.44      1,420,000           $2.03                4              1,200,000       $1.95
       $3.13-$4.56        202,000           $3.23                5                202,000       $3.23
             $6.75         10,000           $6.75                6                 10,000       $6.75
             $8.00      1,004,000           $8.00                3              1,004,000       $8.00
                        ---------           -----                -              ---------       -----
                        2,636,000           $4.41                4              2,416,000       $4.59
                        =========           =====                =              =========       =====

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $52,922, $56,000, and $53,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

11.  BASIC AND DILUTED EARNINGS PER COMMON SHARE
     -------------------------------------------

     The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                          2001          2000          1999
                                                                          ----          ----          ----

Net income                                                            $3,925,659     $3,872,611     $1,418,455
                                                                      ==========     ==========     ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                    10,068,422     11,965,713     14,541,306
                                                                      ==========     ==========     ==========
Basic net income per common share                                          $0.39          $0.32          $0.10
                                                                      ==========     ==========     ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                    10,068,422     11,965,713     14,541,306
Effect of dilutive securities:
Stock options and warrants, net of treasury shares acquired              320,630        547,260         67,759
                                                                      ----------     ----------     ----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                    10,389,052     12,512,973     14,609,065
                                                                      ==========     ==========     ==========

Diluted net income per common share                                        $0.38          $0.31          $0.10
                                                                      ==========     ==========     ==========

Antidilutive securities not included in diluted earnings per share computation:
   Options and warrants to purchase common stock                       1,301,850      1,218,500      2,592,000
                                                                      ==========     ==========     ==========

   Exercise Price                                                    $2.81-$8.00    $3.13-$8.00    $1.75-$8.00
                                                                     ===========    ===========    ===========

12.  CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:
     -------------------------------------------------

     During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                                           2001           2000           1999
                                           ----           ----           ----
           PERRY ELLIS                      69%            73%            65%
           ANIMALE                          16%            11%            12%
           FRED HAYMAN                      11%            16%            21%

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables from department and specialty stores in the United States, distributors throughout the world, and Perfumania. To reduce credit risk for trade receivables from unaffiliated parties, the Company performs ongoing evaluations of its customers' financial condition but does not generally require collateral. Management has established an allowance for doubtful accounts for estimated losses. The allowances for doubtful accounts are considered adequate to cover estimated credit losses.

     No unrelated customer accounted for more than 10% of the Company's net sales during the years ended March 31, 2001, 2000, and 1999.

     Revenues from Perfumania represented 32%, 46%, and 40%, of the Company's net sales during the years ended March 31, 2001, 2000, and 1999, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania's financial condition, convert certain trade receivables into subordinated notes receivable. (See Note 2 for a detailed discussion of the previous conversions of trade receivables into notes receivable from Perfumania).

     Gross sales to international customers totaled approximately $30,726,000, $20,007,000, and $20,121,000, for the years ended March 31, 2001, 2000, and
     1999, respectively. At March 31, 2001 and 2000, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $4,580,000 and $5,377,000, respectively.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ----------------------------------------------

     The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 2001 and 2000 (in thousands, except per share amounts).

                                                                     Quarter  Ended
                                             -----------------------------------------------------------------
                                              June 30,      September 30,       December 31,        March 31,
                                                2000            2000                2000              2001
                                              --------      -------------       -----------         ----------
        Net sales                             $15,711          $18,199            $20,150          $14,815
        Gross margin                            9,636           11,202             11,891            8,420
        Net income                                801            1,803                702              620

        Income per common share:
              Basic                           $  0.08          $  0.18              $0.07          $ 0.06
              Diluted                         $  0.07          $  0.17              $0.07          $ 0.06


                                                                     Quarter  Ended
                                             -----------------------------------------------------------------
                                              June 30,      September 30,       December 31,        March 31,
                                                1999            1999                1999              2000
                                              --------      -------------       -----------         ----------


        Net sales                             $14,930         $19,702            $16,631          $15,122
        Gross margin                            8,279          10,728              9,683            9,043
        Net income                                678           1,619                625              951

        Income per common share:
              Basic                           $  0.05         $  0.12            $  0.05          $ 0.10
              Diluted                         $  0.05         $  0.12            $  0.05          $ 0.09

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------


                                            Balance at beginning   Additions charged to            Net              Balance at
     Description                                 of period          costs and expenses          Deductions        end of period
     -----------                            --------------------   -------------------         -----------        -------------
Year ended March 31, 2001
           --------------
Reserves for:
Doubtful accounts                               $ 1,921,229          $ 1,567,000                $ 2,916,381          $   571,848
Sales returns                                       421,162            3,127,030                  3,010,997              537,195
Demonstration and co-op
advertising allowances                              977,415            5,228,315                  5,392,769              812,961
                                                -----------          -----------                -----------          -----------
                                                $ 3,319,806          $ 9,922,345                $11,320,147          $ 1,922,004
                                                ===========          ===========                ===========          ===========
Reserve for inventory shrinkage
and obsolescence                                $ 1,519,694          $ 1,500,000                $   214,921          $ 2,804,773
                                                ===========          ===========                ===========          ===========

Year ended March 31, 2000

Reserves for:
Doubtful accounts                               $   750,273          $ 1,543,790                $   372,834          $ 1,921,229
Sales returns                                       411,320            3,512,170                  3,502,328              421,162
Demonstration and co-op
advertising allowances                              951,343            4,484,795                  4,458,723              977,415
                                                -----------          -----------                -----------          -----------
                                                $ 2,112,936          $ 9,540,755                $ 8,333,885          $ 3,319,806
                                                ===========          ===========                ===========          ===========
Reserve for inventory shrinkage
and obsolescence                                $   976,259          $   800,000                $   256,565          $ 1,519,694
                                                ===========          ===========                ===========          ===========

Year ended March 31, 1999

Reserves for:
Doubtful accounts                               $   704,860          $   400,000                $   354,587          $   750,273
Sales returns                                       300,000            1,254,069                  1,142,749              411,320
Demonstration and co-op
advertising allowances                            1,165,592            4,801,789                  5,016,038              951,343
                                                -----------          -----------                -----------          -----------
                                                $ 2,170,452          $ 6,455,858                $ 6,513,374          $ 2,112,936
                                                ===========          ===========                ===========          ===========
Reserve for inventory shrinkage
and obsolescence                                $ 4,671,393          $   853,545                $ 4,548,679 (1)      $   976,259
                                                ===========          ===========                ===========          ===========

  (1) Deductions pertain to the disposal of excess component inventory during fiscal year 1999 which were included in the reserve as of the beginning of the period.