Form 10-Q
period 2001-06-30
PARLUX FRAGRANCES INC
filed 2001-08-20
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q
( Mark One )

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2001
                                  -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )


    DELAWARE                                                      22-2562955
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (IRS employer
of incorporation or organization)                            identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                              33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code         954-316-9008
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
Yes         No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 17, 2001, 9,976,146 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)


                                                                                        June 30,           March 31,
ASSETS                                                                                    2001               2001
------                                                                                ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $    371,393        $     30,214
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,508,000 and $1,922,000, respectively                                               4,991,922           6,640,616
  Trade receivables from related parties                                                13,594,120          13,006,178
  Note receivable from a related party                                                   3,000,000                  --
  Inventories, net                                                                      27,134,758          22,174,181
  Prepaid expenses and other current assets                                              9,266,806           8,155,477
  Investment in affiliate                                                                1,648,523             803,390
                                                                                      ------------        ------------

    TOTAL CURRENT ASSETS                                                                60,007,522          50,810,056
Equipment and leasehold improvements, net                                                2,568,505           2,649,347
Trademarks, licenses and goodwill, net                                                  20,322,267          20,464,254
Other                                                                                       82,755              88,366
                                                                                      ------------        ------------

    TOTAL ASSETS                                                                      $ 82,981,049        $ 74,012,023
                                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
  Borrowings, current portion                                                         $ 11,022,897        $  7,862,607
  Accounts payable                                                                      15,575,288          11,363,779
  Accrued expenses                                                                         836,576             880,673
  Income taxes payable                                                                     214,153             167,019
                                                                                      ------------        ------------

    TOTAL CURRENT LIABILITIES                                                           27,648,914          20,274,078
Borrowings, less current portion                                                         1,518,900           1,686,142
Deferred tax liability                                                                   1,177,329           1,177,329
                                                                                      ------------        ------------

    TOTAL LIABILITIES                                                                   30,345,143          23,137,549
                                                                                      ------------        ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2001 and
   March 31, 2001                                                                               --                  --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,986,565 shares issued at June 30, 2001 and March 31, 2001                            179,866             179,866
  Additional paid-in capital                                                            74,002,059          74,002,059
  Retained earnings                                                                      1,735,083           3,452,321
  Accumulated other comprehensive loss                                                    (357,384)         (3,851,830)
  Notes receivable from officer                                                           (806,723)           (790,947)
                                                                                      ------------        ------------
                                                                                        74,752,901          72,991,469
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at June 30, 2001 and March 31, 2001                                        (22,116,995)        (22,116,995)
                                                                                      ------------        ------------

    TOTAL STOCKHOLDERS' EQUITY                                                          52,635,906          50,874,474
                                                                                      ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 82,981,049        $ 74,012,023
                                                                                      ============        ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                          Three Months Ended June 30,
                                                                    ----------------------------------------

                                                                        2001                         2000
                                                                    ------------                ------------
Net sales:
   Unrelated customers                                              $ 11,665,256                $  8,395,519
   Related parties                                                     6,348,117                   7,315,666
                                                                    ------------                ------------

                                                                      18,013,373                  15,711,185

Cost of goods sold                                                     7,516,693                   6,074,772
                                                                    ------------                ------------

Gross margin                                                          10,496,680                   9,636,413
                                                                    ------------                ------------

Operating expenses:
  Advertising and promotional                                          4,788,709                   4,400,212
  Selling and distribution                                             1,722,191                   1,556,095
  General and administrative, net of licensing
    fees of $162,500 in 2001 and 2000                                  1,060,167                   1,050,224
  Depreciation and amortization                                          521,427                     538,252
  Royalties                                                              566,120                     570,228
                                                                    ------------                ------------

  Total operating expenses                                             8,658,614                   8,115,011
                                                                    ------------                ------------

Operating income                                                       1,838,066                   1,521,402

Interest income                                                           15,777                     102,911
Interest expense and bank charges                                       (347,635)                   (332,562)
Other-than-temporary decline  in value
 of investment in affiliate                                           (2,858,447)                         --
                                                                    ------------                ------------

Income (loss) before income taxes                                     (1,352,239)                  1,291,751

Income taxes provision                                                  (364,999)                   (490,865)
                                                                    ------------                ------------

Net income (loss)                                                   ($ 1,717,238)               $    800,886
                                                                    ============                ============



Income (loss) per common share:
     Basic                                                          ($      0.17)               $       0.08
                                                                    ============                ============
     Diluted                                                        ($      0.17)               $       0.07
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                        THREE MONTHS ENDED JUNE 30, 2001
                        --------------------------------
                                   (Unaudited)

                                                         COMMON STOCK

                                                  --------------------------     ADDITIONAL
                                                     NUMBER          PAR          PAID-IN        RETAINED
                                                     ISSUED         VALUE         CAPITAL        EARNINGS
                                                  ------------   ------------   ------------   ------------
 BALANCE at March 31, 2001                          17,986,565   $    179,866   $ 74,002,059   $  3,452,321

  Comprehensive income:
   Net loss                                                 --             --             --     (1,717,238)
   Reversal of unrealized holding loss on
    investment in affiliate, net of a taxes                 --             --             --             --
   Foreign currency translation adjustment                  --             --             --             --

    Total comprehensive income

  Net increase in notes receivable from officer             --             --             --             --
                                                  ------------   ------------   ------------   ------------

BALANCE at June 30, 2001                            17,986,565   $    179,866   $ 74,002,059   $  1,735,083
                                                  ============   ============   ============   ============

[RESTUBBED]

                                                    ACCUMULATED
                                                       OTHER                        RECEIVABLE
                                                   COMPREHENSIVE     TREASURY          FROM
                                                  LOSS) INCOME (1)     STOCK          OFFICER           TOTAL
                                                  ----------------  ------------    ------------    ------------
 BALANCE at March 31, 2001                        $ (3,851,830)   $(22,116,995)   $   (790,947)   $ 50,874,474

  Comprehensive income:
   Net loss                                                 --              --              --      (1,717,238)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes            3,496,220              --              --       3,496,220
   Foreign currency translation adjustment              (1,774)             --              --          (1,774)

                                                                                                  ------------
    Total comprehensive income                                                                       1,777,208

  Net increase in notes receivable from officer             --              --         (15,776)        (15,776)
                                                  ------------    ------------    ------------    ------------

BALANCE at June 30, 2001                          $   (357,384)   $(22,116,995)   $   (806,723)   $ 52,635,906
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                     Three months ended June 30,
                                                                                   --------------------------------

                                                                                      2001                 2000
                                                                                   -----------          -----------
Cash flows from operating activities:
Net income (loss)                                                                  ($1,717,238)            $800,886
                                                                                   -----------          -----------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                          521,427              538,252
Other-than-temporary decline in market value of investment in affiliate              2,858,447                   --
Deferred income tax benefit                                                           (207,360)                  --
Provision for doubtful accounts                                                         60,000              210,000
Reserve for prepaid promotional supplies and inventory obsolescence                    170,000              150,000
Changes in assets and liabilities:
   Decrease in trade receivables - customers                                         1,588,694            1,938,708
   Increase in note and trade receivables - related parties                         (3,587,942)          (2,442,597)
   Increase in inventories                                                          (5,130,577)             (14,810)
   (Increase) decrease in prepaid expenses and other
    current assets                                                                  (1,111,329)              31,973
   Decrease in other non-current assets                                                  5,611                1,556
   Increase (decrease) in accounts payable                                           4,211,509           (1,349,332)
   Increase (decrease) in accrued expenses and income taxes payable                      3,037             (354,331)
                                                                                   -----------          -----------

            Total adjustments                                                         (618,483)          (1,290,581)
                                                                                   -----------          -----------

                     Net cash used in operating activities                          (2,335,721)            (489,695)
                                                                                   -----------          -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                     (291,624)            (105,216)
Purchase of trademarks                                                                  (6,974)             (48,877)
                                                                                   -----------          -----------

                     Net cash used in investing activities                            (298,598)            (154,093)
                                                                                   -----------          -----------

Cash flows from financing activities:
Proceeds - note payable to GE Capital                                                3,284,538            2,028,282
Payments - note payable to Fred Hayman Beverly Hills                                  (167,242)            (155,580)
Payments - note payable to Lyon Credit Corp.                                           (54,850)             (49,125)
Payments - notes payable to Bankers Capital Leasing                                    (50,529)             (31,969)
Payments - other notes payable                                                         (18,869)                  --
Notes receivable from officer                                                          (15,776)             (21,815)
Purchases of treasury stock                                                                 --           (1,142,294)
Proceeds from issuance of common stock                                                      --               23,917
                                                                                   -----------          -----------

                     Net cash provided by financing activities                       2,977,272              651,416
                                                                                   -----------          -----------


Effect of exchange rate changes on cash                                                 (1,774)                 495
                                                                                   -----------          -----------

Net increase in cash and cash equivalents                                              341,179                8,123
Cash and cash equivalents, beginning of period                                          30,214               17,464
                                                                                   -----------          -----------

Cash and cash equivalents, end of period                                           $   371,393          $    25,587
                                                                                   ===========          ===========



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       Basis of Presentation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., Parlux, S.A., a wholly-owned French subsidiary ("S.A.") and Parlux Ltd. (jointly referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 Form 10-K as filed with the Securities and Exchange Commission on July 16, 2001.

Certain reclassifications were made to the June 30, 2000 financial statements to conform with the presentation of the June 30, 2001 financial statements.


B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                                  June 30, 2001   March 31, 2001
                                                  -------------   --------------

Finished products                                  $13,606,184       $11,485,963
Components and packaging material                    8,266,911         6,959,423
Raw material                                         5,261,663         3,728,795
                                                   -----------       -----------
                                                   $27,134,758       $22,174,181
                                                   ===========       ===========


The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,275,000 at June 30, 2001 and March 31, 2001. The above amounts are net of reserves for estimated inventory obsolescence of approximately $2,267,000 and $2,805,000 at June 30, 2001 and March 31, 2001, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, are attributable to the following brands:

                                                  June 30,           March 31,
                                                    2001               2001
                                               ------------        ------------
Owned Brands:
  Alexandra de Markoff                         $ 11,191,174        $ 11,191,174
  Fred Hayman Beverly Hills                       2,820,361           2,820,361
  Bal A Versailles                                2,948,942           2,948,942
  Animale                                         1,582,367           1,574,693
  Other                                             216,546             216,546
Licensed Brands:
  Perry Ellis                                     7,963,560           7,964,310
                                               ------------        ------------
                                                 26,722,950          26,716,026

Less: accumulated amortization                   (6,400,683)         (6,251,772)
                                               ------------        ------------
                                               $ 20,322,267        $ 20,464,254
                                               ============        ============

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

On March 2, 1998, the Company entered into an exclusive agreement to license the Alexandra de Markoff (AdM) rights to Cosmetic Essence, Inc. ("CEI") for an annual fee of $500,000. The initial term of the agreement is ten years, automatically renewable for additional ten and five year terms. The annual fee reduces to $100,000 after the third renewal. The license was assigned by CEI to one of its affiliates, Irving W. Rice & Co. However, CEI guarantees payment of the annual licensing fee for the entire term of the agreement, including renewals.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method and further requires separate recognition of intangible assets that meet one of two criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill, and other intangible assets with an indefinite useful life, should not be amortized, but shall be periodically tested for impairment.

The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $119,000 for the three months ended June 30, 2001 was no longer required.

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                                     June 30, 2001      March 31, 2001
                                                                                     ------------        ------------
Revolving credit facility payable to General Electric Capital Corporation, interest at prime (7.50% at June 30, 2001) plus 4%, at the Company's option, net of restricted cash of $905,728 and $1,983,334 at June 30 and March 31, 2001,
respectively
                                                                                     $ 10,067,511        $  6,782,973

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863, including interest, through
June 2004                                                                               2,224,615           2,391,857

Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,378, including interest, through January 2002
                                                                                          107,254             141,692

Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly installments of $18,249, including interest, through October 2002
                                                                                           86,036             102,127

Note payable to United Capital Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including interest, through September 2001
                                                                                           56,381             111,231

Other notes payable                                                                            --              18,869
                                                                                     ------------        ------------
                                                                                       12,541,797           9,548,749

Less: long-term borrowings                                                             (1,518,900)         (1,686,142)
                                                                                     ------------        ------------

Short-term borrowings                                                                $ 11,022,897        $  7,862,607
                                                                                     ============        ============

In May 1997, the Company entered into a $25 million Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC). Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC had extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, while reducing the borrowing limit to $14 million, more in line with the Company's current needs.

On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at the Company's option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios.

Management believes that, based on current circumstances, funds from operations and its new financing will be sufficient to meet the Company's operating needs for the foreseeable future.

E.       Related Parties Transactions

As of June 30, 2001, the Company had loaned a total of $806,723 ($790,947 at March 31, 2001) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 8% per annum, and are due in one balloon payment on March 31, 2002. As of this date, interest payments are current through June 30, 2001.

The Company had net sales of $5,362,527 and $7,315,666 during the three-month periods ended June 30, 2001 and June 30, 2000, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $13,529,066 and $3,000,000, respectively, at June 30, 2001 ($13,006,178 and $0, respectively, at March 31, 2000). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. As of June 30, 2001, the fair market value of the investment in ECMV is $1,648,523 ($1.09 per share). During the three months ended June 30, 2001, the Company recorded a non-cash charge of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share compared to the original cost per share of $2.98. As a result of this non-cash charge against income, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of Stockholders' Equity as of March 31, 2001.

As of June 30, 2001, the parties entered into a $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $50,000 on October 31, 2001, $300,000 on November 30, 2001, $2,500,000 on December 31, 2001, and $50,000 on each of January 31, 2002,
February 28, 2002, and March 31, 2002. Accrued interest will be paid with each principal installment.

The Company had net sales of $985,590 during the three months ended June 30, 2001, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO. These sales are included as related party sales in the accompanying statement of income. As of June 30, 2001, trade receivables from related parties includes $65,054 from these customers.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                                Three Months Ended June 30,
                                                                            -----------------------------------
                                                                                2001                   2000
                                                                            ------------            -----------
Net income (loss)                                                           ($ 1,717,238)           $   800,886
                                                                            ============            ===========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                             9,969,434             10,070,585
                                                                            ============            ===========
Basic net (loss) income per common share                                    ($      0.17)           $      0.08
                                                                            ============            ===========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                             9,969,434             10,070,585

Affect of dilutive securities:

Stock options and warrants                                                       117,730                617,090
                                                                            ------------            -----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                            10,087,164             10,687,675
                                                                            ============            ===========
Diluted net (loss) income per common share                                  ($      0.17)           $      0.07
                                                                            ============            ===========

Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                  1,315,850              1,036,000
                                                                            ============            ===========

Exercise Price                                                              $2.06-$8.00             $4.00-$8.00
                                                                            ============            ===========

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                              Three-months ended June 30,
                                               2001              2000
                                               ----              ----
             Cash paid for:
                 Interest                    $344,000            $444,876
                 Income taxes                $525,225            $241,340

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2001:

o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

Three months ended June 30, 2000:

o The Company entered into a barter agreement for which it exchanged inventory of Baryshnikov brand products with a cost of approximately $728,000 in exchange for advertising credits.

o Excluding the effect of the non-cash charge discussed in Note E, both basic and diluted earnings per share would have been $0.09 for the current period.

o The Company incurred an unrealized loss of $2,858,847 on the investment in affiliate, with a corresponding deferred tax benefit of $207,360.

o The conversion of $3,000,000 of trade accounts receivable from Perfumania on June 1, 2000, as discussed in Note E.

H.       Income Taxes

The provision for income taxes for the periods ended June 30, 2001 and 2000 reflects an effective tax rate of approximately 38%, reduced by a $207,360 deferred tax benefit in the current period relating to the other-than-temporary decline in value of investment in affiliate.

I.       License and Distribution Agreements

As of June 30, 2001 and March 31, 2001, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, and Ocean Pacific ("OP").

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

                                                      * * * *

Item 2.    Management's Discussion and Analysis of Financial Condition and
------     --------------------------------------------------------------
           Results of Operations
           ---------------------

We may periodically release forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or our achievements, or our industry, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, collectability of trade receivables from related parties, future trends in sales and our ability to introduce new products in a cost-effective manner. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

On July 20, 2001, we entered into a $20 million loan and security agreement with GMAC Credit Corporation LLC. See "Liquidity and Capital Resources" for further discussion.

On June 30, 2001, we entered into a new subordinated note agreement with Perfumania, Inc. See Note E to the accompanying Consolidated Financial Statements for further discussion.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 2001 with the three-month
-----------------------------------------------------------------------------
period ended June 30, 2000.
---------------------------

During the quarter ended June 30, 2001, net sales increased 15% to $18,013,373 as compared to $15,711,185 for the same period for the prior year. The increase is mainly attributable to the continued launches of "Chaleur d'Animale" men's and women's fragrances which resulted in an increase in total Animale brand sales of 52% from $1,750,530 to $2,665,529, and the launch of "Ocean Pacific" for men in the Spring of 2001, which added gross sales of $1,688,860.

Net sales to unrelated customers increased 39% to $11,665,256 in the current period, compared to $8,395,519 for the same period in the prior year, reflecting the launches discussed above. Sales to related parties decreased 13% to $6,348,117 in the current period compared to $7,315,666 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 39% for the quarter ended June 30, 2000 to 42% for the current period. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at lower margins during the current period. Cost of goods sold on sales to unrelated customers and related parties approximated 41% and 43%, respectively, for the current period, as compared to 37% and 40%, respectively, for the same period in the prior year.

Operating expenses increased by 7% compared to the same period in the prior year from $8,115,011 to $8,658,614, decreasing as a percentage of net sales from 52% to 48%. Advertising and promotional expenses increased 9% to $4,788,709 compared to $4,400,212 in the prior year period, reflecting the necessary investment to fund the launch costs for "Ocean Pacific". Selling and distribution costs increased 11% to $1,722,191 in the current period as compared to $1,556,095 for the same period of the prior year, remaining relatively constant at 10% of net sales. General and administrative expenses increased by 1% compared to the prior year period from $1,050,224 to $1,060,167, decreasing as a percentage of net sales from 7% to 6%. Depreciation and amortization decreased by $16,825 during the current period from $538,252 to $521,427, as approximately $119,000 of amortization on intangibles with indefinite lives was not required during the current period as a result of new accounting guidelines (See Note C for further discussion). The decrease was partially offset by depreciation of new molds required for Chaleur and Ocean Pacific products. Royalties remained relatively constant, decreasing as a percentage of sales from 4% to 3%.

As a result of the above, operating income increased by 21% to $1,838,066 or 10% of net sales for the current period, compared to $1,521,402 or 10% of net sales for the same period in the prior year. Net interest expense increased to $331,858 in the current period as compared to $229,651 for the same period in the prior year. The increase reflects the reduction in interest income generated by notes receivable from related parties which were outstanding during the prior year period. The Company recorded a $2,858,447 non-cash charge during the current period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Loss before taxes for the current period was $1,352,239 compared to income of $1,291,751 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge, net loss amounted to $1,717,238 for the current period, as compared to net income of $800,886 for the same period in the prior year.

Excluding the effect of the non-cash charge, net income of $933,849 would have been reported for the current period, a 17% increase over the same period in the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $32,358,608 as of June 30, 2001, compared to $30,535,978 at March 31, 2001, reflecting the current period's income, excluding the effect of the non-cash charge.

In September 1999, we completed the fourth phase of our common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of June 30, 2001, the Company has repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors authorized a new 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

In May 1997, we entered into a three-year $25 million loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation
(GECC). Due principally to the significant treasury stock purchases under our stock buy back program, as of March 31, 2000, we were not in compliance with financial covenants relating to tangible net worth, current ratio and minimum fixed charge coverage ratio as well as the restricted payment covenants exceeding the amount of fixed assets and treasury stock which can be purchased as well as advances to related parties and employees. GECC had extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, while reducing the borrowing limit to $14 million, more in line with the Company's current needs.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

Substantially all of our domestic assets collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios.

Management believes that, based on current circumstances, funds from operations and our new financing will be sufficient to meet our operating needs for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks
-------    -----------------------------------------------------------

During the quarter ended June 30, 2001, there have been no material changes in the information about the Company's market risks as of March 31, 2001, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2001.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

To the best of our knowledge, there are no legal proceedings pending against us which, if determined adversely to us, would have a material effect on our financial position or results of operations.

On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the year ended March 31, 2001. We are still awaiting the supplier's response to the complaint, which is due no later than September 3, 2001.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)      Exhibits - None

(b) There were no filings on Form 8-K during the period. However, on July 26, 2001, we filed a Form 8-K in connection with the execution of a Revolving Credit and Security Agreement with GMACCC.

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



Date:    August 20, 2001