Form 10-Q
period 2001-09-30
PARLUX FRAGRANCES INC
filed 2001-11-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                           September 30, 2001
                                                          ------------------

                                    Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

--------------------------------------------------------------------------------
DELAWARE                                                            22-2562955
( State or other jurisdiction                 (IRS employer identification no.)
of incorporation or organization)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                               33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                          ( Zip code )

Registrant's telephone number, including area code                  954-316-9008
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
Yes         No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 13, 2001, 9,976,146 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.    Financial Statements
-------    --------------------

See pages 7 to 18.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------     ---------------------------------------------------------------------

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

Recent Developments
-------------------

The September 11th national tragedy immediately impacted our business, both domestically and internationally. Our orders during the final twenty days of September, and continuing to date, have been significantly lower than expected. In view of the current economic conditions and the uncertainty surrounding the upcoming holiday season, we anticipate reductions in both sales and profits for the second half of our fiscal year ending March 31, 2002.

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 2001 with the
----------------------------------------------------------------------
three-month period ended September 30, 2000.
--------------------------------------------

During the quarter ended September 30, 2001, net sales increased 5% to $19,041,386 as compared to $18,199,377 for the same period for the prior year. The increase is mainly attributable to the launch of "Ocean Pacific" for men and women in the Spring and Fall of 2001, which added gross sales of $2,836,908 for the three-month period ended September 30, 2001.

Net sales to unrelated customers increased 2% to $13,746,089 in the current period, compared to $13,483,702 for the same period in the prior year, reflecting the launches discussed above. Sales to related parties increased 12% to $5,295,297 in the current period compared to $4,715,675 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 38% for the quarter ended September 30, 2000 to 48% for the current period. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at lower margins during the current period and a change in sales mix.

Domestic department store customers and related parties purchased a higher percentage of value sets for the holiday season earlier than in prior years as compared to basic stock merchandise. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 45% and 55%, respectively, for the current period, as compared to 40% and 34%, respectively, for the same period in the prior year.

Operating expenses decreased by 7% compared to the same period in the prior year from $8,070,144 to $7,505,556, decreasing as a percentage of net sales from 44% to 39%. Advertising and promotional expenses increased 5% to $3,752,329 compared to $3,589,318 in the prior year period, reflecting the necessary investment to fund the launch costs for "Ocean Pacific". Selling and distribution costs increased 1% to $1,627,515 in the current period as compared to $1,610,193 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased by 44% compared to the prior year period from $1,862,885 to $1,049,554, decreasing as a percentage of net sales from 10% to 6%. The prior year period included approximately $800,000 in bad debt expense for international customers. Depreciation and amortization decreased by $42,810 during the current period from $579,849 to $537,039, as approximately $119,000 of amortization on intangibles with indefinite lives was not required during the current period as a result of new accounting guidelines (See Note C for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties increased by 26% in the current period, increasing as a percentage of net sales from 2% to 3% due to increased sales of Ocean Pacific products.

As a result of the above, operating income decreased by 21% to $2,476,901 or 13% of net sales for the current period, compared to $3,132,302 or 17% of net sales for the same period in the prior year. Net interest expense decreased to $209,177 in the current period as compared to $227,583 for the same period in the prior year. The decrease reflects the reduction in interest rates on borrowings offset by the reduction in interest income generated by notes receivable from related parties, which had higher average balances outstanding during the prior year period.

Income before taxes for the current period was $2,280,201 or 12% of net sales compared to $2,907,825 or 16% of net sales in the same period for the prior year. Giving effect to the tax provision, net income amounted to $1,413,725 or 7% of net sales for the current period, as compared to net income of $1,802,851 or 10% of net sales for the same period in the prior year.

Comparison of the six-month period ended September 30, 2001 with the six-month
------------------------------------------------------------------------------
period ended September 30, 2000.
--------------------------------

During the six-month period ended September 30, 2001, net sales increased 9% to $37,054,759 as compared to $33,910,562 for the same period for the prior year. The increase is mainly attributable to the launch of "Ocean Pacific" for men and women in the Spring and Fall of 2001, which added gross sales of $4,525,767 for the six-month period ended September 30, 2001.

Net sales to unrelated customers increased 16% to $25,411,345 in the current period, compared to $21,879,221 for the same period in the prior year, reflecting the launches discussed above. Sales to related parties decreased 3% to $11,643,414 in the current period compared to $12,031,341 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 39% for the six-month period ended September 30, 2000 to 45% for the current period. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at lower margins during the current six-month period and the change in sales mix during the quarter ended September 30, 2001, as discussed above. Cost of goods sold on sales to unrelated customers and related parties approximated 43% and 49%, respectively, for the current six-month period, as compared to 38% and 39%, respectively, for the same period in the prior year.

Operating expenses for the current six-month period decreased marginally compared to the same period in the prior year from $16,185,155 to $16,164,170, decreasing as a percentage of net sales from 48% to 44%. Advertising and promotional expenses increased 7% to $8,541,038 compared to $7,989,530 in the prior year period, reflecting the necessary investment to fund the launch costs for "Ocean Pacific". Selling and distribution costs increased 6% to $3,349,706 in the current period as compared to $3,166,288 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased by 28% compared to the prior year period from $2,913,109 to $2,109,721, decreasing as a percentage of net sales from 9% to 6%. The prior six-month period included approximately $1,000,000 in bad debt expense for international customers. Depreciation and amortization decreased by $59,635 during the current period from $1,118,101 to $1,058,466, as approximately $238,000 of amortization on intangibles with indefinite lives was not required during the current six-month period as a result of new accounting guidelines (See Note C for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties remained relatively constant as a percentage of net sales at 3%.

As a result of the above, operating income decreased by 7% to $4,314,967 or 12% of net sales for the current six-month period, compared to $4,653,704 or 14% of net sales for the same period in the prior year. Net interest expense increased to $541,035 in the current period as compared to $457,234 for the same period in the prior year. The increase reflects the reduction in interest income generated by notes receivable from related parties that were outstanding during the entire prior year period, offset by lower interest rates on borrowings. The Company recorded a $2,858,447 non-cash charge during the current period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Income before taxes for the current six-month period was $927,962 compared to $4,199,576 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge, the net loss amounted to $303,513 for the current period, as compared to income of $2,603,737 for the same period in the prior year.

Excluding the effect of the non-cash charge (net of income taxes), net income of $2,347,574 would have been reported for the current six-month period.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $33,009,249 as of September 30, 2001, compared to $30,535,978 at March 31, 2001, reflecting the current period's net loss, offset by the effect of the non-cash charge.

In September 1999, we completed the fourth phase of our common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of June 30, 2001, the Company had repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors authorized a new 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. No shares have been purchased under the latest authorization. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with GECC. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks
-------    -----------------------------------------------------------

During the quarter ended September 30, 2001, there have been no material changes in the information about the Company's market risks as of March 31, 2001, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION
         -----------------

Item 1.   Legal Proceedings
-------   -----------------

To the best of our knowledge, there are no legal proceedings pending against us which, if determined adversely to us, would have a material effect on our financial position or results of operations.

On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the year ended March 31, 2001. We are still awaiting the supplier's response to the complaint, which has been extended by the court due to their counsel's offices being formerly located in the World Trade Center.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a) Exhibits - None

(b) On July 26, 2001, we filed a Form 8-K in connection with the execution of a Revolving Credit and Security Agreement with GMACCC.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         September 30,              March 31,
ASSETS                                                                      2001                      2001
------------------------------------------------                      ------------------       -------------------

CURRENT ASSETS:
  Cash and cash equivalents                                               $    105,609           $     30,214
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,137,000 and $1,922,000, respectively                                   6,483,717              6,640,616
  Trade receivables from related parties                                    14,866,747             13,006,178
  Note receivable from a related party                                       3,057,889                   --
  Inventories, net                                                          34,860,704             22,174,181
  Prepaid expenses and other current assets                                  9,826,176              8,155,477
  Investment in affiliate                                                      907,444                803,390
                                                                          ------------           ------------

    TOTAL CURRENT ASSETS                                                    70,108,286             50,810,056
Equipment and leasehold improvements, net                                    2,506,636              2,649,347
Trademarks, licenses and goodwill, net                                      20,173,065             20,464,254
Other                                                                           82,548                 88,366
                                                                          ------------           ------------

    TOTAL ASSETS                                                          $ 92,870,535           $ 74,012,023
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                             $ 15,386,073           $  7,862,607
  Accounts payable                                                          19,997,748             11,363,779
  Accrued expenses                                                             718,665                880,673
  Income taxes payable                                                         996,551                167,019
                                                                          ------------           ------------

    TOTAL CURRENT LIABILITIES                                               37,099,037             20,274,078
Borrowings, less current portion                                             1,285,813              1,686,142
Deferred tax liability                                                       1,177,329              1,177,329
                                                                          ------------           ------------

    TOTAL LIABILITIES                                                       39,562,179             23,137,549
                                                                          ------------           ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at September 30, 2001 and
   March 31, 2001                                                                 --                     --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,993,277 shares issued at September 30, 2001 and
   17,986,565 at March 31, 2001                                                179,933                179,866
  Additional paid-in capital                                                74,011,221             74,002,059
  Retained earnings                                                          3,148,808              3,452,321
  Accumulated other comprehensive loss                                      (1,108,949)            (3,851,830)
  Notes receivable from officer                                               (805,662)              (790,947)
                                                                          ------------           ------------
                                                                            75,425,351             72,991,469
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at September 30, 2001 and March 31, 2001                       (22,116,995)           (22,116,995)
                                                                          ------------           ------------

    TOTAL STOCKHOLDERS' EQUITY                                              53,308,356             50,874,474
                                                                          ------------           ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 92,870,535           $ 74,012,023
                                                                          ============           ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended September 30,  Six Months Ended September 30,
                                                    -------------------------------- --------------------------------

                                                           2001            2000            2001           2000
                                                      ------------    ------------    ------------   -------------
Net sales:
   Unrelated customers                                $ 13,746,089    $ 13,483,702    $ 25,411,345    $ 21,879,221
   Related parties                                       5,295,297       4,715,675      11,643,414      12,031,341
                                                      ------------    ------------    ------------    ------------

                                                        19,041,386      18,199,377      37,054,759      33,910,562

Cost of goods sold                                       9,058,929       6,996,931      16,575,622      13,071,703
                                                      ------------    ------------    ------------    ------------

Gross margin                                             9,982,457      11,202,446      20,479,137      20,838,859
                                                      ------------    ------------    ------------    ------------

Operating expenses:
  Advertising and promotional                            3,752,329       3,589,318       8,541,038       7,989,530
  Selling and distribution                               1,627,515       1,610,193       3,349,706       3,166,288
  General and administrative, net of licensing fees
    of $162,500 and $325,000 in 2001 and 2000            1,049,554       1,862,885       2,109,721       2,913,109
  Depreciation and amortization                            537,039         579,849       1,058,466       1,118,101
  Royalties                                                539,119         427,899       1,105,239         998,127
                                                      ------------    ------------    ------------    ------------

  Total operating expenses                               7,505,556       8,070,144      16,164,170      16,185,155
                                                      ------------    ------------    ------------    ------------

Operating income                                         2,476,901       3,132,302       4,314,967       4,653,704

Interest income                                             73,814         130,795          89,591         233,706
Interest expense and bank charges                         (282,991)       (358,378)       (630,626)       (690,940)
Exchange gain                                               12,477           3,106          12,477           3,106
Other-than-temporary decline in value
 of investment in affiliate                                   --              --        (2,858,447)           --
                                                      ------------    ------------    ------------    ------------

Income before income taxes                               2,280,201       2,907,825         927,962       4,199,576

Income tax provision                                      (866,476)     (1,104,974)     (1,231,475)     (1,595,839)
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                     $  1,413,725    $  1,802,851    ($   303,513)   $  2,603,737
                                                      ============    ============    ============    ============


Income (loss) per common share:
     Basic                                            $       0.14    $       0.18    $      (0.03)   $       0.26
                                                      ============    ============    ============    ============
     Diluted                                          $       0.13    $       0.17    $      (0.03)   $       0.25
                                                      ============    ============    ============    ============



                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)





                                                                 COMMON STOCK
                                                          -----------------------------     ADDITIONAL
                                                             NUMBER              PAR          PAID-IN          RETAINED
                                                             ISSUED             VALUE         CAPITAL          EARNINGS
                                                           -------------   ------------   ---------------   --------------



 BALANCE at March 31, 2001                                  17,986,565     $    179,866     $ 74,002,059     $  3,452,321

  Comprehensive income:
   Net loss                                                       --               --               --           (303,513)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes                         --               --               --               --
   Unrealized holding loss on investment in affiliate             --               --               --               --
   Foreign currency translation adjustment                        --               --               --               --


    Total comprehensive income


  Issuance of common stock upon exercise of
   employee stock options                                        6,712               67            9,162             --
  Net increase in notes receivable from officer                   --               --               --               --
                                                          ------------     ------------     ------------     ------------

BALANCE at September 30, 2001                               17,993,277     $    179,933     $ 74,011,221     $  3,148,808
                                                          ============     ============     ============     ============



[restubbed table]





                                                             ACCUMULATED                           NOTES
                                                               OTHER                             RECEIVABLE
                                                            COMPREHENSIVE      TREASURY             FROM
                                                          (LOSS) INCOME (1)      STOCK             OFFICER           TOTAL
                                                           --------------- ------------------   --------------   --------------



 BALANCE at March 31, 2001                                  $ (3,851,830)     $(22,116,995)     $   (790,947)     $ 50,874,474

  Comprehensive income:
   Net loss                                                         --                --                --            (303,513)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes                      3,496,220              --                --           3,496,220
   Unrealized holding loss on investment in affiliate           (741,079)             --                --            (741,079)
   Foreign currency translation adjustment                       (12,260)             --                --             (12,260)
                                                                                                                  ------------


    Total comprehensive income                                                                                       2,439,368
                                                                                                                  ------------

  Issuance of common stock upon exercise of
   employee stock options                                           --                --                --               9,229
  Net increase in notes receivable from officer                     --                --             (14,715)          (14,715)
                                                            ------------      ------------      ------------      ------------

BALANCE at September 30, 2001                               $ (1,108,949)     $(22,116,995)     $   (805,662)     $ 53,308,356
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended September 30,
                                                                              ---------------------------------------

                                                                                      2001                2000
                                                                               ----------------      ----------------
Cash flows from operating activities:
Net income (loss)                                                                $   (303,513)          $  2,603,737
                                                                                 ------------           ------------

Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation and amortization                                                       1,058,466              1,118,101
Other-than-temporary decline in market value of investment in affiliate             2,858,447                   --
Deferred income tax benefit                                                          (207,360)                  --
Provision for doubtful accounts                                                       120,000              1,147,000
Reserve for prepaid promotional supplies and inventory obsolescence                   350,000                450,000
Changes in assets and liabilities:
   Decrease (increase) in trade receivables - customers                                36,899             (1,970,959)
   Increase in note and trade receivables - related parties                        (4,918,458)            (4,157,346)
   Increase in inventories                                                        (13,036,523)            (1,066,726)
   (Increase) decrease in prepaid expenses and other
    current assets                                                                 (1,670,699)                62,831
   Decrease in other non-current assets                                                 5,818                 51,146
   Increase in accounts payable                                                     8,633,969                651,448
   Increase in accrued expenses and income taxes payable                              667,524                563,345
                                                                                 ------------           ------------

            Total adjustments                                                      (6,101,917)            (3,151,160)
                                                                                 ------------           ------------

                  Net cash used in operating activities                            (6,405,430)              (547,423)
                                                                                 ------------           ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                    (617,592)              (625,893)
Purchase of trademarks                                                                 (6,974)               (62,018)
                                                                                 ------------           ------------

                  Net cash used in investing activities                              (624,566)              (687,911)
                                                                                 ------------           ------------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit                                  14,475,811                   --
(Payments) proceeds - note payable to GE Capital                                   (6,782,973)             2,838,175
Payments - note payable to Fred Hayman Beverly Hills                                 (337,534)              (313,997)
Payments - note payable to United Credit Corp.                                       (111,231)               (99,623)
Payments - notes payable to Bankers Capital Leasing                                  (102,067)               (64,536)
Payments - other notes payable                                                        (18,869)                  --
Net (increase) decrease notes receivable from officer                                 (14,715)                 2,188
Purchases of treasury stock                                                              --               (1,142,294)
Proceeds from issuance of common stock                                                  9,229                 24,260
                                                                                 ------------           ------------

                  Net cash provided by financing activities                         7,117,651              1,244,173
                                                                                 ------------           ------------


Effect of exchange rate changes on cash                                               (12,260)                (1,600)
                                                                                 ------------           ------------

Net increase in cash and cash equivalents                                              75,395                  7,239
Cash and cash equivalents, beginning of period                                         30,214                 17,464
                                                                                 ------------           ------------

Cash and cash equivalents, end of period                                         $    105,609           $     24,703
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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2001 Form 10-K as filed with the Securities and Exchange Commission on July 16, 2001.

Certain reclassifications were made to the September 30, 2000 financial statements to conform with the presentation of the September 30, 2001 financial statements.


B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:


                                          September 30,  2001     March 31, 2001
                                          -------------------    ---------------

Finished products                                 $17,963,544        $11,485,963
Components and packaging material                  10,775,300          6,959,423
Raw material                                        6,141,860          3,728,795
                                                  -----------        -----------
                                                  $34,860,704        $22,174,181
                                                  ===========        ===========


The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,435,220 and $2,275,186 at September 30, 2001 and March 31, 2001, respectively. The above amounts are net of reserves for estimated inventory obsolescence of approximately $1,795,000 and $2,805,000 at September 30, 2001 and March 31, 2001, respectively.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, are attributable to the following brands:

                                             September 30,        March 31,
                                                 2001               2001
                                                 ----               ----
Owned Brands:
  Alexandra de Markoff                        $11,191,174        $11,191,174
  Fred Hayman Beverly Hills                     2,820,361          2,820,361
  Bal A Versailles                              2,948,942          2,948,942
  Animale                                       1,582,367          1,574,693
  Other                                           216,546            216,546
Licensed Brands:
  Perry Ellis                                   7,963,560          7,964,310
                                              -----------        -----------
                                               26,722,950         26,716,026

Less: accumulated amortization                 (6,549,885)        (6,251,772)
                                              ------------       ------------
                                              $20,173,065        $20,464,254
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

The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $119,000 and $238,000 for the three and six months ended September 30, 2001, respectively, was no longer required.

The Company has completed the initial step of a transitional impairment test of its goodwill as of April 1, 2001 in accordance with SFAS No. 142 and has determined that its goodwill may be impaired. The Company will complete the final step of the transitional impairment test by the end of the current fiscal year ended March 31, 2002 and any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle.

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:
                                                                                 September 30, 2001   March 31, 2001
                                                                                -------------------   --------------
Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 3.75%, or prime (6.0% at September 30, 2001) plus 1% at the Company's
option, net of restricted cash of $513,782 at September 30, 2001                     $ 14,475,811      $       --

Revolving credit facility payable to General Electric Capital Corporation,
interest at prime plus 4%, net of restricted cash of $1,983,334 at March 31, 2001             --           6,782,973


Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863,including interest, through June 2004                                           2,054,323         2,391,857

Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,378, including
interest, through January                                                                  72,168           141,692

Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly installments of $18,249, including interest,
through October 2002                                                                       69,584           102,127

Note payable to United Capital Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including
interest, through September 2001                                                             --             111,231

Other notes payable                                                                          --              18,869
                                                                                     ------------      ------------
                                                                                       16,671,886         9,548,749

Less: long-term borrowings                                                             (1,285,813)       (1,686,142)
                                                                                     ------------      ------------

Short-term borrowings                                                                $ 15,386,073      $  7,862,607
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

On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with GECC. Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at the Company's option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

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

E.       Related Parties Transactions

As of September 30, 2001, the Company had loaned a total of $805,662 ($790,947 at March 31, 2001) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 8% per annum, and are due in one balloon payment on March 31, 2002. As of this date, interest payments are current through June 30, 2001.

The Company had net sales of $9,645,600 and $12,031,341 during the six-month periods ended September 30, 2001 and September 30, 2000 ($4,283,073 and $4,715,674 during the three-months ended September 30, 2001 and September 30,
2000), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $14,866,747 and $3,057,889, respectively, at September 30, 2001 ($13,006,178 and $0, respectively, at March 31, 2001). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. As of June 30, 2001, the fair market value of the investment in ECMV was $1,648,523 ($1.09 per share). During the three months ended June 30, 2001, the Company recorded a non-cash charge of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share compared to the original cost per share of $2.98. As a result of this non-cash charge against income, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of Stockholders' Equity as of March 31, 2001.

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

The Company had net sales of $1,997,814 during the six-month period ended September 30, 2001 ($1,012,224 during the three months ended September 30,
2001), to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $912,773 to a director of the Company. These sales are included as related party sales in the accompanying statement of operations.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income loss per common share calculations:

                                                                                Three Months Ended September 30,
                                                                                     2001             2000
                                                                                     ----             ----
Net income                                                                      $  1,413,725      $  1,802,851
                                                                                ============      ============
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 9,973,520         9,969,151
                                                                                ============      ============
Basic net income per common share                                               $       0.14      $       0.18
                                                                                ============      ============
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 9,973,520         9,969,151
Affect of dilutive securities:
Stock options and warrants                                                           542,615           428,940
                                                                                ------------      ------------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                10,516,135        10,398,091
                                                                                ============      ============
Diluted net income per common share                                             $       0.13      $       0.17
                                                                                ============      ============
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                        216,000         1,304,975
                                                                                ============      ============

Exercise Price                                                                   $3.13-$8.00       $2.82-$8.00
                                                                                ============      ============


                                                                                 Six Months Ended September 30,
                                                                                     2001              2000
                                                                                ------------      ------------
Net income (loss)                                                               ($   303,513)     $  2,603,737
                                                                                ============      ============
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                 9,971,488        10,019,591
                                                                                ============      ============
Basic net (loss) income per common share                                        ($      0.03)     $       0.26
                                                                                ============      ============
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                                  10,019,591
Affect of dilutive securities (1)
Stock options and warrants                                                                             528,517
                                                                                                  ------------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                                  10,548,108
                                                                                                  ============
Diluted net (loss) income per common share                                                        $       0.25
                                                                                                  ============
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                                        1,238,365
                                                                                                  ============

Exercise Price                                                                                     $3.13-$8.00
                                                                                                  ============

(1) The calculation of diluted loss per share was the same as the basic loss per share for the six months ended September 30, 2001, since the inclusion of potential common stock in the computation would be antidilutive.

Excluding the effect of the non-cash charge discussed in Note E, both basic and diluted earnings per share would have been $0.23 for the current six-month period.

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                              Six-months ended September 30,
                                                    2001              2000
                                                    ----              ----
                 Cash paid for:
                     Interest                     $714,301        $576,147
                     Income taxes                 $557,491        $470,480

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2001:

     o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

     o The Company incurred an other-than-temporary decline in value on the investment in affiliate of $2,858,847, with a corresponding deferred tax benefit of $207,360.

     o The Company incurred an unrealized holding loss of $741,079 on the investment in affiliate.

Six months ended September 30, 2000:

     o The Company entered into a barter agreement for which it exchanged inventory of Baryshnikov brand products with a cost of approximately $728,000 in exchange for advertising credits.

     o The conversion of $3,000,000 of trade accounts receivable from Perfumania on June 1, 2000.

     o The Company incurred an unrealized holding loss of $4,043,796 on the investment in affiliate.

H.       Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

                                                                                Three Months Ended September 30,
                                                                                     2001         2000
                                                                                     ----         ----

Net income                                                                      $ 1,413,725      $ 1,802,851
Unrealized holding loss on investment in affiliate,
    net of taxes                                                                   (741,079)      (1,465,143)
Foreign currency translation adjustment                                             (10,486)          (2,095)
                                                                                -----------      -----------
Total comprehensive income                                                      $   662,160      $   335,613
                                                                                ===========      ===========

                                                                                Six Months Ended September 30,
                                                                                    2001             2000
                                                                                    ----             ----


Net income (loss)                                                               $  (303,513)     $ 2,603,737
Reversal of unrealized holding loss on investment in affiliate,
    net of taxes                                                                  3,496,220             --
Unrealized holding loss on investment in affiliate                                 (741,079)      (4,043,796)
Foreign currency translation adjustment                                             (12,260)          (1,600)
                                                                                -----------      -----------

Total comprehensive income                                                      $ 2,439,368      $(1,441,659)
                                                                                ===========      ===========

I.       Income Taxes

The provision for income taxes for the periods ended September 30, 2001 and 2000 reflects an effective tax rate of approximately 38%, reduced by a $207,360 deferred tax benefit in the current period relating to the other-than-temporary decline in value of investment in affiliate.


J.       License and Distribution Agreements

As of September 30, 2001 and March 31, 2001, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, and Ocean Pacific ("OP").

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

Effective January 1, 2000, the Company entered into an exclusive license agreement with PEZ Candy, Inc. ("PEZ"), to manufacture and distribute men's and women's fragrances and other related products under the PEZ trademark throughout the western hemisphere. Effective April 1, 2001, the Company and PEZ agreed to terminate the agreement with no further liability to either party

K.      New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.



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



Date:    November 14, 2001