Form 10-Q
period 2001-12-31
PARLUX FRAGRANCES INC
filed 2002-02-14
CIK 802356

19

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2001
                                               -----------------
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________

                        Commission file number: 0-15491
-------------------------------------------------------------------------------

                            PARLUX FRAGRANCES, INC.
-------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )


         DELAWARE                                             22-2562955
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                               33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                          ( Zip code )

Registrant's telephone number, including area code           954-316-9008
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
Yes   X    No
    -----    ------

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
Yes         No
    -------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 13, 2002, 9,976,146 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

See pages 7 to 18.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

We may periodically release forward-looking statements pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or our achievements, or our industry, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, collectability of trade receivables from related parties, future trends in sales and our ability to introduce new products in a cost-effective manner. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Recent Developments
-------------------

The September 11th national tragedy immediately impacted both our domestic and international business. Our orders during the final twenty days of September, and continuing through the holiday season, were significantly lower than expected. In addition, sell-through of holiday merchandise in the U.S. department store sector was significantly less than last year, resulting in anticipated returns of approximately $2,500,000, which is more than double our historical rate of returns during this season. Provisions for these returns have been included in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2001.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 2001 with the
---------------------------------------------------------------------
three-month period ended December 31, 2000.
-------------------------------------------

During the quarter ended December 31, 2001, net sales decreased 19% to $16,280,479 as compared to $20,149,871 for the same period for the prior year. The decrease was mainly attributable to the economic effects of the September 11th tragedy and the resulting sluggish holiday season, both internationally and in the U.S. department store sector.

Net sales to unrelated customers decreased 30% to $8,810,503 in the current period, compared to $12,641,924 for the same period in the prior year, reflecting reserves for holiday returns from domestic department stores of approximately $2,500,000. Sales to related parties remained relatively constant at $7,469,976 in the current period compared to $7,507,947 for the same period in the prior year, as this distribution channel was not affected as significantly as the department store sector.

Cost of goods sold increased as a percentage of net sales from 41% for the quarter ended December 31, 2000 to 53% for the current period. The increase was mainly attributable to the sale of certain close-out merchandise to international customers at lower margins during the current period and a continuing change in sales mix. Domestic department store customers and related parties purchased a higher percentage of value sets for the holiday season than in prior years as compared to basic stock merchandise. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 52% and 53%, respectively, for the current period, as compared to 34% and 53%, respectively, for the same period in the prior year.

Operating expenses, excluding the impairment loss on intangibles, decreased by 2% compared to the same period in the prior year from $10,360,786 to $10,126,819, increasing as a percentage of net sales from 51% to 62%. Advertising and promotional expenses increased 1% to $6,107,067 compared to $6,045,486 in the prior year period, increasing as a percentage of net sales from 30% to 38%, as certain print and cooperative advertising programs for the holiday season could not be cancelled. The current year period also includes approximately $728,000 in charges relating to the December 2001 bankruptcy filing by an advertising firm that owed us barter advertising credits. Selling and distribution costs decreased 4% to $1,679,982 in the current period as compared to $1,751,721 for the same period of the prior year, increasing as a percentage of net sales from 9% to 10%. General and administrative expenses remained relatively constant at $1,340,677 compared to $1,347,825 in the prior year period, increasing as a percentage of sales from 7% to 8%. Depreciation and amortization decreased by $66,044 during the current period from $591,536 to $525,492, as approximately $119,000 of amortization on intangibles with indefinite lives was not required during the current period as a result of new accounting guidelines (See Note C of the accompanying consolidated financial statements for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties decreased by 24% in the current period, remaining relatively constant at 3% percentage of net sales. We recorded an impairment charge during the current period on the intangibles relating to the Alexandra de Markoff and Bal a Versailles brands totaling $7,273,123 ($5,499,092 and $1,774,031, respectively), brands which are licensed to third parties. The Company anticipates selling the brands to the current licensees during the quarter ending March 31, 2002 for the approximate net book value of the applicable intangibles, as adjusted, with the anticipated loss being fully deductible for income tax purposes. The sales are anticipated to generate approximately $3.5 million in cash, plus an income tax benefit of approximately $2.7 million.

As a result of the above, we incurred an operating loss of $9,669,334 for the current period, compared to operating income of $1,530,419 for the same period in the prior year. Net interest expense decreased to $258,786 in the current period as compared to $400,706 for the same period in the prior year. The decrease reflects the reduction in interest rates on borrowings offset by the reduction in interest income generated by notes receivable from related parties, which had higher average balances outstanding during the prior year period.

Loss before taxes for the current period was $9,928,053 compared to income before taxes of $1,131,848 in the same period for the prior year. Giving effect to income taxes, the net loss for the current period amounted to $6,155,393, as compared to net income of $701,746 for the same period in the prior year.

Comparison of the nine-month period ended December 31, 2001 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 2000.
-------------------------------

During the nine-month period ended December 31, 2001, net sales decreased 1% to $53,335,238 as compared to $54,060,433 for the same period for the prior year. The decrease is mainly attributable to the economic difficulties encountered during the quarter ended December 31, 2001, which offset a 9% increase in net sales for the six-month period ended September 30, 2001.

Net sales to unrelated customers decreased 1% to $34,221,848 in the current period, compared to $34,521,145 for the same period in the prior year. Sales to related parties decreased 2% to $19,113,390 in the current period, compared to $19,539,288 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 39% for the nine-month period ended December 31, 2000 to 47% for the current period. The increase was mainly attributable to the sale of certain close-out merchandise to international customers at lower margins during the current nine-month period and the change in sales mix during the six months ended December 31, 2001, as discussed above. Cost of goods sold on sales to unrelated customers and related parties approximated 45% and 50%, respectively, for the current nine-month period, as compared to 37% and 44%, respectively, for the same period in the prior year.

Operating expenses for the current nine-month period, excluding the impairment loss on intangibles, decreased by 1% compared to the same period in the prior year from $26,545,941 to $26,290,989, remaining relatively constant at 49% of net sales. Advertising and promotional expenses increased 4% to $14,648,105 compared to $14,035,016 in the prior year period. The current year period includes approximately $728,000 in charges relating to the December 2001 bankruptcy filing by an advertising firm that owed us barter advertising credits. Selling and distribution costs increased 2% to $5,029,688 in the current period as compared to $4,918,009 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased by 19% compared to the prior year period from $4,260,934 to $3,450,398, decreasing as a percentage of net sales from 8% to 6%. The prior period included approximately $800,000 in bad debt expense for international customers. Depreciation and amortization decreased by $125,679 during the current period from $1,709,637 to $1,583,958, as approximately $357,000 of amortization on intangibles with indefinite lives was not required during the current nine-month period as a result of new accounting guidelines (See Note C of the accompanying consolidated financial statements for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties remained relatively constant at 3% of net sales. During the current nine-month period, we recorded an impairment charge on the intangibles relating to the Alexandra de Markoff and Bal a Versailles brands totaling $7,273,123.

As a result of the above, we incurred an operating loss of $5,354,367 for the current nine-month period, compared to operating income of $6,184,123. Net interest expense decreased to $799,821 in the current period as compared to $857,940 for the same period in the prior year. The decrease reflects lower interest rates on borrowings offset by the reduction in interest income generated by a lower average balance on notes receivable from related parties outstanding during the entire prior year period. During the current nine-month period, we recorded a $2,858,447 non-cash charge representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Loss before taxes for the current nine-month period was $9,000,091 compared to income before taxes of $5,331,424 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge, the net loss amounted to $6,458,906 for the current period, as compared to income of $3,305,483 for the same period in the prior year. Excluding the effect of the impairment loss on intangibles and the non-cash writedown of our investment, net income of $701,517 would have been reported for the current nine-month period.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $34,586,627 as of December 31, 2001, compared to $30,535,978 at March 31, 2001, reflecting the effect of the non-cash charges, partially offset by the current period's net loss.

In September 1999, we completed the fourth phase of our common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of June 30, 2001, the Company had repurchased a total of 7,978,131 shares under all phases at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors authorized a new 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. No shares have been purchased under the latest authorization. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

In May 1997, we entered into a six-year $25 million loan and Security Agreement (the Credit Agreement) with General Electric Capital Corporation (GECC). Due principally to the significant treasury stock purchases under our stock buy back program, as of March 31, 2000, we were not in compliance with certain financial covenants. GECC had extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, while reducing the borrowing limit to $14 million, in line with the Company's current needs at the time.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with GECC. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes and Depreciation ("EBITDA").

At December 31, 2001, based on the borrowing base at that date, the credit line amounted to approximately $17,992,000, and accordingly, we had approximately $1,216,000 available under the credit line, excluding the effect of restricted cash of approximately $4,955,000.

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

As of December 31, 2001, we were not in compliance with financial covenants relating to EBITDA and minimum fixed charge coverage. We are currently negotiating a waiver of this noncompliance with GMACCC and a modification of the covenants for future periods.

Management believes that they will be able to obtain the waiver and amend the financial covenants, and based on current circumstances, funds from operations and our financing will be sufficient to meet our operating needs for the foreseeable future.


Item 3.  Quantitative and Qualitative Disclosures About Market Risks
------   -----------------------------------------------------------

During the quarter ended December 31, 2001, there have been no material changes in the information about the Company's market risks as of March 31, 2001, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

To the best of our knowledge, there are no legal proceedings pending against us which, if determined adversely to us, would have a material effect on our financial position or results of operations.

On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the year ended March 31, 2001. The parties are currently engaged in the discovery process. Although management believes that the litigation has significant merit, there can be no assurance of the outcome.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On November 13, 2001, the Company held its Annual Meeting. The following is a summary of the proposals and corresponding votes.

         o        Nomination and Election of Directors

                  The seven nominees named in the proxy statement were elected with each director receiving more than 78% of the votes cast.

         o        Ratification of Deloitte & Touche, LLP, as Independent
                  Auditors
                  --------------------------------------------------------------

                  Over 99% of the votes were cast in favor of the proposal.

         o Shareholder Proposal Requesting Change in Composition of the Board of Directors
                  --------------------------------------------------------------

                  The shareholder's proposal requesting board composition of two-thirds independent directors did not pass. Over 52% of the votes cast were against the proposal.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         None

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)


                                                                             December 31,             March 31,
ASSETS                                                                          2001                   2001
------                                                                     ------------            ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $     71,118            $     30,214
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $4,874,000 and $1,922,000, respectively                                    1,240,576               6,640,616
  Trade receivables from related parties                                     12,566,105              13,006,178
  Note receivable from a related party                                          150,000                      --
  Income tax receivable                                                       2,782,192                      --
  Inventories, net                                                           32,472,447              22,174,181
  Prepaid expenses and other current assets                                   8,546,806               8,155,477
  Investment in affiliate                                                     1,028,890                 803,390
                                                                           ------------            ------------

    TOTAL CURRENT ASSETS                                                     58,858,134              50,810,056
Equipment and leasehold improvements, net                                     2,202,751               2,649,347
Trademarks, licenses and goodwill, net                                       12,750,740              20,464,254
Other                                                                            80,690                  88,366
                                                                           ------------            ------------

    TOTAL ASSETS                                                           $ 73,892,315            $ 74,012,023
                                                                           ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
  Borrowings, current portion                                              $ 12,792,131            $  7,862,607
  Accounts payable                                                           10,851,263              11,363,779
  Accrued expenses                                                              628,113                 880,673
  Income taxes payable                                                               --                 167,019
                                                                           ------------            ------------

    TOTAL CURRENT LIABILITIES                                                24,271,507              20,274,078
Borrowings, less current portion                                              1,185,508               1,686,142
Deferred tax liability                                                        1,177,329               1,177,329
                                                                           ------------            ------------

    TOTAL LIABILITIES                                                        26,634,344              23,137,549
                                                                           ------------            ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at December 31, 2001 and
   March 31, 2001                                                                    --                      --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,993,277 shares issued at December 31, 2001 and
   17,986,565 at March 31, 2001                                                 179,933                 179,866
  Additional paid-in capital                                                 74,011,221              74,002,059
  Retained earnings (accumulated deficit)                                    (3,006,585)              3,452,321
  Accumulated other comprehensive loss                                         (988,016)             (3,851,830)
  Notes receivable from officer                                                (821,587)               (790,947)
                                                                           ------------            ------------
                                                                             69,374,966              72,991,469
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at December 31, 2001 and March 31, 2001                         (22,116,995)            (22,116,995)
                                                                           ------------            ------------

    TOTAL STOCKHOLDERS' EQUITY                                               47,257,971              50,874,474
                                                                           ------------            ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 73,892,315            $ 74,012,023
                                                                           ============            ============



                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                Three Months Ended December 31,      Nine Months Ended December 31,
                                                                -------------------------------      ------------------------------

                                                                     2001             2000               2001            2000
                                                                 ------------      ------------      ------------      ------------
Net sales:
   Unrelated customers                                           $  8,810,503      $ 12,641,924      $ 34,221,848      $ 34,521,145
   Related parties                                                  7,469,976         7,507,947        19,113,390        19,539,288
                                                                 ------------      ------------      ------------      ------------

                                                                   16,280,479        20,149,871        53,335,238        54,060,433

Cost of goods sold                                                  8,549,871         8,258,666        25,125,493        21,330,369
                                                                 ------------      ------------      ------------      ------------

Gross margin                                                        7,730,608        11,891,205        28,209,745        32,730,064
                                                                 ------------      ------------      ------------      ------------

Operating expenses:
  Advertising and promotional                                       6,107,067         6,045,486        14,648,105        14,035,016
  Selling and distribution                                          1,679,982         1,751,721         5,029,688         4,918,009
  General and administrative, net of licensing fees
    of $162,500 for three months and $487,500 for
    nine months in both 2001 and 2000                               1,340,677         1,347,825         3,450,398         4,260,934
  Depreciation and amortization                                       525,492           591,536         1,583,958         1,709,637
  Royalties                                                           473,601           624,218         1,578,840         1,622,345
  Impairment loss on intangibles                                    7,273,123                --         7,273,123                --
                                                                 ------------      ------------      ------------      ------------

  Total operating expenses                                         17,399,942        10,360,786        33,564,112        26,545,941
                                                                 ------------      ------------      ------------      ------------

Operating income (loss)                                            (9,669,334)        1,530,419        (5,354,367)        6,184,123

Interest income                                                        59,529            90,529           149,120           324,235
Interest expense and bank charges                                    (318,315)         (491,235)         (948,941)       (1,182,175)
Exchange gain                                                              67             2,135            12,544             5,241
Other-than-temporary decline in value
 of investment in affiliate                                                --                --        (2,858,447)               --
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes                                  (9,928,053)        1,131,848        (9,000,091)        5,331,424

Income taxes benefit (provision)                                    3,772,660          (430,102)        2,541,185        (2,025,941)
                                                                 ------------      ------------      ------------      ------------

Net income (loss)                                                ($ 6,155,393)     $    701,746      ($ 6,458,906)     $  3,305,483
                                                                 ============      ============      ============      ============


Income (loss) per common share:
     Basic                                                       ($      0.62)     $       0.07      ($      0.65)     $       0.33
                                                                 ============      ============      ============      ============

     Diluted                                                     ($      0.62)     $       0.07      ($      0.65)     $       0.32
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                       NINE MONTHS ENDED DECEMBER 31, 2001
                       -----------------------------------
                                   (Unaudited)

                                                              COMMON STOCK                              RETAINED
                                                        ---------------------------     ADDITIONAL      EARNINGS
                                                           NUMBER           PAR          PAID-IN      (ACCUMULATED
                                                           ISSUED          VALUE         CAPITAL        DEFICIT)
                                                        ------------    ------------   ------------   ------------
 BALANCE at March 31, 2001                                17,986,565    $    179,866   $ 74,002,059   $  3,452,321

  Comprehensive income (loss):
   Net loss                                                       --              --             --     (6,458,906)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes                         --              --             --             --
   Unrealized holding loss on investment in affiliate             --              --             --             --
   Foreign currency translation adjustment                        --              --             --             --

    Total comprehensive income (loss)

  Issuance of common stock upon exercise of
   employee stock options                                      6,712              67          9,162             --
  Net increase in notes receivable from officer                   --              --             --             --
                                                        ------------    ------------   ------------   ------------

BALANCE at December 31, 2001                              17,993,277    $    179,933   $ 74,011,221   $ (3,006,585)
                                                        ============    ============   ============   ============
[RESTUBBED]



                                                        ACCUMULATED                       NOTES
                                                           OTHER                        RECEIVABLE
                                                       COMPREHENSIVE      TREASURY         FROM
                                                       (LOSS) INCOME        STOCK         OFFICER          TOTAL
                                                        ------------    ------------    ------------    ------------
 BALANCE at March 31, 2001                              $ (3,851,830)   $(22,116,995)   $   (790,947)   $ 50,874,474

  Comprehensive income (loss):
   Net loss                                                       --              --              --      (6,458,906)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes                  3,496,220              --              --       3,496,220
   Unrealized holding loss on investment in affiliate       (619,633)             --              --        (619,633)
   Foreign currency translation adjustment                   (12,773)             --              --         (12,773)
                                                                                                        ------------
    Total comprehensive income (loss)                                                                     (3,595,092)

  Issuance of common stock upon exercise of
   employee stock options                                         --              --              --           9,229
  Net increase in notes receivable from officer                   --              --         (30,640)        (30,640)
                                                        ------------    ------------    ------------    ------------

BALANCE at December 31, 2001                            $   (988,016)   $(22,116,995)   $   (821,587)   $ 47,257,971
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                    Nine months ended December 31,
                                                                                  ---------------------------------
                                                                                      2001                 2000
                                                                                  ------------         ------------
Cash flows from operating activities:
Net income (loss)                                                                 ($ 6,458,906)        $  3,305,483
                                                                                  ------------         ------------

Adjustments to reconcile net income (loss)
 to net cash (used in) provided by operating activities:
Depreciation and amortization                                                        1,583,958            1,709,637
Other-than-temporary decline in market value of investment in affiliate              2,858,447                   --
Impairment loss on intangibles                                                       7,273,123                   --
Deferred income tax benefit                                                           (207,360)                  --
Provision for doubtful accounts                                                      1,157,819            1,507,000
Reserve for prepaid promotional supplies and inventory obsolescence                  1,130,000              600,000
Changes in assets and liabilities:
   Decrease in trade receivables - customers                                         4,242,221              864,010
   Decrease (increase) in note and trade receivables - related parties                 290,073             (271,246)
   Increase in income tax receivable                                                (2,782,192)                  --
   (Increase) decrease in inventories                                              (11,428,266)           3,012,465
   (Increase) decrease in prepaid expenses and other
    current assets                                                                    (391,329)             134,824
   Decrease in other non-current assets                                                  7,676               82,765
   Decrease in accounts payable                                                       (512,516)          (4,879,156)
   Decrease in accrued expenses and income taxes payable                              (419,579)             (69,557)
                                                                                  ------------         ------------

            Total adjustments                                                        2,802,075            2,690,742
                                                                                  ------------         ------------

                       Net cash (used in) provided by operating activities          (3,656,831)           5,996,225
                                                                                  ------------         ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                     (689,996)            (825,600)
Purchase of trademarks                                                                  (6,975)             (66,491)
                                                                                  ------------         ------------

                       Net cash used in investing activities                          (696,971)            (892,091)
                                                                                  ------------         ------------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit                                   11,821,267                   --
Payments - note payable to GE Capital                                               (6,782,973)          (3,361,352)
Payments - note payable to Fred Hayman Beverly Hills                                  (510,931)            (475,303)
Payments - note payable to United Capital Corp.                                       (111,231)            (151,532)
Proceeds - notes payable to Bankers Capital Leasing                                     31,627               35,550
Payments - other notes payable                                                         (18,869)                  --
Net increase notes receivable from officer                                             (30,640)             (19,867)
Purchases of treasury stock                                                                 --           (1,142,294)
Proceeds from issuance of common stock                                                   9,229               24,604
                                                                                  ------------         ------------

                       Net cash provided by (used in) financing activities           4,407,479           (5,090,194)
                                                                                  ------------         ------------


Effect of exchange rate changes on cash                                                (12,773)              (2,625)
                                                                                  ------------         ------------

Net increase in cash and cash equivalents                                               40,904               11,315
Cash and cash equivalents, beginning of period                                          30,214               17,464
                                                                                  ------------         ------------

Cash and cash equivalents, end of period                                          $     71,118         $     28,779
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

Certain reclassifications were made to the December 31, 2000 financial statements to conform with the presentation of the December 31, 2001 financial statements.


B.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                           December 31, 2001      March 31, 2001
                                           -----------------      -------------

Finished products                             $18,104,916            $11,485,963
Components and packaging material               9,949,268              6,959,423
Raw material                                    4,418,263              3,728,795
                                              -----------            -----------
                                              $32,472,447            $22,174,181
                                              ===========            ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the amount of $2,519,070 and $2,275,186 at December 31, 2001 and March 31, 2001, respectively. The above amounts are net of reserves for estimated inventory obsolescence of approximately $1,886,000 and $2,805,000 at December 31, 2001 and March 31, 2001,
respectively. The March 31, 2001 reserve included a specific provision of approximately $1.8 million for the refurbishment of products containing a faulty component.

The increase in inventory at December 31, 2001 is attributable to new product introductions during the current fiscal year, coupled with higher than planned inventories caused by lower sales during the period.

C.  Trademarks, Licenses and Goodwill

Trademarks, licenses and goodwill, which are being amortized over twenty-five years, where applicable, are attributable to the following brands:

                                             December 31, 2001    March 31, 2001
                                             -----------------    --------------
Owned Brands:
  Alexandra de Markoff                         $  5,692,082        $ 11,191,174
  Fred Hayman Beverly Hills                       2,820,361           2,820,361
  Animale                                         1,582,367           1,574,693
  Bal a Versailles                                1,174,912           2,948,942
  Other                                             216,546             216,546
Licensed Brands:
  Perry Ellis                                     7,963,560           7,964,310
                                               ------------        ------------
                                                 19,449,828          26,716,026

Less: accumulated amortization                   (6,699,088)         (6,251,772)
                                               ------------        ------------
                                               $ 12,750,740        $ 20,464,254
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

The Company is currently negotiating an agreement to sell the AdM trademark to the former owner of CEI for $3,008,000 in cash. The net book value of the intangibles associated with AdM was $8,507,092. Accordingly, an impairment charge against the intangibles in the amount of $5,499,092 has been recorded in the accompanying statements of operations for the three and nine months ended December 31, 2001.

On June 9, 1998, the Company entered into an exclusive agreement to license the Bal A Versailles (BAV) rights to Genesis International Marketing Corporation for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, renewable every five years.

The Company is currently negotiating a sale, similar to that of AdM, whereby the current licensee would purchase the BAV trademark outright. In anticipation of such an agreement, an impairment charge against the intangibles related to BAV in the amount of $1,774,031 has been recorded in the accompanying statement of operations for the three and nine months ended December 31, 2001.

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

The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $119,000 and $357,000 for the three and nine months ended December 31, 2001, respectively, was no longer required.

The Company has completed the transitional impairment test of its intangible assets with indefinite lives in accordance with SFAS No. 142 and has determined that such assets are not impaired.

D.       Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                                 December  31, 2001     March 31, 2001
                                                                                 ------------------     --------------
Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 3.75%, or prime (4.75% at December 31, 2001) plus 1% at the Company's
option, net of restricted cash of $4,954,917 at December 31, 2001                   $ 11,821,267        $         --

Revolving credit facility payable to General Electric Capital Corporation, interest at prime plus 4%, net of restricted cash of $1,983,334
at March 31, 2001                                                                             --           6,782,973


Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863, including interest, through June 2004                                         1,880,926           2,391,857

Capital lease payable to Bankers Leasing, collateralized by certain warehouse equipment, payable in quarterly installments of $33,992, including interest,
through July 2003                                                                        186,261                  --

Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly installments of $18,249, including interest,
through October 2002                                                                      52,763             102,127

Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of $36,378, including
interest, through January 2002                                                            36,422             141,692

Note payable to United Capital Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of $19,142, including
interest, through September 2001                                                              --             111,231

Other notes payable                                                                           --              18,869
                                                                                    ------------        ------------
                                                                                      13,977,639           9,548,749

Less: long-term borrowings                                                            (1,185,508)         (1,686,142)
                                                                                    ------------        ------------

Short-term borrowings                                                               $ 12,792,131        $  7,862,607
                                                                                    ============        ============

In May 1997, the Company entered into a $25 million Loan and Security Agreement ( the Credit Agreement ) with General Electric Capital Corporation (GECC). Due principally to the significant treasury stock purchases under the Company's stock buy back program, as of March 31, 2000, the Company was not in compliance with certain financial covenants. GECC had extended, through various short-term agreements, the maturity of the Credit Agreement through July 31, 2001, while reducing the borrowing limit to $14 million, more in line with the Company's current needs at the time.

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

At December 31, 2001, based on the borrowing base at that date, the credit line amounted to approximately $17,992,000 and, accordingly, the Company had approximately $1,216,000 available under the credit line, excluding the effect of restricted cash of $4,954,917.

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

As of December 31, 2001, the Company was not in compliance with financial covenants relating to EBITDA and minimum fixed charge coverage. Management is currently negotiating a waiver of this noncompliance with GMACCC and a modification of the covenants for future periods.

Management believes that they will be able to obtain the waiver and amend the financial covenants, and based on current circumstances, funds from operations and its financing will be sufficient to meet the Company's operating needs for the foreseeable future.

E.       Related Parties Transactions

As of December 31, 2001, the Company had loaned a total of $821,587 ($790,947 at March 31, 2001) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 8% per annum, and are due in one balloon payment on March 31, 2002. Interest payments were made through June 30, 2001; accrued interest of $31,849 for the period July 1, 2001 through December 31, 2001 is included in the total loan balance.

The Company had net sales of $15,287,618 and $19,539,288 during the nine-month periods ended December 31, 2001 and December 31, 2000 ($5,642,018 and $7,507,947
during the three-months ended December 31, 2001 and December 31, 2000), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $12,265,377 and $150,000, respectively, at December 31, 2001 ($13,006,178 and $0, respectively, at March 31, 2001). Amounts due from Perfumania are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. As of June 30, 2001, the fair market value of the investment in ECMV was $1,648,523 ($1.09 per share). During the three months ended June 30, 2001, the Company recorded a non-cash charge of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share compared to the original cost per share of $2.98. As a result of this non-cash charge against income, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of Stockholders' Equity as of March 31, 2001. As of December 31, 2001, the fair market value of the investment in ECMV was $1,028,890 ($0.68 per share).

As of June 30, 2001, the parties entered into a $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $50,000 on October 31, 2001, $300,000 on November 30, 2001, $2,500,000 on December 31, 2001, and $50,000 on each of January 31, 2002,
February 28, 2002, and March 31, 2002. Accrued interest is paid with each principal installment. As of December 31, 2001, $2,850,000 had been paid in accordance with its terms.

The Company had net sales of $3,825,772 during the nine-month period ended December 31, 2001 ($1,827,958 during the three months ended December 31, 2001), to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $2,381,746 to a director of the Company. These sales are included as related party sales in the accompanying statement of operations. As of December 31, 2001, trade receivables from related parties include $300,728 from these customers.

F.       Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income loss per common share calculations:

                                                                              Three Months Ended December 31,
                                                                              -------------------------------
                                                                                   2001             2000
                                                                                   ----             ----
Net income (loss)                                                                 ($6,155,393)    $  701,746
                                                                                  ===========     ==========
Weighted  average  number  of  shares   outstanding  used  in  basic
    earnings per share calculation                                                  9,976,146      9,969,429
                                                                                  ===========     ==========
Basic net (loss) income per common share                                               ($0.62)    $     0.07
                                                                                  ===========     ==========
Weighted  average  number  of  shares   outstanding  used  in  basic
    earnings per share calculation                                                                 9,969,429
Affect of dilutive securities (1) :
Stock options and warrants                                                                           121,811
                                                                                                  ----------
Weighted  average  number  of  shares  outstanding  used in  diluted
    earnings per share calculation                                                                10,091,240
                                                                                                  ==========
Diluted net (loss) income per common share                                                        $     0.07
                                                                                                  ==========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                                      1,651,850
                                                                                                  ==========

Exercise Price                                                                                   $2.25-$8.00
                                                                                                 ===========


                                                                               Nine Months Ended December 31,
                                                                               ------------------------------
                                                                                     2001         2000
                                                                                     ----         ----
Net income (loss)                                                                 ($6,458,906)   $ 3,305,483
                                                                                  ===========    ===========
Weighted  average  number  of  shares   outstanding  used  in  basic
    earnings per share calculation                                                  9,973,046     10,003,006
                                                                                  ===========     ==========
Basic net (loss) income per common share                                               ($0.65)    $     0.33
                                                                                  ===========     ==========
Weighted  average  number  of  shares   outstanding  used  in  basic
    earnings per share calculation                                                                10,003,006
Affect of dilutive securities (1):
Stock options and warrants                                                                           406,744
                                                                                                  ----------
Weighted  average  number  of  shares  outstanding  used in  diluted
    earnings per share calculation                                                                10,409,751
                                                                                                  ==========
Diluted net (loss) income per common share                                                        $     0.32
                                                                                                  ==========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                                      1,301,850
                                                                                                   =========

Exercise Price                                                                                   $2.82-$8.00
                                                                                                 ===========

(1) The calculation of diluted loss per share was the same as the basic loss per share for the three and nine months ended December 31, 2001, since the inclusion of potential common stock in the computation would be antidilutive.

G.       Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                             Nine-months ended December 31,
                                             ------------------------------
                                                  2001              2000
                                                  ----              ----
                 Cash paid for:
                     Interest                  $1,037,774       $1,205,634
                     Income taxes              $  615,457       $1,493,491

Supplemental disclosures of non-cash investing and financing activities are as follows:


Nine months ended December 31, 2001:

         o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

         o The Company acquired equipment in the amount of $249,989 through capital lease arrangements.

         o The Company incurred an other-than-temporary decline in value on the investment in affiliate of $2,858,847, with a corresponding deferred tax benefit of $207,360.

         o The Company incurred an unrealized holding loss of $619,633 on the investment in affiliate.

Nine months ended December 31, 2000:

         o The Company entered into a barter agreement for which it exchanged inventory of Baryshnikov brand products with a cost of approximately $728,000 in exchange for advertising credits.

         o The conversion of $3,000,000 of trade accounts receivable from Perfumania on June 1, 2000.

         o The Company incurred an unrealized holding loss of $4,483,386 on the investment in affiliate.

H.       Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                           2001                    2000
                                                                       -----------             -----------

Net income (loss)                                                      ($6,155,393)            $   701,746
Unrealized holding gain (loss) on investment in affiliate,
    net of taxes                                                           121,446                (439,590)
Foreign currency translation adjustment                                       (513)                 (1,025)
                                                                       -----------             -----------
Total comprehensive income (loss)                                      ($6,034,460)            $   261,131
                                                                       ===========             ===========

                                                                         Nine Months Ended December 31,
                                                                           2001                    2000
                                                                       -----------             -----------

Net income (loss)                                                      ($6,458,906)            $ 3,305,483
Reversal of unrealized holding loss on investment in
   affiliate, net of taxes                                               3,496,220                      --
Unrealized holding loss on investment in affiliate                        (619,633)             (4,483,386)
Foreign currency translation adjustment                                    (12,773)                 (2,625)
                                                                       -----------             -----------
Total comprehensive income (loss)                                      ($3,595,092             ($1,180,528)
                                                                       ===========             ===========

I.       Income Taxes

The provision for income taxes for the three-month periods ended December 31, 2001 and 2000, and the nine-month period ended December 31, 2000, reflects an effective tax rate of approximately 38%. The provision for the nine-months ended December 31, 2001 reflects an effective rate of 38%, reduced by a $207,360 deferred tax benefit relating to the other-than-temporary decline in value of investment in affiliate.

J.       License and Distribution Agreements

As of December 31, 2001 and March 31, 2001, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, and Ocean Pacific ("OP").

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



Date:    February 14, 2001