Form 10-K
period 2002-03-31
PARLUX FRAGRANCES INC
filed 2002-07-01
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          ------------------------------------------------------------
                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 2002
------------------------------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to _______________

                         Commission File Number 0-15491

Parlux Fragrances, Inc.
-----------------------

(Exact name of registrant as specified in its charter)

Delaware                                                    22-2562955
---------------------------------------------------         ----------

(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                     33312
---------------------------------------------------         -----

(Address of principal executive offices                     (zip code)

(Registrant's telephone number, including area code)        (954) 316-9008
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                             Name of Exchange on which registered
-------------------------                  ------------------------------------
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

  Yes  X    No
  ------    --------
Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

Class                                               Outstanding at June 28, 2002
------------------------                            ----------------------------
Common Stock, $ .01 par value                       9,976,896

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $11,878,000 based on a closing price of $2.35 for the Common Stock as of June 28, 2002 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS

   ITEM                                                                                       PAGE
   ----                                                                                       ----

                                     PART I

    1.          Business                                                                           3
    2.          Properties                                                                         8
    3.          Legal Proceedings                                                                  8
    4.          Submission of Matters to a Vote of Security Holders                                8

                                     PART II

    5.          Market for Registrant's Common Stock and Related Security Holder Matters           8

    6.          Selected Financial Data                                                            9
    7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   10
    7. A        Quantitative and Qualitative Disclosures About Market Risks                       17
    8.          Financial Statements and Supplementary Data                                       18
    9.          Changes in and Disagreements with Accountants on Accounting                       18
                      and Financial Disclosures

                                    PART III

    10.         Directors and Executive Officers of the Registrant                                18
    11.         Executive Compensation                                                            18
    12.         Security Ownership of Certain Beneficial Owners and Management                    18
    13.         Certain Relationships and Related Transactions                                    18

                                     PART IV

    14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                   19

ITEM 1.   BUSINESS

         Parlux Fragrances, Inc. (the "Company"), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. Our products are positioned primarily in the prestige segment. Additionally, we manufacture and distribute certain brands through Perfumania Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which our Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Perfumania is a leading specialty retailer of fragrances in the United States and Puerto Rico. Currently, we engage in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS, OCEAN PACIFIC, and JOCKEY fragrances and grooming items on an exclusive basis as a licensee. See "LICENSING AGREEMENTS" on page 6 for further discussion. Additionally, we manufacture, distribute and sell our own brand, ANIMALE fragrance, on a worldwide basis.

THE PRODUCTS

         Our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as soaps, shower gels, deodorants, body lotions, creams and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $215 per item.

         We design and create fragrances using our own staff and independent contractors. We also supervise the design of our packaging by independent contractors. During fiscal 2002, we completed the design process for OCEAN PACIFIC for women, which was launched in Fall 2001 and JOCKEY "Physical" for men and women, which was launched in Spring 2002. We are currently developing PERRY, a new brand under the PERRY ELLIS line, for both men and women for launch in the current fiscal year.

         During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales in a given year:

                        Fiscal 2002          Fiscal 2001         Fiscal 2000
                        -----------          -----------         -----------
PERRY ELLIS                     67%                  69%                 73%
ANIMALE                         13%                  16%                 11%
OCEAN PACIFIC                   12%                   3%                 ---
FRED HAYMAN                      8%                  11%                 16%

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

INDUSTRY PRACTICES

         It is an industry practice in the United States for businesses that market fragrances to department stores to provide the department stores with rights to return merchandise. Our products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale. We believe that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced when such fact becomes known.

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

         During the fiscal years ended March 31, 2002 and 2001, we had net sales of $18,063,310 and $22,362,294, respectively, to Perfumania. Net trade accounts receivable owed by Perfumania to us amounted to $12,491,993 and $13,006,178 at March 31, 2002 and 2001, respectively. Amounts due from related parties are non-interest bearing and are due in less than one year.

         On July 1, 1999, our Board of Directors approved accepting 1,512,406 shares of Perfumania treasury stock in consideration for a partial reduction of the outstanding trade receivable balance from Perfumania in the amount of $4,506,970. The exchange price was based on a per share price for the stock of $2.98 ($11.92 post reverse stock split described below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares were registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, the Company now holds common stock in ECMV. As described in Note 1F of the notes to consolidated financial statements, a continuing decline in fair value below cost could be deemed to be "other than temporary" and require a charge to earnings rather than being presented as a component of accumulated other comprehensive loss and charged directly to stockholders' equity. During the first quarter of the fiscal year ended March 31, 2002, we recorded a non-cash charge to earnings of $2,858,447, which reflected an other-than-temporary decline in value of the investment based on a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse stock split described below) as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse stock split described below). As a result of this non-cash reduction of the cost basis of the Company's investment, we reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of Stockholders' Equity as of March 31, 2001.

On March 21, 2002, ECMV effected a one-for-four reverse stock split, and we now own 378,101 shares. As of March 31, 2002, the fair market value of the investment in ECMV was $907,442 ($2.40 per share after the reverse split). We believe, based on our evaluation of ECMV's operations, that this current decline in market price is temporary.

As of June 21, 2002, the fair market value of the investment in ECMV is $1,553,995 ($4.11 per share after the reverse split).

FOREIGN AND EXPORT SALES

         During the three years ended March 31, 2002, gross sales to international customers were approximately $31,329,000, $30,726,000, and $20,007,000, respectively.

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

OCEAN PACIFIC: On August 20, 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The initial term of the agreement extends through December 31, 2003, with seven (7) three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. OP for men was launched last Spring 2001 and OP for women was launched in Fall 2001.

JOCKEY INTERNATIONAL: On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. ("Jockey"), to manufacture and distribute men's and women's fragrances and other related products under the Jockey(R) label. The initial term of the agreement extends through December 31, 2004, with three (3) three-year renewal options. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon the annual net sales of the products. We launched Jockey fragrances for women and men during the first calendar quarter of 2002.

         We believe we are presently in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         We own the worldwide trademarks and distribution rights to ANIMALE and LIMOUSINE fragrances and have the rights to license certain of these trademarks for all classes of merchandise. There are no licensing agreements requiring the payment of royalties by us for these trademarks. Additionally, royalties were payable to us by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 6 to the accompanying Consolidated Financial Statements for further discussion as these two brands.

PRODUCT LIABILITY

         We have insurance coverage for product liability in the amount of $5 million per incident. We maintain an additional $5 million of coverage under an "umbrella" policy. We believe that the manufacturers of the products sold by us also carry product liability coverage and that we effectively are protected thereunder.

         There are no pending and, to the best of our knowledge, no threatened product liability claims of a material nature. Over the past ten years, we have not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

COMPETITION

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. However, there are products, which are better known than the products distributed by us. There are also companies, which are substantially larger and more diversified, and which have substantially greater financial and marketing resources than us, as well as greater name recognition, and the ability to develop and market products similar to, and competitive with, those distributed us.

EMPLOYEES

         As of March 31, 2002, we had 117 full-time and part-time employees. Of these, 38 were engaged in worldwide sales activities, 47 in operations, administrative and finance functions and 32 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives.

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

         On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Estimated out-of-pocket costs to refurbish the products of approximately $1.5 million were included in cost of goods sold for the year ended March 31, 2001. An additional $200,000 was provided during the fiscal year ended March 31, 2002, to cover the refurbishing of additional product returns. The parties are currently engaged in the discovery process. Although management believes that the litigation has significant merit, there can be no assurance of the outcome.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any actions for shareholders' approval during the quarter ended March 31, 2002 and through June 28, 2002.

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

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2002 through June 28, 2002. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

                            Fiscal Quarter                 Common Stock
                            --------------                 ------------
                                                         High        Low
                                                         ----        ---

         First (April/June) 2000                        $4.125     $2.500
         Second (July/Sept.) 2000                        3.500      2.125
         Third (Oct./Dec.) 2000                          2.625      1.281
         Fourth (Jan./Mar.) 2001                         2.453      1.438
         First (April/June) 2001                         2.730      1.469
         Second (July/Sept.) 2001                        3.530      1.890
         Third (Oct./Dec.) 2001                          2.590      1.560
         Fourth (Jan./Mar.) 2002                         2.190      1.620
         First  (April/June) 2002                        2.750      1.660

         We have not paid a cash dividend on our common stock nor do we contemplate paying any dividends in the near future. Our new loan agreement restricts payment of dividends without prior approval.

ITEM 6.        SELECTED FINANCIAL DATA

           The following data has been derived from audited financial statements. Consolidated balance sheets at March 31, 2002 and 2001, and the related consolidated statements of operations and of cash flows for the three years ended March 31, 2002 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,    (in thousands of dollars, except per share data)
----------------------------

                              2002       2001       2000       1999       1998
                              ----       ----       ----       ----       ----
Net sales                   $70,001    $68,875    $66,385    $56,151   $ 62,369
Costs/operating expenses     73,868     61,495     59,786     51,920     73,911
Operating (loss) income      (3,867)     7,380      6,599      4,231    (11,542)
Net (loss) income            (5,655)     3,926      3,873      1,418     (8,687)
Loss per share:
   Basic                     ($0.57)   $  0.39    $  0.32    $  0.10   ($  0.53)
   Diluted(1)                          $  0.38    $  0.31    $  0.10

23 The calculation of the diluted loss per share was the same as the basic loss per share for fiscal 2002 and 1998 since inclusion of potential common stock in the computation would be antidilutive.

At March 31,                                (in thousands of dollars)
------------

                              2002      2001      2000      1999      1998
                              ----      ----      ----      ----      ----

Current assets             $60,282   $50,810   $57,992   $56,349   $66,359
Current liabilities         22,620    20,274    23,238    18,159    30,185
Working capital             37,662    30,536    34,754    38,190    36,174
Trademarks, licenses and
  goodwill, net              9,535    20,464    21,469    23,926    25,378
Long-term borrowings           962     1,686     2,571     3,561     4,108
Total assets                72,248    74,012    81,862    82,081    95,731
Total liabilities           24,324    23,138    28,217    22,227    34,713
Stockholders' equity        47,924    50,874    53,645    59,854    61,018

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The SEC has recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies described below represent our critical accounting policies as contemplated by FRR 60. See Note 1 to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

         Accounting for Intangible Assets. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142), new rules for measuring the impairment of brand licenses, trademarks and intangibles and discontinued amortization for intangible assets with indefinite useful lives.

         The value of our intangible assets, including brand licenses, and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets for impairment using the guidance of applicable accounting literature.

         Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant certain of our U.S. department store customers the right to return product, which does not "sell-through" to consumers. Upon sale, we record a provision for estimated product returns based on our historical "sell-through" experience, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns. There is considerable judgment used in evaluating the factors influencing the allowance for returns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

         Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including a customer-by-customer review for large accounts. If the financial condition of our customers, or any one customer, deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

         Provisions for Inventory Obsolescence. We record a provision for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, additional provisions for inventory obsolescence may be necessary.

         Income Taxes and Valuation Reserves. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing the valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period of such determination.

Comparison of the year ended March 31, 2002 with the year ended March 31, 2001.
-------------------------------------------------------------------------------

         During the fiscal year ended March 31, 2002, net sales increased 2% to $70,001,063 as compared to $68,875,110 for the same period for the prior year. The increase is mainly attributable to the launch of "Ocean Pacific" for men and women in the Spring and Fall of 2001, which added gross sales of $6,924,891 during the current year period. The increase was offset by the $3,869,392 sales decrease experienced over all brands during the quarter ended December 31, 2001, which was mainly attributable to the economic effects of the September 11th tragedy and the resulting sluggish holiday season, both internationally and in the U.S. department store sector.

         Net sales to unrelated customers decreased 1% to $45,971,696 in the current period, compared to $46,512,816 for the same period in the prior year. Sales to related parties increased 7% to $24,029,367 in the current period, compared to $22,362,294 for the same period in the prior year.

         Cost of goods sold increased as a percentage of net sales from 40% for the fiscal year ended March 31, 2001 to 46% for the current period. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at lower margins during the current period and the change in sales mix during the six months ended December 31, 2001. Domestic department store customers and related parties purchased a higher percentage of value sets for the holiday season than in prior years as compared to basic stock merchandise. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 44% and 50%, respectively, during the fiscal year ended March 31, 2002, as compared to 38% and 45%, respectively, for the same period in the prior year.

         Operating expenses for the current fiscal year period, excluding the impairment loss on intangibles, increased by 1% compared to the same period in the prior year from $33,768,345 to $34,276,106, remaining relatively constant at 49% of net sales. Advertising and promotional expenses increased 4% to $18,209,190 compared to $17,484,616 in the prior year period. The current year period includes approximately $728,000 in charges relating to the December 2001 bankruptcy filing by an advertising firm that owed us barter advertising credits. Selling and distribution costs increased 2% to $6,644,561 in the current period as compared to $6,534,583 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased by 5% compared to the prior year period from $5,415,061 to $5,181,473, decreasing as a percentage of net sales from 8% to 7%. The decrease was mainly attributable to a $977,000 reduction in bad debt expense for certain international receivables, partially offset by an increase of $310,000 in legal fees relating to our litigation against a component supplier. Depreciation and amortization decreased by $313,697 during the current period from $2,308,793 to $1,995,096, as approximately $476,000 of amortization on intangibles with indefinite lives was not required during the current fiscal year period as a result of new accounting guidelines (See Note 6 of the accompanying consolidated financial statements for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties remained relatively constant at 3% of net sales. During the current fiscal year period, we recorded an impairment charge on the intangibles relating to the Alexandra de Markoff and Bal a Versailles brands totaling $7,441,554.

         As a result of the above, we incurred an operating loss of $3,866,540 for the fiscal year ended March 31, 2002, compared to operating income of $7,380,319 for the comparable prior year period. Net interest expense decreased to $1,032,975 in the current period as compared to $1,100,777 for the same period in the prior year. The decrease reflects lower interest rates on borrowings offset by the reduction in interest income generated by a lower average balance on notes receivable from related parties outstanding during the entire prior year period. During the first quarter of the current fiscal year period, we recorded a $2,858,447 non-cash charge representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

         Loss before taxes for the current fiscal year was $7,745,449 compared to income before taxes of $6,284,816 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge, the net loss amounted to $5,665,401 for the current fiscal year period, as compared to net income of $3,925,659 for the same period in the prior year. Excluding the effect of the impairment loss on intangibles and the non-cash writedown of our investment, net income of $1,583,822 would have been reported for the current fiscal year period.

Comparison of the year ended March 31, 2001 with the year ended March 31, 2000
------------------------------------------------------------------------------

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

         As a result of the above, we had operating income of $7,380,319 or 11% of net sales for the fiscal year period ended March 31, 2001, compared to $6,599,304 or 10% of net sales for the comparable prior year period. The fiscal year ended March 31, 2000, includes a $541,013 gain on the sale of perfumania.com common stock, which was originally purchased during October 1999. Net interest expense increased by 32% to $1,100,777 in the current fiscal year as compared to $871,919 in the same period in the prior year, reflecting penalties and increased interest rates paid on our previous line of credit. See Liquidity and Capital Resources on pages 14, 15 and 16 for further discussion. There were exchange gains of $5,274 in the current year as compared to losses of $30,143 in the same period in the prior year.

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

Liquidity and Capital Resources
-------------------------------

         Working capital increased to $37,662,059 at March 31, 2002 compared to $30,535,978 at March 31, 2001, reflecting the effect of the non-cash charge, partially offset by the current period's net loss.

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

         At March 31, 2002, based on the borrowing base at that date, the credit line amounted to approximately $16,248,000, and accordingly, we had approximately $4,440,000 available under the credit line, excluding the effect of restricted cash of approximately $1,248,000.

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

         As of March 31, 2002, we were not in compliance with financial covenants relating to EBITDA and minimum fixed charge coverage. We obtained a waiver of this noncompliance from GMACCC and a modification of the covenants for future periods.

         Management believes that funds from operations and our financing will be sufficient to meet our operating needs for the foreseeable future.

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

The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $478,000 for the year ended March 31, 2002, was no longer required.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

Effective April 1, 2002, the Company will adopt Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company will classify gift-with-purchase activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 will have no impact on operating loss; however, for each of the three years in the period ended March 31, 2002, gross margin would have decreased by approximately $3.6 million, $3.7 million, and $3.1 million, respectively, offset by an equal decrease in advertising and promotional expenses.

EITF 01-09 also codified and reconciled EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. The adoption of this pronouncement did not have a material impact on the Company's operations or financial statement presentation.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we are not at risk to any foreign exchange translation exposure, but could be subject to changes in political and economic conditions in many of these countries. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

         Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk.

As of March 31, 2002 and 2001, primary source of funds for working capital and other needs were lines of credit totaling $20.0 million and $14.0 million, respectively.

         Of the of $12.5 million and $9.6 million of short-term and long-term borrowings on the Company's balance sheet as of March 31, 2002 and 2001, respectively, approximately 15% and 30%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate of prime plus 1% (prime plus 4% at March 31, 2001). A hypothetical 10% adverse move in interest rates would increase fiscal year 2002 and 2001 interest expense by approximately $0.1 million in each year.

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

         2.   Financial Statement Schedules
              See Index to Financial Statements beginning on Page F-1 of this annual report.

         3.   Exhibit Index

         The following exhibits are attached:

10.57 Agreement, dated February 27, 2002, between the Company and J.F.C. Marks, L.L.C.

10.58    Employment Agreement, with Ilia Lekach, dated as of May 1, 2002.

10.59    Employment Agreement, with Frank A. Buttacavoli, dated as of May 1,
         2002.

10.60    Consulting Agreement, with Cosmix, Inc., dated as of May 1, 2002.

10.61 Consulting Agreement, with Cambridge Development Corp., dated as of May 1, 2002.

23.1     Consent of Deloitte & Touche LLP, Independent Auditors

23.2 Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants

(b)      Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman

Dated:  July 1, 2002

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

/s/ Zalman Lekach
--------------------------------------------
Zalman Lekach, Director

/s/ Glenn Gopman
---------------------------------------------
Glenn Gopman, Director

/s/ Esther Egozi Choukroun
---------------------------------------------
Esther Egozi Choukroun, Director

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

          FINANCIAL STATEMENTS:                                        Page
                                                                       ----

          Report of Independent Auditors                               F-2

          Report of Independent Certified Public Accountants           F-3

          Consolidated Balance Sheets                                  F-4

          Consolidated Statements of Operations                        F-5

          Consolidated Statements of Changes in Stockholders' Equity   F-6

          Consolidated Statements of Cash Flows                        F-7

          Notes to Consolidated Financial Statements                   F-8

          FORM 10-K SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts             F-25


          All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Parlux Fragrances, Inc.
     Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years then ended listed in Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

Deloitte & Touche LLP

Miami, Florida
June 21, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
   Shareholders of Parlux Fragrances, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Parlux Fragrances, Inc. and its subsidiaries (collectively the "Company") for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements included in the Company's Annual Report on Form 10-K, for the year ended March 31, 2000, the Loan and Security Agreement (the "Credit Agreement") expires on August 29, 2000. Management is currently negotiating with other banks to obtain financing to replace the Credit Agreement. As of June 30, 2000, the Company has not obtained financing from an alternative source. Management believes that the Company will be able to obtain financing from alternative sources to replace the Credit Agreement. However, there is no assurance that alternative financing will be available in the future, which creates substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with a related party.

PricewaterhouseCoopers LLP
Miami, Florida
June 30, 2000

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                    March 31,        March 31,
ASSETS                                                                                2002            2001
----------------------------------------------                                     ------------    ------------


CURRENT ASSETS:
  Cash and cash equivalents                                                        $    164,793    $     30,214
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,430,000 and $1,922,000, respectively                                            5,527,522       6,640,616
  Trade receivables from related parties                                             12,788,320      13,006,178
  Income tax receivable                                                               1,745,401            --
  Inventories, net                                                                   31,102,875      22,174,181
  Prepaid expenses and other current assets, net                                      8,045,933       8,155,477
  Investment in affiliate                                                               907,442         803,390
                                                                                   ------------    ------------

    TOTAL CURRENT ASSETS                                                             60,282,286      50,810,056
Equipment and leasehold improvements, net                                             2,361,659       2,649,347
Trademarks, licenses and goodwill, net                                                9,534,937      20,464,254
Other                                                                                    69,609          88,366
                                                                                   ------------    ------------

    TOTAL ASSETS                                                                   $ 72,248,491    $ 74,012,023
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                                      $ 11,493,461    $  7,862,607
  Accounts payable                                                                   10,118,080      11,363,779
  Accrued expenses                                                                    1,008,686         880,673
  Income taxes payable                                                                       --         167,019
                                                                                   ------------    ------------

    TOTAL CURRENT LIABILITIES                                                        22,620,227      20,274,078
Borrowings, less current portion                                                        962,275       1,686,142
Deferred tax liability                                                                  742,214       1,177,329
                                                                                   ------------    ------------

    TOTAL LIABILITIES                                                                24,324,716      23,137,549
                                                                                   ------------    ------------

COMMITMENTS  AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at March 31, 2002 and
   March 31, 2001                                                                            --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,993,277 and 17,986,565 shares issued at
    March 31, 2002 and March 31, 2001, respectively                                     179,933         179,866
  Additional paid-in capital                                                         74,011,221      74,002,059
  (Accumulated deficit) retained earnings                                            (2,203,080)      3,452,321
  Accumulated other comprehensive loss                                               (1,110,139)     (3,851,830)
  Notes receivable from officer                                                        (837,165)       (790,947)
                                                                                   ------------    ------------
                                                                                     70,040,770      72,991,469
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at March 31, 2002 and March 31, 2001                                    (22,116,995)    (22,116,995)
                                                                                   ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                                       47,923,775      50,874,474
                                                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 72,248,491    $ 74,012,023
                                                                                   ============    ============

                 See notes to consolidated financial statements.

                                PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                                ----------------------------------------

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------


                                                                    Year Ended March 31,
                                                      --------------------------------------------

                                                          2002            2001            2000
                                                      ------------    ------------    ------------
Net sales:
   Unrelated customers                                $ 45,971,696    $ 46,512,816    $ 35,958,199
   Related parties                                      24,029,367      22,362,294      30,426,952
                                                      ------------    ------------    ------------

                                                        70,001,063      68,875,110      66,385,151

Cost of goods sold                                      32,149,943      27,726,446      28,652,201
                                                      ------------    ------------    ------------

Gross margin                                            37,851,120      41,148,664      37,732,950
                                                      ------------    ------------    ------------

Operating expenses:
  Advertising and promotional                           18,209,190      17,484,616      15,307,913
  Selling and distribution                               6,644,561       6,534,583       6,050,583
  General and administrative, net of licensing fees
    of $487,500 in 2002, $650,000 in 2001 and
    of $637,500 in 2000                                  5,181,473       5,415,061       4,442,578
  Depreciation and amortization                          1,995,096       2,308,793       3,542,225
  Royalties                                              2,245,786       2,025,292       1,790,347
  Impairment loss on intangibles                         7,441,554              --              --
                                                      ------------    ------------    ------------

  Total operating expenses                              41,717,660      33,768,345      31,133,646
                                                      ------------    ------------    ------------

Operating income (loss)                                 (3,866,540)      7,380,319       6,599,304

Gain on sale of securities                                      --              --         541,013
Interest income                                            166,116         376,605         504,944
Interest expense and bank charges                       (1,199,091)     (1,477,382)     (1,376,863)
Exchange gain (loss)                                        12,513           5,274         (30,143)
Other-than-temporary decline in value
 of investment in affiliate                             (2,858,447)             --              --
                                                      ------------    ------------    ------------

(Loss) income before income taxes                       (7,745,449)      6,284,816       6,238,255

Income taxes benefit (provision)                         2,090,048      (2,359,157)     (2,365,644)
                                                      ------------    ------------    ------------

Net (loss) income                                     ($ 5,655,401)   $  3,925,659    $  3,872,611
                                                      ============    ============    ============


(Loss) income per common share:

     Basic                                            ($      0.57)   $       0.39    $       0.32
                                                      ============    ============    ============
     Diluted                                          ($      0.57)   $       0.38    $       0.31
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                    -----------------------------------------

                                            COMMON STOCK                  RETAINED
                                     ---------------------  ADDITIONAL    EARNINGS
                                       NUMBER       PAR      PAID-IN    (ACCUMULATED
                                       ISSUED      VALUE     CAPITAL      DEFICIT)
                                     ----------  ---------   ---------  -----------

BALANCE at March 31, 1999            17,462,478  $174,625   $73,030,586 ($4,345,949)

  Comprehensive income:
   Net income                                --        --            --   3,872,611
   Unrealized holding gains on
    investment in affiliate, net
    of taxes of $1,340,521                   --        --            --         --
   Foreign currency translation
    adjustment                               --        --            --         --

    Total comprehensive income

  Issuance of common stock
    upon exercise of:
   Employee stock options                10,625       106        14,504
   Warrants                             500,000     5,000       932,500
  Purchase of 4,049,767 shares
   of treasury stock, at cost                --        --            --         --
  Net increase in notes
   receivable from officer                   --        --            --         --
                                     ----------  ---------  -----------  -----------

 BALANCE at March 31, 2000           17,973,103    179,731   73,977,590     (473,338)

  Comprehensive income (loss):
   Net income                                --         --           --    3,925,659
   Unrealized holding loss on
    investment in affiliate, net
    of a tax benefit of $1,547,881           --         --           --          --
   Foreign currency
     translation adjustment                  --         --           --          --

    Total comprehensive loss

  Issuance of common stock
   upon exercise of employee
   stock options                         13,462        135       24,469          --
  Purchase of 312,333 shares of
   treasury stock, at cost                   --         --           --          --
  Net decrease in notes
   receivable from officer                   --         --           --          --
                                     ----------  ---------  -----------  -----------
 BALANCE at March 31, 2001           17,986,565    179,866   74,002,059    3,452,321

  Comprehensive income (loss):
   Net loss                                  --         --           --   (5,655,401)
   Reversal of unrealized holding
    loss on investment in
    affiliate, net of taxes                  --         --           --           --
   Unrealized holding loss on
    investment in affiliate                  --         --           --           --
   Foreign currency translation
    adjustment                               --         --           --           --

    Total comprehensive loss                 --         --           --           --

  Issuance of common stock upon
   exercise of employee
   stock options                          6,712         67        9,162           --
  Net increase in notes
   receivable from officer                   --         --           --           --
                                     ----------  ---------  -----------  -----------

BALANCE at March 31, 2002            17,993,277  $ 179,933  $74,011,221  $(2,203,080)
                                     ==========  =========  ===========  ===========
[RESTUB]

                                      ACCUMULATED      NOTES
                                         OTHER       RECEIVABLE
                                      COMPREHENSIVE     FROM      TREASURY
                                      (LOSS) INCOME    OFFICER      STOCK        TOTAL
                                     --------------  ----------   ---------   -----------

BALANCE at March 31, 1999               ($351,505)   ($426,446)  ($8,227,067) $59,854,244

  Comprehensive income:
   Net income                                  --           --           --     3,872,611
   Unrealized holding gains on
    investment in affiliate, net
    of taxes of $1,340,521              2,187,166           --           --     2,187,166
   Foreign currency translation
    adjustment                             (1,054)          --           --        (1,054)
                                                                                ---------
    Total comprehensive income                                                  6,058,723
                                                                                ---------
  Issuance of common stock
    upon exercise of:
   Employee stock options                                                          14,610
   Warrants                                                                       937,500
  Purchase of 4,049,767 shares
   of treasury stock, at cost                  --           --  (12,747,634)   (12,747,634)
  Net increase in notes
   receivable from officer                     --     (472,659)          --       (472,659)
                                      ------------  ----------  -----------    -----------

 BALANCE at March 31, 2000               1,834,607    (899,105) (20,974,701)    53,644,784

  Comprehensive income (loss):
   Net income                                   --          --          --       3,925,659
   Unrealized holding loss on
    investment in affiliate, net
    of a tax benefit of $1,547,881      (5,683,386)         --          --      (5,683,386)
   Foreign currency
     translation adjustment                 (3,051)         --          --          (3,051)
                                                                               -----------
    Total comprehensive loss                                                    (1,760,778)
                                                                               -----------
  Issuance of common stock
   upon exercise of employee
   stock options                                --         --           --          24,604
  Purchase of 312,333 shares of
   treasury stock, at cost                      --         --   (1,142,294)     (1,142,294)
  Net decrease in notes
   receivable from officer                      --    108,158           --         108,158
                                      ------------  ----------  -----------    -----------
 BALANCE at March 31, 2001              (3,851,830)  (790,947) (22,116,995)     50,874,474

  Comprehensive income (loss):
   Net loss                                     --         --           --      (5,655,401)
   Reversal of unrealized holding
    loss on investment in
    affiliate, net of taxes              3,496,220         --           --       3,496,220
   Unrealized holding loss on
    investment in affiliate               (741,081)        --           --        (741,081)
   Foreign currency translation
    adjustment                             (13,448)        --           --         (13,448)
                                                                                ----------
    Total comprehensive loss                    --         --                   (2,913,710)
                                                                                ----------
  Issuance of common stock upon
   exercise of employee
   stock options                                --         --           --           9,229
  Net increase in notes
   receivable from officer                      --    (46,218)          --         (46,218)
                                      ------------  ----------  -----------    -----------

BALANCE at March 31, 2002             $(1,110,139) $(837,165)  $(22,116,995)  $47,923,775
                                      ===========  =========   ============   ===========

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                              Year ended March 31,
                                                                  ------------------------------------------------

                                                                      2002               2001              2000
                                                                  ------------       -----------       -----------

Cash flows from operating activities:
Net (loss) income                                                 ($5,655,401)       $3,925,659        $3,872,611
                                                                  ------------       -----------       ----------

Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:
Depreciation and amortization                                       1,995,096         2,308,793         3,542,225
Other-than-temporary decline in market value of investment
  in affiliate                                                      2,858,447                --                --
Impairment loss on intangibles                                      7,441,554                --                --
Provision for doubtful accounts                                       590,000         1,567,000         1,143,790
Reserve for prepaid promotional supplies
  and inventory obsolescence                                        1,970,000         1,600,000         1,400,000
Gain on sale of securities                                                 --                --          (541,013)
Deferred income tax (benefit) provision                              (801,520)          869,568            75,426
Changes in assets and liabilities net of
  effect of acquisitions:
   Decrease (increase) in trade receivables - customers               525,174        (2,141,467)           13,012
   Decrease (increase) in note and trade receivables -
    related parties                                                   217,858          (944,628)        1,689,693
   Increase in income tax receivable                               (1,745,401)               --                --
   (Increase) decrease in inventories                             (10,328,694)          473,251        (3,272,357)
   (Increase) decrease in prepaid expenses and
    other current assets                                             (301,411)       (1,143,041)        1,230,135
   Decrease in other non-current assets                                18,757            24,056               527
   (Decrease) increase in accounts payable                         (1,245,699)          809,711         5,239,298
   (Decrease) increase in accrued expenses and
    income taxes payable                                              (39,006)       (1,642,602)          730,672
                                                                  ------------       -----------       -----------

            Total adjustments                                       1,155,155         1,780,641        11,251,408
                                                                  ------------       -----------       -----------

                Net cash (used in) provided by
                 operating activities                              (4,500,246)        5,706,300        15,124,019
                                                                  ------------       -----------       -----------

Cash flows from investing activities:
Proceeds from sale of securities                                           --                --         2,276,018
Purchase of securities                                                     --                --        (1,735,005)
Purchases of equipment and leasehold improvements, net             (1,222,751)       (1,596,742)       (1,543,340)
Purchases of trademarks                                                (6,974)          (67,756)         (137,976)
Cash received from sale of Adm brand                                3,008,000                --                --
                                                                  ------------       -----------       -----------

                Net cash provided by (used in)
                 investing activities                               1,778,275        (1,664,498)       (1,140,303)
                                                                  ------------       -----------       -----------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit, net             10,559,914                --                --
Payments - note payable to GE Capital Corporation, net             (6,782,973)       (2,142,640)         (936,471)
Payments - note payable to Fred Hayman Beverly Hills                 (687,489)         (639,550)         (594,953)
Payments - note payable to United Capital Corporation                (111,231)         (204,890)         (183,508)
Payments - notes payable to Bankers Capital Leasing                   (52,365)          (29,389)         (122,117)
Payments - other notes payable                                        (18,869)               --           (44,114)
Net (increase) decrease in notes receivable from officer              (46,218)          108,158          (472,659)
Purchases of treasury stock                                                --        (1,142,294)      (12,747,634)
Proceeds from issuance of common stock, net                             9,229            24,604          952,110
                                                                  ------------       -----------       -----------

                Net cash provided by (used in)
                 financing activities                               2,869,998         (4,026,001)     (14,149,346)
                                                                  ------------       -----------       -----------


Effect of exchange rate changes on cash                               (13,448)           (3,051)           (1,054)
                                                                  ------------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                  134,579            12,750          (166,684)
Cash and cash equivalents, beginning of year                           30,214            17,464           184,148
                                                                  ------------       -----------       -----------

Cash and cash equivalents, end of year                               $164,793           $30,214           $17,464
                                                                  ============       ===========       ===========

                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2002, 2001, AND 2000


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

     B.   PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries Parlux S.A., a French company ("S.A."), and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

     E.   INVENTORIES AND COST OF GOODS SOLD
          ----------------------------------

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in an amount of $2,409,000 and $2,275,000 at March 31, 2002 and 2001, respectively.

     F.   INVESTMENT IN AFFILIATE
          -----------------------

          Investment in Affiliate consists of an investment in common stock of E Com Ventures, Inc., the parent company of Perfumania, Inc. (see Note
          2). Such securities are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses of the Company's investment are charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and are included in the accompanying statements of changes in stockholders' equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings.

     G.   BARTER SALES AND CREDITS
          ------------------------

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

     H.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
          ------------------------------------

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

     I.   TRADEMARKS, LICENSES AND GOODWILL
          ---------------------------------

          Trademarks, licenses and goodwill are recorded at cost and those with a definite life are amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization of trademarks, licenses and goodwill was $3,347,897 and $6,251,772 at March 31, 2002 and 2001,
          respectively. Amortization expense was $484,657, $1,072,239 and $2,595,311 for the years ended March 31, 2002, 2001, and 2000, respectively.

          Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management's estimate of fair value. Management does not believe that there are any unrecorded impairment losses as of March 31, 2002.

     J.   ADVERTISING COSTS
          -----------------

          Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

     K.   INCOME TAXES
          ------------

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

     L.   FOREIGN CURRENCY TRANSLATION
          ----------------------------

          The Company's functional currency for its foreign subsidiary is the local currency. Other income and expense includes foreign currency gains and losses, which are recognized as incurred.

     M.   FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, note receivable from related party, notes receivable from officer, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

     N.   BASIC AND DILUTED EARNINGS PER SHARE
          ------------------------------------

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

     O.   STOCK BASED COMPENSATION
          ------------------------

          Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation ("SFAS No. 123") establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. The Company retained the intrinsic value method of accounting for stock based compensation, which it previously used prior to the issuance of SFAS No. 123.

          In calculating the potential effect for proforma disclosure, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  2002       2001       2000
                                                  ----       ----       ----
          Expected life (years)                     5          5           5
          Interest rate                             5%         5%          5%
          Volatility                               70%        75%         75%
          Dividend Yield                            --         --          --

          If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company's net (loss) income and
          (loss) income per share would have been as follows:

                                                        For the years ended March 31,
                                                     2001             2000             2002
                                                     ----             ----             ----
          Net (loss) income:
            As reported                         $  (5,655,401)   $   3,925,659   $   3,872,611
            Proforma                            $  (6,262,080)   $   3,895,617   $   3,853,610

          Basic net (loss) income per share:
             As reported                        $       (0.57)   $        0.39   $        0.32
             Proforma                           $       (0.63)   $        0.39   $        0.32

         Diluted net (loss) income per share:
             As reported                        $       (0.57)   $        0.38   $        0.31
             Proforma                           $       (0.63)   $        0.37   $        0.31

     P.   CASH FLOW INFORMATION
          ---------------------

          The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                      2002         2001         2000
                                      ----         ----         ----
          Cash paid for:
              Interest             $1,288,250   $1,546,029   $1,334,769
                                   ==========   ==========   ==========
              Income taxes         $  623,580   $2,633,381   $1,216,348
                                   ==========   ==========   ==========

          Supplemental disclosures of non-cash investing and financing activities are as follows:

          Year ended March 31, 2002:

          o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note 2.

          0 The Company incurred an unrealized holding loss of $741,081 on the investment in affiliate.

          o The Company acquired equipment in the amount of $249,989 through capital lease arrangements.

          o The Company incurred an other-than-temporary decline in value on the investment in affiliate of $2,858,447, with a corresponding deferred tax benefit of $207,360.

          o The Company reversed an unrealized holding loss of $3,496,220 on the investment in affiliate, net of tax benefits.

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

     Q.   SEGMENT INFORMATION
          -------------------

          As of March 31, 2002, the Company operates solely in one segment, the marketing and manufacture of prestige fragrances and beauty related products.

     R.   NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment to SFAS No. 133. SFAS No. 137 deferred the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 on April 1, 2001 did not have a material impact on the Company's financial statements.

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

          The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $478,000 for the year ended March 31, 2002, was no longer required.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements or disclosures.

          Effective April 1, 2002, the Company will adopt Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company will classify gift-with-purchase activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 will have no impact on operating loss; however, for each of the three years in the period ended March 31, 2002, gross margin would have decreased by approximately $3.6 million, $3.7 million, and $3.1 million, respectively, offset by an equal decrease in advertising and promotional expenses.

          EITF 01-09 also codified and reconciled EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. EITF No. 00-25 provides guidance on the income statement classification of consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's products or to promote sales of the vendor's products. The adoption of this pronouncement did not have a material impact on the Company's operations or financial statement presentation.

2.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS
     ----------------------------------------------------

     As of March 31, 2002, the Company had loaned a total of $837,165 ($790,947 at March 31, 2001) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The notes are unsecured, bear interest at 8% per annum, and were due in one balloon payment on March 31, 2002, which has been extended until March 31, 2003. Interest payments were made through December 31, 2001; accrued interest of $47,428 is included in the total loan balance as of that date.

     The Company had net sales of $18,063,310, $22,362,294, and $30,426,952 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable owed by Perfumania to the Company totaled $12,491,993 and $13,006,178 at March 31, 2002 and 2001,
     respectively. Amounts due from related parties are non-interest bearing and are due in less than one year.

     On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse split discussed below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. During the first quarter of the fiscal year ended March 31, 2002, the Company recorded a non-cash charge to earnings of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse split discussed below), as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse split discussed below). As a result of this non-cash reduction of the cost basis of the Company's investment, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2001.

     On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of March 31, 2002, the fair market value of the investment in ECMV was $907,442 ($2.40 per share after the reverse split). The Company believes that, based on the evaluation of ECMV's operations, that this current decline in market price is temporary. As of June 21, 2002, the fair market value of the investment in ECMV is $1,553,995 ($4.11 per share after the reverse split).

     As of June 30, 2001, the Company and Perfumania had entered into a $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note was repayable in installments of $50,000 on October 31, 2001, $300,000 on November 30, 2001, $2,500,000 on December 31, 2001, and
     $50,000 on each of January 31, 2002, February 28, 2002, and March 31, 2002. Accrued interest is paid with each principal installment. As of March 31, 2002, the loan had been repaid in accordance with its terms.

     The Company had net sales of $5,966,057 during the year ended March 31, 2002, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $4,355,239 to a director of the Company. These sales are included as related party sales in the accompanying statement of operations. As of March 31, 2002, trade receivables from related parties include $296,327 from these customers.

     In October 1999, the Company purchased, in the open market, 250,000 shares of perfumania.com common stock for $1,735,005. These shares were sold during November 1999, resulting in a gain of $541,013, which is included in the accompanying consolidated statement of operations for the fiscal year ended March 31, 2000.

3.   INVENTORIES
     -----------

     The components of inventories are as follows:

                                                        March 31,
                                                        ---------
                                                  2002               2001
                                                  ----               ----
     Finished products                          $17,532,428     $11,485,963
     Components and packaging material            9,616,274       6,959,423
     Raw material                                 3,954,173       3,728,795
                                                -----------     -----------
                                                $31,102,875     $22,174,181
                                                ===========     ===========

     The above amounts are net of reserves for estimated inventory obsolescence of approximately $2,140,000 and $2,805,000 at March 31, 2002 and 2001,
     respectively.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets are as follows:

                                                                      March 31,
                                                                      ---------
                                                                   2002         2001
                                                                   ----         ----
     Promotional supplies, net                                 $4,857,274   $4,036,834
     Deferred tax assets                                        1,685,490    1,526,445
     Prepaid  advertising  (including  unused barter credits
      of $728,000 in 2001)                                        514,138    1,491,060
     Other                                                        989,031    1,101,138
                                                               ----------   ----------
                                                               $8,045,933   $8,155,477
                                                               ==========   ==========

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ------------------------------------

     Equipment and leasehold improvements are comprised of the following:

                                                                March 31           Estimated useful
                                                                --------           ----------------
                                                           2002          2001      lives (in years)
                                                       -----------    ----------   ----------------
     Molds and equipment                               $ 7,971,908    $ 6,910,493       3-7
     Furniture and fixtures                              1,352,100      1,314,997       3-5
     Leasehold improvements                                452,935        328,702       5-7
                                                       -----------    ----------
                                                         9,776,943      8,554,192
     Less: accumulated depreciation and amortization    (7,415,284)    (5,904,845)
                                                       -----------    ----------
                                                       $ 2,361,659     $2,649,347
                                                       ===========     ==========

     Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2002, 2001 and 2001 was $1,510,439, $1,236,555, and $946,913, respectively. Amounts subject to capital leases at March 31, 2002 and 2001, included in molds and equipment above, totaled $778,578 and $528,589, respectively, net of accumulated amortization of $467,762 and $284,500.

6.   TRADEMARKS, LICENSES AND GOODWILL
     ---------------------------------

     Trademarks, licenses and goodwill are attributable to the following brands:

                                                           March 31,
                                                           ---------
                                                      2002            2001
                                                  ------------    ------------
     Owned Brands:
       Fred Hayman Beverly Hills ("FHBH")         $  2,820,361    $  2,820,361
       Animale                                       1,582,367       1,574,693
       Alexandra de Markoff                                 --      11,191,174
       Bal A Versailles                                300,000       2,948,942
       Other                                           216,646         216,546
     Licensed Brands:
       Perry Ellis                                   7,963,560       7,964,310
                                                  ------------    ------------
                                                    12,882,834      26,716,026
     Less: accumulated amortization                 (3,347,897)     (6,251,772)
                                                  ------------    ------------
                                                  $  9,534,937    $ 20,464,254
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

     On February 27, 2002, the Company entered into an agreement to sell the AdM trademark to the former owner of CEI for $3,008,000 in cash, which closed on March 1, 2002. The net book value of the intangibles associated with AdM was $8,507,092. In anticipation of the agreement, an impairment charge against the intangibles in the amount of $5,499,092 has been recorded in the accompanying statements of operations for the year ended March 31, 2002.

     On June 9, 1998, the Company entered into an exclusive agreement to license the Bal A Versailles (BAV) rights to Genesis International Marketing Corporation ("Genesis") for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement is for ten years, renewable every five years.

     The Company is currently negotiating a sale, similar to that of AdM, whereby Genesis would purchase the BAV trademark outright. In anticipation of such an agreement, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 has been recorded in the accompanying statement of operations for the year ended March 31, 2002.

     SFAS No. 142, "Goodwill and Other Intangible Assets", requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill, and other intangible assets with an indefinite useful life, should not be amortized, but shall be periodically tested for impairment.

     The Company has adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $478,000 for the year ended March 31, 2002, was no longer required.

     Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and income per share would have been as follows (in 000's):
                                                          Year Ended
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
     Reported net income                             $   3,926        $   3,873
     Add back goodwill amortization, net of tax            296              296
                                                     ---------        ---------

     Pro forma adjusted net income                   $   4,222        $   4,169
                                                     =========        =========

     Diluted net income per share:
       Reported net income                           $    0.38        $    0.31
       Goodwill amortization, net of tax                  0.03             0.02
                                                     ---------        ---------

     Pro forma adjusted diluted net income per share $    0.41        $    0.33
                                                     =========        =========

     The Company has completed the transitional impairment test of its intangible assets with indefinite lives in accordance with SFAS No. 142 and has determined that such assets are not impaired.

7.   BORROWINGS

     The composition of borrowings is as follows:

                                                                                       March 31, 2002        March 31, 2001
                                                                                       --------------        --------------
     Revolving credit facility payable to GMAC Commercial Credit, interest at
     LIBOR plus 3.75%, or prime (4.75% at March 31, 2002) plus 1% at the
     Company's option, net of restricted cash of $1,248,477 at March 31, 2002             $10,559,914         $        ----

     Revolving credit facility payable to General Electric Capital Corporation, interest at prime plus 4%, net of restricted cash of $1,983,334 at March
     31, 2001                                                                                    ----             6,782,973

     Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly
     installments of $69,863, including interest, through June 2004                         1,704,368             2,391,857



     Capital lease payable to Bankers Leasing, collateralized by certain warehouse equipment, payable in quarterly installments of $33,992,
     including interest, through July 2003.                                                   155,889                  ----

     Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly installments of $18,249, including
     interest, through October 2002.                                                           35,565               102,127

     Capital lease payable to Bankers Leasing, collateralized by certain computer hardware and software, payable in quarterly installments of
     $36,378, including interest, through January 2002.                                          ----               141,692

     Note payable to United Capital Corporation, collateralized by certain equipment, interest at 11%, payable in equal monthly installments of
     $19,142, including interest, through September 2001                                         ----               111,231

     Other notes payable                                                                         ----                18,869
                                                                                          -----------          ------------
                                                                                           12,455,736             9,548,749
     Less: long-term borrowings                                                            (  962,275)           (1,686,142)
                                                                                          -----------          ------------
     Short-term borrowings                                                                $11,493,461          $  7,862,607
                                                                                          ===========          ============

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

     At March 31, 2002, based on the borrowing base at that date, the credit line amounted to approximately $16,248,000 and, accordingly, the Company had approximately $4,440,000 available under the credit line, excluding the effect of restricted cash of $1,248,000.

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

     As of March 31, 2002, the Company was not in compliance with financial covenants relating to EBITDA and minimum fixed charge coverage. On June 1, 2002, the Company obtained a waiver of this noncompliance from GMACCC and a modification of the covenants for future periods.

     Management believes that based on current circumstances, funds from operations and its financing will be sufficient to meet the Company's operating needs for the foreseeable future.

     Future maturities of borrowings are as follows (in 000's):

                           For the year ending March 31,
                           -----------------------------
                          2003                     $11,493
                          2004                         799
                          2005                         164
                          2006                     -------
                          Total                    $12,456
                                                   =======

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     A.   LEASES:
          -------

     The Company leases its office space and certain equipment under certain operating leases expiring on various dates through October 31, 2005. Total rent expense charged to operations for the years ended March 31, 2002, 2001 and 2000 was approximately $891,000, $963,000, and $924,000, respectively.

     At March 31, 2001, the future minimum annual rental commitments under noncancellable operating leases are as follows (in 000's):

        For the year ending March 31,                             Amount
        -----------------------------                             ------
        2003                                                       $702
        2004                                                        691
        2005                                                        657
        2006                                                        443
        2007                                                         16
                                                                 ------
        Total                                                    $2,509
                                                                 ======

     B.   LICENSE AND DISTRIBUTION AGREEMENTS:
          -----------------------------------

     During the year ended March 31, 2002, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

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

       Fiscal year ending March 31,                     2003        2004       2005       2006       2007
       ----------------------------                     ----        ----       ----       ----       ----
       Advertising                                    $9,606       $9,806    $9,306     $9,506     $8,106
       Royalties                                      $1,260      $1,296     $1,245     $1,325       $375


     C.   TRADEMARKS:
          -----------

     Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company had the rights to license all of these trademarks, other than FHBH, for all classes of merchandise. Royalties were payable to the Company from the licensees of ALEXANDRA DE MARKOFF and BAL A VERSAILLES brands. Additionally, see Note 6 for further discussion of these two brands.

     D.   EMPLOYMENT AND CONSULTING AGREEMENTS:
          ------------------------------------

     The Company has contracts with certain officers, employees and consultants which expire at different periods through March 2006. Minimum commitments under these contracts total approximately $3,926,000 ($1,208,000 for the year ending March 31, 2003, and $906,000 for each of three years ending March 31, 2006). In addition, warrants to purchase shares of common stock at prices ranging from $1.86 to $2.44 were granted in connection with these contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract and double in the event of a change in control.

     On June 8, 2001, the Compensation Committee of the Board of Directors authorized grants to the Company's Chief Executive Officer and Chief Operating/Financial Officer of 500,000 and 100,000 warrants, respectively, to acquire shares of common stock at $2.44 per share. The warrants vested on the date of grant and are exercisable for a ten year period.

     In connection with previous employment contracts, warrants to purchase shares of common stock, at prices ranging from $1.50 to $7.50 were granted between 1989 and 2000. These warrants are exercisable for a ten-year period from the date of grant and vested over the term of the applicable contracts. As of March 31, 2002, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants granted to key employees would double in the event of a change in control.

     On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period. The warrants were cancelled during April 2001.

     On April 1, 1994, the Company entered into a consulting agreement with a former executive, which provided for monthly payments of $16,667 through September 30, 1997. In addition, the former executive had previously received warrants, in connection with a previous employment contract, to purchase 500,000 shares of common stock, at an exercise price of $1.875 per share. These warrants were exercised during March 2000, and the Company repurchased these shares at $4.00 per share, the closing price of the shares on March 23, 2000.

     All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

     E.   CONTINGENCIES:
          --------------

     The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions are not expected to have a material effect on the Company's financial position or results of operations.

9.  INCOME TAXES

The components of the provision for income taxes for each of the years ended March 31 are as follows:

                                                Years Ended March 31,
                                                ---------------------
                                         2002           2001           2000
                                      -----------    -----------   -----------
     Current taxes (benefit):
               U.S. federal           ($1,380,986)   $ 1,311,059   $ 2,271,211
               U.S. state and local        85,941        121,440            --
               Foreign                      6,517         57,090        36,500
                                      -----------    -----------   -----------
                                       (1,288,528)     1,489,589     2,307,711
     Deferred tax (benefit)              (801,520)       869,568        57,933
                                      -----------    -----------   -----------
     Income tax expense (benefit)     ($2,090,048)   $ 2,359,157   $ 2,365,644
                                      ===========    ===========   ===========

     The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended March 31 as follows:

                                                     2002       2001     2000
                                                     -----      ----     ----
     Statutory federal income tax rate              (35.0%)    35.0%    35.0%
     Increase (decrease) resulting from:
            Change in valuation allowance            10.4%       --       --
            Other                                    (2.4%)     2.5%     2.9%
                                                     -----      ----     ----
                                                    (27.0%)    37.5%    37.9%
                                                    ======     ====     ====

     Deferred income taxes as of March 31 are provided for temporary differences between the financial reporting carrying value and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

Deferred Tax Assets

                                                                              2002           2001
                                                                          -----------    -----------
         Allowance for doubtful accounts, sales returns and allowances    $   379,285    $   557,529
         State net operating loss carry forwards                              163,747             --
         Reserve for inventory obsolescence                                   911,200        575,399
         Other than temporary decline on investment in affiliate            1,083,137             --
         Other, net                                                            23,898        186,157
                                                                          -----------    -----------
         Subtotal                                                           2,561,267      1,319,085
                                                                          -----------    -----------
     Deferred Tax Liabilities
         Depreciation and amortization                                       (742,214)    (1,114,453)
         Other                                                                     --        (62,876)
                                                                          -----------    -----------
         Subtotal                                                            (742,214)    (1,177,329)
                                                                          -----------    -----------

     Net deferred tax asset before valuation allowance                      1,819,053        141,756

           Less: Valuation allowance                                         (875,777)            --
                                                                          -----------    -----------
     Net deferred tax asset after valuation allowance                         943,276        141,756
                                                                          -----------    -----------

         Unrealized loss on investment in affiliate                           281,611      1,407,360
         Less:  valuation allowance                                          (281,611)    (1,200,000)
                                                                          -----------    -----------
         Subtotal                                                                  --        207,360
                                                                          -----------    -----------
                                                                                         -----------
     Net deferred tax asset after valuation allowance                     $   943,276    $   349,116
                                                                          ===========    ===========

     A valuation allowance is provided since management can provide no assurance that the Company will more likely than not generate sufficient capital gains to completely offset the unrealized loss on investments.

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

     As of March 31, 2002, and since the inception of the Plan, options have been granted, net of cancellations, to purchase 199,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 2002, 196,592 options had been exercised under the Plan and no further shares are exercisable.

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

     As of March 31, 2001, and since the inception of the 1996 Plan, options have been granted net of cancellations, to purchase 247,437 shares at exercise prices ranging from $1.375 to $2.813 per share. Through March 31, 2002, 23,298 options had been exercised and 84,138 options were vested.

     The following table summarizes the activity for options covered under all of the above plans:

                                                    Plan                           1996 Plan
                                      -------------------------------    ------------------------------
                                                    Weighted Average                 Weighted Average
                                        Amount       Exercise Price      Amount         Exercise Price
                                        ------       --------------      ------         --------------
Balance at March 31, 1999               10,000           $3.08           62,250           $1.38
Granted                                      -                           96,600           $1.38
Exercised                                    -                          (10,625)          $1.38
Canceled/Expired                             -                          (20,200)          $1.38
                                      --------                         --------
Balance at March 31, 2000               10,000           $3.08          128,025           $1.38
Granted                                      -                           88,975           $2.82
Exercised                               (7,500)          $2.19           (5,962)          $1.38
Canceled/Expired                        (2,500)          $5.75           (5,688)          $1.38
                                      --------                         --------
Balance at March 31, 2001                  --                           205,350           $1.98
Granted
Exercised                                                                (6,712)          $1.38
Canceled/Expired                                                        (25,800)          $1.38
                                                                       --------
Balance at March 31, 2002                                               172,838           $2.26
                                                                       ========

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

     The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (E):

                                                               Weighted Average
                                             Amount             Exercise Price
                                             ------            ----------------
       Balance at March 31, 1999            2,770,000               $4.21
       Granted                                366,000               $2.43
                                             (500,000)              $1.88
       Cancelled/Expired                           --                  --
                                            ---------
       Balance at March 31, 2000            2,636,000               $4.41
       Granted                                 10,000               $2.25
       Exercised                                   --                  --
       Cancelled/Expired                           --                  --
                                             --------                  --
       Balance at March 31, 2001            2,646,000               $4.41
       Granted                                620,000               $2.43
       Exercised                                   --                  --
       Canceled/Expired                    (1,000,000)              $8.00
                                            ---------
       Balance at March 31, 2002            2,266,000               $2.28
                                            =========

The following table summarizes information about these options and warrants outstanding at March 31, 2001:

                                                                                      Options And
                       Options and Warrants Outstanding                           Warrants Exercisable
                       --------------------------------                           --------------------

Range of Exercise                     Weighted Average      Weighted Average                Weighted Average
 Exercise Prices          Amount       Exercise Price        Remaining Life      Amount       Exercise Price
 ---------------          ------       --------------        --------------      ------       --------------

     $1.38-$2.81         2,222,838         $2.14                  5            2,024,138         $2.12
     $3.13-$4.56           202,000         $3.23                  4              202,000         $3.23
           $6.75            10,000         $6.75                  5               10,000         $6.75
           $8.00             4,000         $8.00                  3                4,000         $8.00
                         ---------         -----                  -            ---------         -----
                         2,438,838         $2.26                  5            2,240,138         $2.25
                         =========         =====                  =            =========         =====

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $54,000, $53,000, and $56,000 for the years ended March 31, 2002, 2001, and 2000, respectively.

11.  BASIC AND DILUTED EARNINGS PER COMMON SHARE
     -------------------------------------------

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                         2002           2001           2000
                                                                         ----           ----           ----

Net (loss) income                                                     ($5,655,401)   $3,925,659     $3,872,611
                                                                      ============   ==========     ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                      9,973,046    10,068,422     11,965,713
                                                                      ============   ==========     ==========
Basic net income (loss) per common share                                   ($0.57)        $0.39          $0.32
                                                                          =======         =====          =====
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                                   10,068,422     11,965,713
Effect of dilutive securities: (1)
Stock options and warrants, net of treasury shares acquired                             320,630        547,260
                                                                                     ----------     ----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                                   10,389,052     12,512,973
                                                                                     ==========     ==========

Diluted net income per common share                                                       $0.38          $0.31
                                                                                          =====          =====

Antidilutive securities not included in diluted earnings per share computation:

   Options and warrants to purchase common stock                        1,255,566     1,301,850      1,218,500
                                                                      ============   ==========     ==========

   Exercise Price                                                     $2.25-$8.00   $2.81-$8.00    $3.13-$8.00
                                                                      ============   ==========     ==========

(1) The calculation of diluted loss per share was the same as the basic loss per share for the year ended March 31, 2002, since the inclusion of potential common stock in the computation would be antidilutive.

12.  CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:
     -------------------------------------------------

During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                              2002           2001            2000
                              ----           ----            ----
     PERRY ELLIS               67%            69%             73%
     ANIMALE                   13%            16%             11%
     OCEAN PACIFIC             12%             3%             ---
     FRED HAYMAN                8%            11%             16%

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

During the year ended March 31, 2002, one unrelated customer accounted for approximately 14% of the Company's net sales. No unrelated customer accounted for more than 10% of the Company's net sales during the years ended March 31, 2001 and 2000.

Revenues from Perfumania represented 26%, 32%, and 46% of the Company's net sales during the years ended March 31, 2002, 2001, and 2000, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania's financial condition, convert certain trade receivables into subordinated notes receivable. (See Note 2 for a detailed discussion of a previous conversion of trade receivables into notes receivable from Perfumania). During the year ended March 31, 2002, revenues from other related parties represented approximately 9% of the Company's net sales.

Gross sales to international customers totaled approximately $31,329,000, $30,726,000, and $20,007,000, for the years ended March 31, 2002, 2001, and
2000, respectively. At March 31, 2002 and 2001, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $4,388,000 and $4,580,000, respectively.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ----------------------------------------------

The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 2002 and 2001 (in thousands, except per share amounts).

                                               Quarter Ended
                               ---------------------------------------------
                                June 30, September 30, December 31, March 31,
                                 2001         2001        2001         2002
                               --------  ------------- ------------ --------
                                 2001         2001        2001         2002

Net sales                      $ 18,013     $ 19,041    $ 16,280     $11,750
Gross margin                     10,497        9,982       7,731       9,641
Net (loss) income                (1,717)       1,414      (6,155)        803

Income (loss) common share:

      Basic                      ($0.17)    $   0.14    ($  0.62)    $  0.08
      Diluted                    ($0.17)    $   0.13    ($  0.62)    $  0.08

                                               Quarter Ended
                               ---------------------------------------------
                                June 30, September 30, December 31, March 31,
                                 2000         2000        2000         2001
                               --------  ------------- ------------ --------

Net sales                      $15,711      $18,199     $20,150      $14,815
Gross margin                     9,636       11,202      11,891        8,420
Net income                         801        1,803         702          620

Income per common share:
      Basic                     $0.08         $0.18       $0.07        $0.06
      Diluted                   $0.07         $0.17       $0.07        $0.06

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             Balance at beginning    Additions charged to    Net                Balance at
    Description                                    of period         costs and expenses    Deductions          end of period
                                                 -----------          -----------          -----------          -----------
Year ended March 31, 2002

Reserves for:
Doubtful accounts                              $   571,848          $   590,000          $ 1,058,378          $   103,470
Sales returns                                      537,195            4,229,790            4,118,749              648,236
Demonstration and co-op
 advertising allowances                            812,961            3,666,788            3,801,100              678,649
                                               -----------          -----------          -----------          -----------
                                               $ 1,922,004          $ 8,486,578          $ 8,978,227          $ 1,430,355
                                               ===========          ===========          ===========          ===========
Reserve for inventory shrinkage
 and obsolescence                              $ 2,804,773          $ 1,400,000          $ 2,064,313          $ 2,140,460
                                               ===========          ===========          ===========          ===========
Reserve for prepaid
 promotional supplies                          $   396,580          $   570,000          $        --          $   966,580
                                               ===========          ===========          ===========          ===========

Year ended March 31, 2001

Reserves for:
Doubtful accounts                              $ 1,921,229          $ 1,567,000          $ 2,916,381          $   571,848
Sales returns                                      421,162            3,127,030            3,010,997              537,195
Demonstration and co-op
 advertising allowances                            977,415            5,228,315            5,392,769              812,961
                                               -----------          -----------          -----------          -----------
                                               $ 3,319,806          $ 9,922,345          $11,320,147          $ 1,922,004
                                               ===========          ===========          ===========          ===========
Reserve for inventory shrinkage
 and obsolescence                              $ 1,519,694          $ 1,500,000          $   214,921          $ 2,804,773
                                               ===========          ===========          ===========          ===========

Reserve for prepaid
 promotional supplies                          $   600,000          $   100,000          $   303,420          $   396,580
                                               ===========          ===========          ===========          ===========

Year ended March 31, 2000

Reserves for:
Doubtful accounts                              $   750,273          $ 1,543,790          $   372,834          $ 1,921,229
Sales returns                                      411,320            3,512,170            3,502,328              421,162
Demonstration and co-op
 advertising allowances                            951,343            4,484,795            4,458,723              977,415
                                               -----------          -----------          -----------          -----------
                                               $ 2,112,936          $ 9,540,755          $ 8,333,885          $ 3,319,806
                                               ===========          ===========          ===========          ===========
Reserve for inventory shrinkage
 and obsolescence                              $   976,259          $   800,000          $   256,565          $ 1,519,694
                                               ===========          ===========          ===========          ===========

Reserve for prepaid
 promotional supplies                          $        --          $   600,000          $        --          $   600,000
                                               ===========          ===========          ===========          ===========