Form 10-Q
period 2002-06-30
PARLUX FRAGRANCES INC
filed 2002-08-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                   June 30, 2002
                                                                  -------------
                                    Or______

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491
                           -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )


DELAWARE                                               22-2562955
--------------------------------------------------------------------------------
( State or other jurisdiction of             ( IRS employer identification no. )
incorporation or organization )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                             33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                         ( Zip code )


Registrant's telephone number, including area code               954-316-9008
                                                  ------------------------------


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
Yes         No
    -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 14, 2002, 9,976,896 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

See pages 6 to 15.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------     ------------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

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

Critical Accounting Policies and Estimates
------------------------------------------

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2002 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company's adoption of Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, described below, the Company has not made any changes of these critical accounting policies during the first quarter of 2002, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies during the first quarter 2002.

Effective April 1, 2002, the Company adopted EITF 01-09, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three-month period ended June 30, 2002, gross margin has been decreased by $1,214,429 offset by an equal decrease in advertising and promotional expenses. Additionally, $941,821 of such costs incurred during the three months ended June 30, 2001 have been reclassified to cost of goods sold for comparative purposes. All discussions below include the effect of the adoption and reclassification.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 2002 with the three-month period ended June 30, 2001.

During the quarter ended June 30, 2002, net sales increased 10% to $19,825,736 as compared to $18,013,373 for the same period for the prior year. The increase is mainly attributable to the launch of Perry Ellis "Reserve for Women" fragrance, which resulted in an increase in total Perry Ellis brand gross sales from $12,920,488 to $14,209,259, and the launches of "Ocean Pacific" for women in the Fall of 2001, and "Jockey" for men and women in the Spring of 2002, which added gross sales of $1,325,702 and $1,083,287, respectively, during the current period.

Net sales to unrelated customers increased 22% to $14,275,667 in the current period, compared to $11,665,256 for the same period in the prior year, reflecting the launches discussed above. Sales to related parties decreased 13% to $5,550,069 in the current period compared to $6,348,117 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 47% for the quarter ended June 30, 2001 to 51% for the current period. The increase was mainly attributable to the change in sales mix whereby all customer groups purchased a higher percentage of value sets than in the prior year comparable period. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 61%, respectively, for the current period, as compared to 49% and 43%, respectively, for the same period in the prior year.

Operating expenses decreased by 1% compared to the same period in the prior year from $7,716,793 to $7,640,049, decreasing as a percentage of net sales from 43% to 39%. Advertising and promotional expenses decreased 15% to $3,273,356 compared to $3,846,888 in the prior year period, as the previous period reflected the necessary investment to fund the launch costs for "Ocean Pacific" for men. Without the reclassification of GWP activity in both periods, the decrease would have been 6%. Selling and distribution costs decreased 1% to $1,711,454 in the current period as compared to $1,722,191 for the same period of the prior year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses increased by 40% compared to the prior year period from $1,060,167 to $1,481,302, increasing as a percentage of net sales from 6% to 7%. The increase is mainly attributable to an increase in legal fees in connection with our lawsuit against a supplier, and the reduction in licensing fees of $162,500 which offset expenses in the prior year. Depreciation and amortization decreased by $172,436 during the current period from $521,427 to $348,991, as approximately $141,000 of amortization on intangibles from the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period (See Note C for further discussion). Royalties increased by 46% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license.

As a result of the above, operating income increased by 8% to $1,993,415 remaining at 10% of net sales for the current period, compared to $1,838,066 for the same period in the prior year. Net interest expense decreased to $193,348 in the current period as compared to $331,858 for the same period in the prior year. The decrease was mainly attributable to the substantial reduction in interest rates compared to the prior year, reflecting the terms of our new line of credit coupled with a reduced prime rate. The Company recorded a $2,858,447 non-cash charge during the prior period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Income before taxes for the current period was $1,800,067 compared to a loss before taxes of $1,352,239 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge in the prior year, we recorded net income of $1,116,042 for the current period, compared to a net loss of $1,717,238 in the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $39,506,879 as of June 30, 2002, compared to $37,662,059 at March 31, 2002, reflecting the current period's net income and the increase in the market value of our investment in affiliate.

Consistent with prior years, our operations for the three months ended June 30, 2002, resulted in a use of cash which is mainly attributable to the increases in inventories and receivables from related parties, typical of the seasonality of our business. The use of cash was funded by increased borrowings under our line of credit.

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

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with General Electric Capital Corporation (GECC). Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

During the quarter ended June 30, 2002, there have been no material changes in the information about the Company's market risks as of March 31, 2002, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2002.

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

To the best of our knowledge, there are no legal proceedings pending against us which, if determined adversely to us, would have a material effect on our financial position or results of operations.

On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001. We are still in the discovery phase of the legal action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits - None

         (b)      There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     June 30,       March 31,
ASSETS                                                                 2002           2002
------------------------------------------------------------       ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                        $    101,490    $    164,793
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,117,000 and  $1,430,000, respectively                           6,396,132       5,527,522
  Trade receivables from related parties                             16,403,644      12,788,320
  Income tax receivable                                               1,080,367       1,745,401
  Inventories, net                                                   34,017,509      31,102,875
  Prepaid expenses and other current assets, net                      7,076,070       8,045,933
  Investment in affiliate                                             1,569,119         907,442
                                                                   ------------    ------------

    TOTAL CURRENT ASSETS                                             66,644,331      60,282,286
Equipment and leasehold improvements, net                             2,065,810       2,361,659
Trademarks, licenses and goodwill, net                                9,527,345       9,534,937
Other                                                                    78,741          69,609
                                                                   ------------    ------------

    TOTAL ASSETS                                                   $ 78,316,227    $ 72,248,491
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                      $ 14,722,288    $ 11,493,461
  Accounts payable                                                   11,175,432      10,118,080
  Accrued expenses                                                    1,239,732       1,008,686
                                                                   ------------    ------------

    TOTAL CURRENT LIABILITIES                                        27,137,452      22,620,227
Borrowings, less current portion                                        734,892         962,275
Deferred tax liability                                                  742,214         742,214
                                                                   ------------    ------------

    TOTAL LIABILITIES                                                28,614,558      24,324,716
                                                                   ------------    ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at June 30, 2002 and
   March 31, 2002                                                            --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,994,027 and 17,993,277 shares issued at
   June 30, 2002 and March 31, 2002, respectively                       179,940         179,933
  Additional paid-in capital                                         74,012,245      74,011,221
  Accumulated deficit                                                (1,087,038)     (2,203,080)
  Accumulated other comprehensive loss                                 (447,808)     (1,110,139)
  Notes receivable from officer                                        (838,675)       (837,165)
                                                                   ------------    ------------
                                                                     71,818,664      70,040,770
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at June 30, 2002 and March 31, 2002                     (22,116,995)    (22,116,995)
                                                                   ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                       49,701,669      47,923,775
                                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 78,316,227    $ 72,248,491
                                                                   ============    ============

                 See notes to consoldiated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended June 30,
                                                        ----------------------------

                                                            2002           2001
                                                        ------------    ------------
Net sales:
   Unrelated customers                                  $ 14,275,667    $ 11,665,256
   Related parties                                         5,550,069       6,348,117
                                                        ------------    ------------

                                                          19,825,736      18,013,373
Cost of goods sold, including $1,214,429 and $941,821
 of promotional items in 2002 and 2001, respectively      10,192,272       8,458,514
                                                        ------------    ------------

Gross margin                                               9,633,464       9,554,859
                                                        ------------    ------------

Operating expenses:
  Advertising and promotional                              3,273,356       3,846,888
  Selling and distribution                                 1,711,454       1,722,191
  General and administrative, net of licensing
    fees of $162,500 in 2001                               1,481,302       1,060,167
  Depreciation and amortization                              348,991         521,427
  Royalties                                                  824,946         566,120
                                                        ------------    ------------

  Total operating expenses                                 7,640,049       7,716,793
                                                        ------------    ------------

Operating income                                           1,993,415       1,838,066


Interest income                                               15,784          15,777
Interest expense and bank charges                           (209,132)       (347,635)
Other-than-temporary decline in value
 of investment in affiliate                                               (2,858,447)
                                                        ------------    ------------

Income (loss) before income taxes                          1,800,067      (1,352,239)

Income taxes provision                                      (684,025)       (364,999)
                                                        ------------    ------------

Net income (loss)                                       $  1,116,042    ($ 1,717,238)
                                                        ============    ============


Income (loss) per common share:
     Basic                                              $       0.11    ($      0.17)
                                                        ============    ============
     Diluted                                            $       0.11    ($      0.17)
                                                        ============    ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)




                                                               COMMON STOCK
                                                                                                                   ACCUMULATED
                                                           ---------------------    ADDITIONAL                        OTHER
                                                            NUMBER         PAR        PAID-IN       ACCUMULATED    COMPREHENSIVE
                                                            ISSUED        VALUE       CAPITAL         DEFICIT    (LOSS) INCOME (1)
                                                           ----------   ---------   ------------   ------------    ------------
 BALANCE at March 31, 2002                                 17,993,277   $ 179,933   $ 74,011,221   $ (2,203,080)   $ (1,110,139)

  Comprehensive income:
   Net income                                                      --          --             --      1,116,042              --
   Unrealized holding gain on
    investment in affiliate                                        --          --             --             --         661,677
   Foreign currency translation adjustment                         --          --             --             --             654

    Total comprehensive income
   Issuance of common stock upon exercise of
    employee stock options                                        750           7          1,024
  Net increase in notes receivable from officer                    --          --             --             --              --
                                                           ----------   ---------   ------------   ------------    ------------

BALANCE at June 30, 2002                                   17,994,027   $ 179,940   $ 74,012,245   $ (1,087,038)   $   (447,808)
                                                           ==========   =========   ============   ============    ============
[RESTUB]

                                                              NOTES
                                                            RECEIVABLE
                                                               FROM         TREASURY
                                                              OFFICER         STOCK           TOTAL
                                                           ------------    ------------    ------------
 BALANCE at March 31, 2002                                 $   (837,165)   $(22,116,995)   $ 47,923,775

  Comprehensive income:
   Net income                                                        --              --       1,116,042
   Unrealized holding gain on
    investment in affiliate                                          --              --         661,677
   Foreign currency translation adjustment                           --              --             654
                                                                                           ------------
    Total comprehensive income                                                                1,778,373
   Issuance of common stock upon exercise of
    employee stock options                                                                        1,031
  Net increase in notes receivable from officer                  (1,510)             --          (1,510)
                                                           ------------    ------------    ------------

BALANCE at June 30, 2002                                   $   (838,675)   $(22,116,995)   $ 49,701,669
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Three Months Ended June 30,
                                                                          --------------------------

                                                                             2002           2001
                                                                          -----------    -----------

Cash flows from operating activities:
Net income (loss)                                                         $ 1,116,042    ($1,717,238)
                                                                          -----------    -----------

Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Depreciation and amortization                                                 348,991        521,427
Other-than-temporary decline in market value of investment in affiliate            --      2,858,447
Deferred income tax benefit                                                        --       (207,360)
Provision for doubtful accounts                                                60,000         60,000
Reserve for prepaid promotional supplies and inventory obsolescence           481,550        170,000
Changes in assets and liabilities:
   (Increase) decrease in trade receivables - customers                      (928,610)     1,588,694
   Increase in note and trade receivables - related parties                (3,615,324)    (3,587,942)
   Decrease in income tax receivable                                          665,034             --
   Increase in inventories                                                 (3,196,183)    (5,130,577)
   Decrease (increase) in prepaid expenses and other
    current assets                                                            769,862     (1,111,329)
   (Increase) decrease in other non-current assets                             (9,132)         5,611
   Increase in accounts payable                                             1,057,352      4,211,509
   Increase in accrued expenses and income taxes payable                      231,046          3,037
                                                                          -----------    -----------

            Total adjustments                                              (4,135,414)      (618,483)
                                                                          -----------    -----------

                       Net cash used in operating activities               (3,019,372)    (2,335,721)
                                                                          -----------    -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                             (45,550)      (291,624)
Purchase of trademarks                                                             --         (6,974)
                                                                          -----------    -----------

                       Net cash used in investing activities                  (45,550)      (298,598)
                                                                          -----------    -----------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit, net                      3,229,804
Proceeds - note payable to GE Capital                                              --      3,284,538
Payments - note payable to Fred Hayman Beverly Hills                         (179,778)      (167,242)
Payments - note payable to Lyon Credit Corp.                                       --        (54,850)
Payments - notes payable to Bankers Capital Leasing                           (48,582)       (50,529)
Payments - other notes payable                                                     --        (18,869)
Net increase in notes receivable from officer                                  (1,510)       (15,776)
Proceeds from issuance of common stock, net                                     1,031             --
                                                                          -----------    -----------

                       Net cash provided by financing activities            3,000,965      2,977,272
                                                                          -----------    -----------

Effect of exchange rate changes on cash                                           654         (1,774)
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents                          (63,303)       341,179
Cash and cash equivalents, beginning of period                                164,793         30,214
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $   101,490    $   371,393
                                                                          ===========    ===========

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

A. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company ("S.A.") and Parlux Ltd. (jointly referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 Form 10-K as filed with the Securities and Exchange Commission on July 1, 2002.

Effective April 1, 2002, the Company adopted EITF 01-09, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three-month period ended June 30, 2002, gross margin has been decreased by $1,214,429 offset by an equal decrease in advertising and promotional expenses. Additionally, $941,821 of such costs incurred during the three months ended June 30, 2001 have been reclassified to cost of goods sold for comparative purposes.

B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                       June 30, 2002            March 31, 2002
                                       -------------            --------------

Finished products                       $17,108,455               $17,532,428
Components and packaging material        11,910,974                 9,616,274
Raw material                              4,998,080                 3,954,173
                                        -----------               -----------
                                        $34,017,509               $31,102,875
                                        ===========               ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,353,000 and $2,409,000 at June 30, 2002 and March 31, 2002, respectively. The above amounts are net of reserves for estimated inventory obsolescence of approximately $2,070,000 and $2,140,000 at June 30, 2002 and March 31, 2002,
respectively.

C. TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill are attributable to the following brands:

                                           June 30,          March 31,
                                             2002              2002
                                          ----------         ---------
Owned Brands:
  Fred Hayman Beverly Hills               $2,820,361         $2,820,361
  Animale                                  1,582,367          1,582,367
  Bal A Versailles                           300,000            300,000
  Other                                      216,546            216,546
Licensed Brands:
  Perry Ellis                              7,963,560          7,963,560
                                          ----------         ----------
                                          12,882,834         12,882,834

Less: accumulated amortization            (3,355,489)        (3,347,897)
                                          -----------        -----------
                                          $9,527,345         $9,534,937
                                          ==========         ==========

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

The Company is currently negotiating a sale whereby Genesis would purchase the BAV trademark outright. In anticipation of such an agreement, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 was recorded in the Company's statement of operations for the year ended March 31, 2002.

D.       BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                                                        June 30, 2002      March 31, 2002
                                                                        -------------      --------------
Revolving credit facility payable to GMAC Commercial
Credit, interest at LIBOR plus 3.75% or prime (4.75% at
June 30, 2002) plus 1% at the Company's option, net of
restricted cash of $490,823 and $1,248,477 at June 30 and
March 31, 2002, respectively
                                                                          $13,789,718        $10,559,914

Note payable to Fred Hayman Beverly Hills (FHBH),
collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863, including interest, through June 2004                              1,524,590          1,704,368



Capital lease payable to Bankers Leasing, collateralized by
certain warehouse equipment, payable in quarterly
installments of $33,992, including interest, through July 2003.
                                                                              124,892            155,889

Capital lease payable to Bankers Leasing, collateralized by
certain shipping equipment, payable in quarterly
installments of $18,249, including interest, through October 2002.
                                                                               17,980             35,565
                                                                           ----------         ----------
                                                                           15,457,180         12,455,736

Less: long-term borrowings                                                   (734,892)          (962,275)
                                                                           -----------        -----------

Short-term borrowings                                                     $14,722,288        $11,493,461
                                                                          ===========        ===========

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

At June 30, 2002, based on the borrowing base at that date, the credit line amounted to $19,197,000 and, accordingly, the Company had approximately $4,916,000 available under the credit line excluding the effect of restricted cash of $491,000.

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

E. RELATED PARTIES TRANSACTIONS

As of June 30, 2002, the Company had loaned a total of $838,675 ($837,165 at March 31, 2002) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying consolidated balance sheets. The note is unsecured, bears interest at 8% per annum, and is due in one balloon payment on March 31, 2003. Interest payments are current through March 31, 2002.

The Company had net sales of $3,921,425 and $5,362,527 during the three-month periods ended June 30, 2002 and June 30, 2001, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable owed by Perfumania to the Company amounted to $15,594,781 and $12,491,993 at June 30, 2002 and March 31, 2002, respectively. Amounts due from related parties are non-interest bearing and are due in less than one year.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse split discussed below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. During the quarter ended June 30, 2001, the Company recorded a non-cash charge to earnings of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse split discussed below), as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse split discussed below). As a result of this non-cash reduction of the cost basis of the Company's investment, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2001.

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of June 30, 2002, the fair market value of the investment in ECMV was $1,569,119 ($4.15 per share after the reverse split). The Company believes that, based on the evaluation of ECMV's operations, that this current decline in market price is temporary. As of August 12, 2002, the fair market value of the investment in ECMV is $1,697,673 ($4.49 per share after the reverse split).

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

The Company had net sales of $1,628,644 and $985,590 during the three months ended June 30, 2002 and 2001, respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $1,067,739 and $372,934, respectively, to a director of the Company. These sales are included as related party sales in the accompanying statements of operations. As of June 30, 2002 and March 31, 2002, trade receivables from related parties includes $808,863 and $296,327, respectively, from these customers, including $457,266 and 286,488, from the director.

F. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                   Three Months Ended June 30,
                                                                   ----------------------------
                                                                     2002               2001
                                                                   ----------       -----------

Net income (loss)                                                  $1,116,042       ($1,717,238)
                                                                   ==========        ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                  9,976,276         9,969,434
                                                                   ==========        ==========

Basic net (loss) income per common share                                $0.11            ($0.17)
                                                                   ==========        ==========
Weighted average number of shares outstanding used in basic
    earnings per share calculation                                  9,976,276


Effect of dilutive securities(1):
Stock options and warrants                                            125,352
                                                                   ----------
Weighted average number of shares outstanding used in diluted
    earnings per share calculation                                 10,101,628
                                                                   ==========
Diluted net (loss) income per common share                              $0.11
                                                                   ==========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                       1,274,450         1,315,850
                                                                    =========         =========

Exercise Price                                                    $2.08-$8.00       $2.06-$8.00
                                                                   ==========        ==========

Excluding the effect of the non-cash charge discussed in Note E, both basic and diluted earnings per share would have been $0.09 for the prior year period.

(1) The calculation of diluted loss per share was the same as the basic loss per share for the period ended June 30, 2001, since the inclusion of potential common stock in the computation would be antidilutive.

G. CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                               Three-months ended June 30,
                                               ---------------------------
                                                  2002              2001
                                                  ----              ----
                 Cash paid for:
                     Interest                   $209,000        $344,000
                     Income taxes               $ 19,000        $525,225

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2002:

o The Company incurred an unrealized holding gain of $661,677 on the investment in affiliate

Three months ended June 30, 2001:

o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

o The Company incurred an unrealized loss of $2,858,847 on the investment in affiliate, with a corresponding deferred tax benefit of $207,360.

H. INCOME TAXES

The provision for income taxes for the periods ended June 30, 2002 and 2001 reflects an effective tax rate of approximately 38%, reduced in 2001 by a $207,360 deferred tax benefit in the prior year period relating to the other-than-temporary decline in value of investment in affiliate.

I. LICENSE AND DISTRIBUTION AGREEMENTS

As of June 30, 2002 and March 31, 2002, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

J. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

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


Each of the undersigned hereby certifies in his capacity as an officer of Parlux Fragrances, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



/s/ Ilia Lekach
-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer



/s/ Frank A. Buttacavoli
-------------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director


Date:    August 14, 2002