Form 10-Q
period 2002-09-30
PARLUX FRAGRANCES INC
filed 2002-11-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          _____________________________

                                    FORM 10-Q
( Mark One )

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

Commission file number:    0-15491
                           -------

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

DELAWARE                                                                        22-2562955
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS employer identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                                       33312
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                       (Zip code)

Registrant's telephone number, including area code   954-316-9008
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

         Indicate with an "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 14, 2002, 9,994,109 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)
                                   -----------


                                                                     September 30,       March 31,
ASSETS                                                                   2002              2002
------                                                               ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $    117,002      $    164,793
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,676,000 and  $1,430,000, respectively                             7,090,617         5,527,522
  Trade receivable from related parties                                15,007,234        12,788,320
  Note receivables from related parties                                 3,000,000                --
  Receivable from litigation settlement                                 4,000,564                --
  Income tax receivable                                                        --         1,745,401
  Inventories, net                                                     34,796,222        31,102,875
  Prepaid expenses and other current assets, net                        8,025,350         8,045,933
  Investment in affiliate                                               1,531,309           907,442
                                                                     ------------      ------------

    TOTAL CURRENT ASSETS                                               73,568,298        60,282,286
Equipment and leasehold improvements, net                               2,100,723         2,361,659
Trademarks, licenses and goodwill, net                                  9,519,369         9,534,937
Other                                                                      77,458            69,609
                                                                     ------------      ------------

    TOTAL ASSETS                                                     $ 85,265,848      $ 72,248,491
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                        $ 15,271,622      $ 11,493,461
  Accounts payable                                                     13,699,631        10,118,080
  Income taxes payable                                                    820,954                --
  Accrued expenses                                                      1,437,729         1,008,686
                                                                     ------------      ------------

    TOTAL CURRENT LIABILITIES                                          31,229,936        22,620,227
Borrowings, less current portion                                          508,926           962,275
Deferred tax liability                                                    742,214           742,214
                                                                     ------------      ------------

    TOTAL LIABILITIES                                                  32,481,076        24,324,716
                                                                     ------------      ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at September 30, 2002 and
   March 31, 2002                                                              --                --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   17,995,027 and 17,993,277 shares issued at September 30, 2002
   and March 31, 2002, respectively                                       179,950           179,933
  Additional paid-in capital                                           74,013,610        74,011,221
  Retained earnings (accumulated deficit)                               2,023,335        (2,203,080)
  Accumulated other comprehensive loss                                   (485,529)       (1,110,139)
  Notes receivable from officer                                          (829,599)         (837,165)
                                                                     ------------      ------------
                                                                       74,901,767        70,040,770
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at September 30, 2002 and March 31, 2002                  (22,116,995)      (22,116,995)
                                                                     ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                         52,784,772        47,923,775
                                                                     ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 85,265,848      $ 72,248,491
                                                                     ============      ============

           See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                            Three Months Ended September 30,     Six Months Ended September 30,
                                                             ------------------------------      ------------------------------

                                                                 2002              2001              2002              2001
                                                             ------------      ------------      ------------      ------------
Net sales:
   Unrelated customers                                       $ 11,408,210      $ 13,746,089      $ 25,683,877      $ 25,411,345
   Related parties                                              6,599,418         5,295,297        12,149,487        11,643,414
                                                             ------------      ------------      ------------      ------------

                                                               18,007,628        19,041,386        37,833,364        37,054,759

Cost of goods sold, including $459,020 and $1,673,449
 of promotional items for the three and six months ended
 September 30, 2002, respectively ($797,237 and
 $1,739,058, respectively, in 2001)                             9,321,881         9,856,166        19,412,603        18,314,680
                                                             ------------      ------------      ------------      ------------

Gross margin                                                    8,685,747         9,185,220        18,420,761        18,740,079
                                                             ------------      ------------      ------------      ------------

Operating expenses:
  Advertising and promotional                                   3,027,831         2,955,092         6,301,187         6,801,980
  Selling and distribution                                      1,710,481         1,627,515         3,421,935         3,349,706
  General and administrative, net of licensing fees of
    $162,500 and $325,000 for the three and six months
    ended September 30, 2001, respectively                      1,358,729         1,049,554         2,617,730         2,109,721
  Depreciation and amortization                                   344,328           537,039           693,319         1,058,466
  Royalties                                                       852,085           539,119         1,677,031         1,105,239
                                                             ------------      ------------      ------------      ------------

  Total operating expenses                                      7,293,454         6,708,319        14,711,202        14,425,112
                                                             ------------      ------------      ------------      ------------

Operating income                                                1,392,293         2,476,901         3,709,559         4,314,967

Interest income                                                    16,474            73,814            32,258            89,591
Interest expense and bank charges                                (257,969)         (282,991)         (467,101)         (630,626)
Exchange gain                                                          --            12,477                --            12,477
Other-than-temporary decline in value
 of investment in affiliate                                            --                --                --        (2,858,447)
Litigation settlement, net of expenses                          3,865,934                --         3,542,083                --
                                                             ------------      ------------      ------------      ------------

Income before income taxes                                      5,016,732         2,280,201         6,816,799           927,962

Income tax provision                                           (1,906,359)         (866,476)       (2,590,384)       (1,231,475)
                                                             ------------      ------------      ------------      ------------

Net income (loss)                                            $  3,110,373      $  1,413,725      $  4,226,415      ($   303,513)
                                                             ============      ============      ============      ============

Income (loss) per common share:
     Basic                                                   $       0.31      $       0.14      $       0.42      ($      0.03)
                                                             ============      ============      ============      ============
     Diluted                                                 $       0.31      $       0.13      $       0.42      ($      0.03)
                                                             ============      ============      ============      ============


           See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------

                       SIX MONTHS ENDED SEPTEMBER 30, 2002
                       -----------------------------------
                                   (Unaudited)
                                   -----------

                                                          COMMON STOCK                        (ACCUMULATED    ACCUMULATED
                                                  ---------------------------    ADDITIONAL      DEFICIT)        OTHER
                                                     NUMBER           PAR         PAID-IN        RETAINED     COMPREHENSIVE
                                                     ISSUED          VALUE        CAPITAL        EARNINGS    (LOSS) INCOME (1)
                                                  ------------   ------------   ------------   ------------  ----------------
 BALANCE at March 31, 2002                          17,993,277   $    179,933   $ 74,011,221   $ (2,203,080)   $ (1,110,139)

  Comprehensive income:
   Net income                                               --             --             --      4,226,415              --
   Unrealized holding gain on
    investment in affiliate                                 --             --             --             --         623,867
   Foreign currency translation adjustment                  --             --             --             --             743

    Total comprehensive income                              --             --             --             --              --
   Issuance of common stock upon exercise of
    employee stock options                               1,750             17          2,389             --              --
  Net decrease in notes receivable from officer             --             --             --             --              --
                                                  ------------   ------------   ------------   ------------    ------------

BALANCE at September 30, 2002                       17,995,027   $    179,950   $ 74,013,610   $  2,023,335    $   (485,529)
                                                  ============   ============   ============   ============    ============

[RESTUBBED]
                                                      NOTES
                                                    RECEIVABLE
                                                       FROM          TREASURY
                                                      OFFICER         STOCK           TOTAL
                                                   ------------    ------------    ------------
 BALANCE at March 31, 2002                         $   (837,165)   $(22,116,995)   $ 47,923,775

  Comprehensive income:
   Net income                                                --              --       4,226,415
   Unrealized holding gain on
    investment in affiliate                                  --              --         623,867
   Foreign currency translation adjustment                   --              --             743
                                                                                    -----------
    Total comprehensive income                               --              --       4,851,025
   Issuance of common stock upon exercise of
    employee stock options                                   --              --           2,406
  Net decrease in notes receivable from officer           7,566              --           7,566
                                                   ------------    ------------    ------------

BALANCE at September 30, 2002                      $   (829,599)   $(22,116,995)   $ 52,784,772
                                                   ============    ============    ============


(1) Accumulated other comprehensive (loss) income includes foreign currency translation adjustments and unrealized holding gains and losses on investment in affiliate.


           See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                                             Six months ended September 30,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                            $  4,226,415      ($   303,513)
                                                                             ------------      ------------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                     693,319         1,058,466
Other-than-temporary decline in market value of investment in affiliate                --         2,858,447
Deferred income tax benefit                                                            --          (207,360)
Provision for doubtful accounts                                                   120,000           120,000
Reserve for prepaid promotional supplies and inventory obsolescence               692,154           350,000
Changes in assets and liabilities:
   (Increase) decrease in trade receivables - customers                        (1,683,095)           36,899
   Increase in note and trade receivables - related parties                    (5,218,914)       (4,918,458)
   Increase in receivable from litigation settlement                           (4,000,564)               --
   Increase in inventories                                                     (4,185,501)      (13,036,523)
   Increase in prepaid expenses and other
    current assets                                                               (179,417)       (1,670,699)
   (Increase) decrease in other non-current assets                                 (7,849)            5,818
   Increase in accounts payable                                                 3,581,551         8,633,969
   Increase in accrued expenses and income taxes payable                        2,995,398           667,524
                                                                             ------------      ------------

            Total adjustments                                                  (7,192,918)       (6,101,917)
                                                                             ------------      ------------

                       Net cash used in operating activities                   (2,966,503)       (6,405,430)
                                                                             ------------      ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                (416,815)         (617,592)
Purchase of trademarks                                                                 --            (6,974)
                                                                             ------------      ------------

                       Net cash used in investing activities                     (416,815)         (624,566)
                                                                             ------------      ------------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit                               3,785,848        14,475,811
Payments - note payable to GE Capital                                                  --        (6,782,973)
Payments - note payable to Fred Hayman Beverly Hills                             (362,835)         (337,534)
Payments - note payable to United Credit Corp.                                         --          (111,231)
Payments - notes payable to Bankers Capital Leasing                               (98,201)         (102,067)
Payments - other notes payable                                                         --           (18,869)
Net decrease (increase) notes receivable from officer                               7,566           (14,715)
Proceeds from issuance of common stock                                              2,406             9,229
                                                                             ------------      ------------

                       Net cash provided by financing activities                3,334,784         7,117,651
                                                                             ------------      ------------


Effect of exchange rate changes on cash                                               743           (12,260)
                                                                             ------------      ------------

Net (decrease) increase in cash and cash equivalents                              (47,791)           75,395
Cash and cash equivalents, beginning of period                                    164,793            30,214
                                                                             ------------      ------------

Cash and cash equivalents, end of period                                     $    117,002      $    105,609
                                                                             ============      ============


            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)
                                   -----------

A. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company ("S.A.") and Parlux Ltd. (jointly referred to as the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2002 Form 10-K as filed with the Securities and Exchange Commission on July 1, 2002.

Effective April 1, 2002, the Company adopted EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three and six-month periods ended September 30, 2002, gross margin has been decreased by $459,020 and $1,673,449, respectively, offset by an equal decrease in advertising and promotional expenses. Additionally, $797,237 and $1,739,058 of such costs incurred during the three and six months ended September 30, 2001, respectively, have been reclassified to cost of goods sold for comparative purposes.

B. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                         September 30, 2002      March 31, 2002
                                         ------------------      --------------
Finished products                           $19,564,797           $17,532,428
Components and packaging material            10,981,515             9,616,274
Raw material                                  4,249,910             3,954,173
                                            -----------           -----------
                                            $34,796,222           $31,102,875
                                            ===========           ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,444,000 and $2,409,000 at September 30, 2002 and March 31, 2002,
respectively. The above amounts are net of reserves for estimated inventory obsolescence of approximately $2,129,000 and $2,140,000 at September 30, 2002 and March 31, 2002, respectively.

C. TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill are attributable to the following brands:

                                          September 30, 2002      March 31, 2002
                                          ------------------      --------------
Owned Brands:
  Fred Hayman Beverly Hills                 $  2,820,361           $  2,820,361
  Animale                                      1,582,367              1,582,367
  Bal A Versailles                               300,000                300,000
  Other                                          216,546                216,546
Licensed Brands:
  Perry Ellis                                  7,963,560              7,963,560
                                            ------------           ------------
                                              12,882,834             12,882,834

Less: accumulated amortization                (3,363,465)            (3,347,897)
                                            ------------           ------------
                                            $  9,519,369           $  9,534,937
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

On November 4, 2002, after a lengthy period of negotiations, the Company entered into an agreement to sell the Bal A Versailles Trademarks to Genesis for $300,000, to be paid in three equal monthly installments through January 2003. As a result of the ongoing negotiations, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 was recorded in the Company's statement of operations for the year ended March 31, 2002.

D. BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:
                                                                  September 30, 2002   March 31, 2002
                                                                  ------------------   --------------
Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 3.75% or prime (4.75% at September 30,
2002) plus 1% at the Company's option, net of restricted cash of
$1,435,808 and $1,248,477 at September 30, 2002 and March 31,
2002, respectively                                                    $ 14,345,762      $ 10,559,914

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest,
through June 2004                                                        1,341,533         1,704,368



Capital lease payable to Bankers Leasing, collateralized by
certain warehouse equipment, payable in quarterly installments of
$33,992, including interest, through July 2003                              93,253           155,889

Capital lease payable to Bankers Leasing, collateralized by
certain shipping equipment, payable in quarterly installments of
$18,249, including interest, through October 2002                               --            35,565
                                                                      ------------      ------------
                                                                        15,780,548        12,455,736

Less: long-term borrowings                                                (508,926)         (962,275)
                                                                      ------------      ------------

Short-term borrowings                                                 $ 15,271,622      $ 11,493,461
                                                                      ============      ============

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

At September 30, 2002, based on the borrowing base at that date, the credit line amounted to $20,000,000 and, accordingly, the Company had approximately $4,303,000 available under the credit line excluding the effect of restricted cash of $1,436,000.

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

E. RELATED PARTIES TRANSACTIONS

As of September 30, 2002, the Company had loaned a total of $829,599 ($837,165 at March 31, 2002) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying condensed consolidated balance sheets. The note is unsecured, bears interest at 8% per annum, and is due in one balloon payment on March 31, 2003. Interest payments are current through March 31, 2002.

The Company had net sales of $8,041,778 and $9,645,600 during the six-month periods ended September 30, 2002 and September 30, 2001 ($4,120,354 and $4,283,073 during the three-months ended September 30, 2002 and September 30,
2001), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $13,996,158 and $3,000,000, respectively, at September 30, 2002 ($12,491,993 and $0, respectively at March 31, 2002). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

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

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of September 30, 2002, the fair market value of the investment in ECMV was $1,531,309 ($4.05 per share after the reverse split). The Company believes that, based on the evaluation of ECMV's operations, that this current decline in market price is temporary. As of November 13, 2002, the fair market value of the investment in ECMV was $1,565,338 ($4.14 per share after the reverse split).

As of June 30, 2001, the Company and Perfumania had entered into a $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note was repayable in installments of $50,000 on October 31, 2001, $300,000 on November 30, 2001, $2,500,000 on December 31, 2001, and $50,000 on each of January 31,
2002, February 28, 2002, and March 31, 2002. Accrued interest is paid with each principal installment. The loan was repaid in accordance with its terms.

As of September 30, 2002, the Company and Perfumania had entered into another $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $50,000 on October 31, 2002, $300,000 on November 30, 2002, $2,500,000 on December 31, 2002, and $50,000 on each of
January 31, 2003, February 28, 2003, and March 31, 2003. Accrued interest is paid with each principal installment.

The Company had net sales of $4,107,709 and $1,997,814 during the six months ended September 30, 2002 and 2001 ($2,479,064 and $1,012,224 during the three months ended September 30, 2002 and 2001), respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $3,030,055 and $912,773, respectively, to a director of the Company. These sales are included as related party sales in the accompanying condensed consolidated statements of operations. As of September 30, 2002 and March 31, 2002, trade receivables from related parties includes $1,011,076 and $296,327, respectively, from these customers, including $627,528 and 286,488, from the director.

F. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share calculations:

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                                  2002            2001
                                                                             ------------     ------------
Net income                                                                   $  3,110,373     $  1,413,725
                                                                             ============     ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       9,977,179        9,973,520
                                                                             ============     ============
Basic net income per common share                                            $       0.31     $       0.14
                                                                             ============     ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       9,977,179        9,973,520
Effect of dilutive securities(1):
Stock options and warrants                                                        163,973          542,615
                                                                             ------------     ------------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                      10,141,152       10,516,135
                                                                             ============     ============
Diluted net income per common share                                          $       0.31     $       0.13
                                                                             ============     ============
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                   1,240,475          216,000
                                                                             ============     ============

Exercise Price                                                                $2.25-$8.00      $3.13-$8.00
                                                                             ============     ============

                                                                             Six Months Ended September 30,
                                                                             -----------------------------
                                                                                 2002             2001
                                                                             ------------     ------------

Net income (loss)                                                            $  4,226,415     $   (303,513)
                                                                             ============     ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       9,976,731        9,971,488
                                                                             ============     ============
Basic net (loss) income per common share                                     $       0.42     ($      0.03)
                                                                             ============     ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       9,976,731
Effect of dilutive securities(1):
Stock options and warrants                                                        143,689
                                                                             ------------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                      10,120,420
                                                                             ============
Diluted net income per common share                                           $       0.42
                                                                              ============
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                   1,240,475
                                                                             ============

Exercise Price                                                                $2.25-$8.00
                                                                             ============

Excluding the effect of the proceeds from the settlement of the litigation with a supplier of $4,000,564 discussed in Note J, both basic and diluted earnings per share would have been $0.06 and $0.17 for the three and six-month periods ended September 30, 2002, respectively.

Excluding the effect of the non-cash charge discussed in Note E, both basic and diluted earnings per share would have been $0.23 for the six-month period ended September 30, 2001.

(1) The calculation of diluted loss per share was the same as the basic loss per share for the six-month period ended September 30, 2001, since the inclusion of potential common stock in the computation would be antidilutive.

G.  CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                  Six-months ended September 30,
                                                  ------------------------------
                                                       2002              2001
                                                       ----              ----
                 Cash paid for:
                     Interest                        $467,719        $714,300
                     Income taxes                    $ 24,029        $557,491

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2002:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

     - The Company incurred an unrealized holding gain of $623,867 on the investment in affiliate

Six months ended September 30, 2001:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

     - The Company incurred an other-than-temporary decline in value of $2,858,847 on the investment in affiliate, with a corresponding deferred tax benefit of $207,360.

     - The Company incurred an unrealized holding loss of $741,079 on the investment in affiliate.

H. INCOME TAXES

The provision for income taxes for the periods ended September 30, 2002 and 2001 reflects an effective tax rate of approximately 38%, reduced in 2001 by a $207,360 deferred tax benefit relating to the other-than-temporary decline in value of investment in affiliate.

I. LICENSE AND DISTRIBUTION AGREEMENTS

As of September 30, 2002 and March 31, 2002, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

J. LITIGATION SETTLEMENT

On May 8, 2001, and amended on June 8, 2001, the Company filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of its fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001.

On September 25, 2002, the parties entered into a settlement agreement whereby the Company would receive cash consideration of $3,958,000 from the supplier's insurance carrier, plus an additional $42,564 from the supplier. These funds were received on October 7, 2002, and the suit has been dismissed.

The Company has recorded the settlement in the accompanying condensed consolidated statements of operations for the periods ended September 30, 2002, net of certain expenses as follows:

                                           Three Months Ended  Six Months Ended
                                          September 30, 2002  September 30, 2002
                                          ------------------  ------------------
Proceeds from settlement                      $4,000,564         $4,000,564

Less expenses directly related to the claim and incurred during the period April
  1, 2002 through September 30, 2002:

   Legal fees                                    104,026            326,327
   Refurbishing costs                             30,604            132,154
                                              ----------         ----------
Net litigation settlement recorded:           $3,865,934         $3,542,083
                                              ==========         ==========

Refurbishing expenses and legal fees incurred prior to April 1, 2002, have been expensed directly to cost of goods sold and general and administrative expenses, respectively.

The above expenses do not include other general and administrative costs such as employee travel in connection with the lawsuit discovery process.

K. NEW ACCOUNTING PRONOUNCEMENTS

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

L. SUBSEQUENT EVENT

On October 21, 2002, the Company announced that it had received a preliminary expression of interest from Quality King Distributors, Inc. ("Quality King"), a privately held corporation based in Ronkonkoma, New York, regarding the possible acquisition of the Company. In order to explore the feasibility of a transaction, the Company has entered into a confidentiality agreement which permits Quality King to conduct a due diligence review of the Company's operations. There can be no assurance that any transaction will result from such a review.

                                      ***

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

On October 21, 2002, the Company announced that it had received a preliminary expression of interest from Quality King Distributors, Inc. ("Quality King"), a privately held corporation based in Ronkonkoma, New York, regarding the possible acquisition of the Company. In order to explore the feasibility of a transaction, the Company has entered into a confidentiality agreement which permits Quality King to conduct a due diligence review of the Company's operations. There can be no assurance that any transaction will result from such a review.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and notes. This discussion and analysis should be read in conjunction with such financial statements and notes.

Critical Accounting Policies and Estimates
------------------------------------------

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2002 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company's adoption of Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, described below, the Company has not made any changes of these critical accounting policies, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies, since April 2002.

Effective April 1, 2002, the Company adopted EITF 01-09, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three and six-month periods ended September 30, 2002, gross margin has been decreased by $459,020 and $1,673,449, respectively, offset by an equal decrease in advertising and promotional expenses. Additionally, $797,237 and $1,739,058 of such costs incurred during the three and six months ended September 30, 2001, respectively, have been reclassified to cost of goods sold for comparative purposes. All discussions below include the effect of the adoption and reclassification.

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 2002 with the
----------------------------------------------------------------------
three-month period ended September 30, 2001.
--------------------------------------------

During the quarter ended September 30, 2002, net sales decreased 5% to $18,007,628 as compared to $19,041,386 for the same period for the prior year. The decrease is mainly attributable to lower Ocean Pacific brand gross sales of $1,451,764, launched during the comparable prior year period, offset by Jockey brand gross sales of $425,674, not sold during the comparable prior year period.

Net sales to unrelated customers decreased 17% to $11,408,210, compared to $13,746,089 for the same period in the prior year, as a result of the timing of launches discussed above. Sales to related parties increased 25% to $6,599,418 compared to $5,295,297 for the same period in the prior year.

Cost of goods sold as a percentage of net sales remained relatively constant at 52% for the quarter ended September 30, 2002 compared to the comparable prior year period. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 58%, respectively, for the current period, as compared to 50% and 56%, respectively, for the same period in the prior year. The increase in the cost of goods sold to related parties for the current period was due to the sale of closeout merchandise at lower margins.

Operating expenses increased by 9% compared to the same period in the prior year from $6,708,319 to $7,293,454, and increased as a percentage of net sales from 35% to 41%. Advertising and promotional expenses increased 2% to $3,027,831 compared to $2,955,092 in the prior year period. Excluding the reclassification of GWP activity in both periods, advertising and promotional expenses would have decreased by 7%. Selling and distribution costs increased 5% to $1,710,481 in the current period compared to $1,627,515 for the same period of the prior year, increasing as a percentage of net sales from 9% to 10%. General and administrative expenses increased by 29% compared to the prior year period from $1,049,554 to $1,358,729, increasing as a percentage of net sales from 6% to 8%. The increase is mainly attributable to an increase in health and other insurance costs, and the reduction in licensing fees of $162,500 which offset expenses in the prior year. Depreciation and amortization decreased by $192,711 during the current period from $537,039 to $344,328, as approximately $141,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period (See Note C of the condensed consolidated financial statements for further discussion). Royalties increased by 58% in the current period, increasing as a percentage of net sales from 3% to 5% due to minimum royalty requirements for the Jockey license.

As a result of the above, operating income decreased by 44% to $1,392,293 for the current period, compared to $2,476,901 for the same period in the prior year. The current year period includes other income of $3,865,934 in connection with the settlement of our lawsuit with a supplier. Net interest expense increased to $241,495 in the current period as compared to $209,177 for the same period in the prior year. The increase is the result of reduced interest income from related parties as notes were outstanding during the entire comparable prior year period and were only entered into on September 30, 2002, for the current period.

Income before taxes for the current period was $5,016,732 or 28% of net sales compared to $2,280,201 or 12% of net sales in the same period for the prior year. Giving effect to the tax provision, we recorded net income of $3,110,373 or 17% of net sales for the current period, compared to net income of $1,413,725 or 7% of net sales in the comparable period of the prior year.

Comparison of the six-month period ended September 30, 2002 with the six-month
------------------------------------------------------------------------------
period ended September 30, 2001.
--------------------------------

During the six months ended September 30, 2002, net sales increased 2% to $37,833,364 as compared to $37,054,759 for the same period for the prior year. The increase is mainly attributable to the launch of "Perry" by Perry Ellis for men and women, which resulted in an increase in total Perry Ellis brand gross sales from $25,379,013 to $27,957,074, and launches of "Jockey" for men and women in the Spring of 2002, which added gross sales of $1,508,961 in the current period. These increases were offset by lower gross sales of Animale (mainly "Chaleur d'Animale") and Ocean Pacific brand products of $1,182,399 and $751,076, respectively, as certain products were launched during the prior year period.

Net sales to unrelated customers increased 1% to $25,683,877 in the current period, compared to $25,411,345 for the same period in the prior year, as a result of the launches discussed above. Sales to related parties increased 4% to $12,149,487 in the current period compared to $11,643,414 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 49% for the six months ended September 30, 2001 to 51% for the current period. The increase was mainly attributable to the continuing change in sales mix whereby all customer groups purchased a higher percentage of value sets than in the prior year comparable period. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 59%, respectively, for the current period, as compared to 49% and 50%, respectively, for the same period in the prior year. The increase in cost of goods sold to related parties for the current period was also due to the sale of closeout merchandise at lower margins.

Operating expenses increased by 2% compared to the same period in the prior year from $14,425,112 to $14,711,202, remaining relatively constant at 39% of net sales. Advertising and promotional expenses decreased 7% to $6,301,187 compared to $6,801,980 in the prior year period, decreasing slightly as a percentage of net sales from 18% to 17%. Selling and distribution costs increased 2% to $3,421,935 in the current period as compared to $3,349,706 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses increased by 24% compared to the prior year period from $2,109,721 to $2,617,730, increasing as a percentage of net sales from 6% to 7%. The increase is mainly attributable to an increase in health and other insurance costs, and the reduction in licensing fees of $325,000 which offset expenses in the prior year. Depreciation and amortization decreased by $365,147 during the current period from $1,058,466 to $693,319, as approximately $282,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period

(See Note C to the condensed consolidated financial statements for further discussion). Royalties increased by 52% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license.

As a result of the above, operating income decreased by 14% to $3,709,559 or 10% of net sales for the current period, compared to $4,314,967 or 12% of net sales for the same period in the prior year. The current year period includes other income of $3,542,083 relating to the settlement of our lawsuit with a supplier. Net interest expense decreased to $434,843 in the current period as compared to $541,035 for the same period in the prior year. The decrease was mainly attributable to the substantial reduction in interest rates compared to the prior year, reflecting the terms of our new line of credit coupled with a reduced prime rate. The Company recorded a $2,858,447 non-cash charge during the prior period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Income before taxes for the current period was $6,816,799 or 18% of net sales, compared to $927,962 or 3% of net sales in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge in the prior year, we recorded net income of $4,226,415 for the current period, compared to a net loss of $303,513 in the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $42,338,362 as of September 30, 2002, compared to $37,662,059 at March 31, 2002, as a result of the current period's net income and the increase in the market value of our investment in affiliate.

Consistent with prior years, our operations for the six months ended September 30, 2002, resulted in a use of cash, which was mainly attributable to the increase in inventories and receivables from related parties, typical of the seasonality of our business. The use of cash was funded by increased borrowings under our line of credit.

In September 1999, we completed the fourth phase of our common stock buy-back program involving 2,000,000 shares. In connection therewith, the Board of Directors authorized the repurchase of an additional 2,500,000 shares. As of June 30, 2001, the Company had repurchased under all phases a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase. On July 25, 2001, the Board of Directors authorized a new 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. The accompanying condensed consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

During the quarter ended September 30, 2002, there have been no material changes in the information about the Company's market risks as of March 31, 2002, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

Parlux Fragrances, Inc.'s (the "Company") Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-4(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

To the best of our knowledge, there are no legal proceedings pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations.

On May 8, 2001, and amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001.

On September 25, 2002, the parties entered into a settlement agreement whereby we would receive cash consideration of $3,958,000 from the supplier's insurance carrier, plus an additional $42,564 from the supplier. These funds were received on October 7, 2002, and the suit has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

On October 15, 2002, the Company held its Annual Meeting. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors
------------------------------------

The seven nominees named in the proxy statement were elected with each director receiving more than 78% of the votes cast.

Ratification of Deloitte & Touche, LLP, as Independent Auditors
---------------------------------------------------------------

Over 87% of the votes were cast in favor of the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) Exhibits

    Exhibit No.               Description
    -----------               -----------

     10.62 Agreement, dated November 4, 2002, between the Company and Genesis International Marketing Corporation.

     99.1           Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2           Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.


(b) There were no filings on Form 8-K during the period.

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


Each of the undersigned hereby certifies in his capacity as an officer of Parlux Fragrances, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



/s/ Ilia Lekach
-----------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer



/s/ Frank A. Buttacavoli
-----------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director


Date:    November 14, 2002