Form 10-Q
period 2002-12-31
PARLUX FRAGRANCES INC
filed 2003-02-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          _____________________________
                                    FORM 10-Q
( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

                                    Or______

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number:    0-15491

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )


          DELAWARE                                       22-2562955
--------------------------------------------------------------------------------
( State or other jurisdiction                ( IRS employer identification no. )
of incorporation or organization )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                        33312
--------------------------------------------------------------------------------
( Address of principal executive offices )                  ( Zip code )

Registrant's telephone number, including area code        954-316-9008


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 13, 2003, 10,028,459 shares of the issuer's common stock were outstanding.

PART I. FINANCIAL INFORMATION
        ---------------------

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

See pages 8 to 20.

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

On October 21, 2002, the Company announced that it had received a preliminary expression of interest from Quality King Distributors, Inc. ("Quality King"), a privately held corporation based in Ronkonkoma, New York, regarding the possible acquisition of the Company. In order to explore the feasibility of a transaction, the Company entered into a confidentiality agreement which permitted Quality King to conduct a due diligence review of the Company's operations. On January 8, 2003, the Company announced that it had terminated the discussions as the parties had not reached an agreement on the terms of a possible acquisition.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and notes. This discussion and analysis should be read in conjunction with such condensed consolidated financial statements and notes.

Critical Accounting Policies and Estimates
------------------------------------------

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2002 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the Company's adoption of Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Customer's Products), described below, the Company has not made any changes of these critical accounting policies, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies, since April 2002.

Effective April 1, 2002, the Company adopted EITF 01-09, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three and nine-month periods ended December 31, 2002, gross margin has been decreased by $1,219,060 and $2,892,509, respectively, offset by an equal decrease in advertising and promotional expenses. Accordingly, $947,786 and $2,686,844 of such costs incurred during the three and nine months ended December 31, 2001, respectively, have been reclassified from advertising and promotional to cost of goods sold for comparative purposes. All discussions below include the effect of the adoption and reclassification.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 2002 with the
---------------------------------------------------------------------
three-month period ended December 31, 2001.
-------------------------------------------

During the quarter ended December 31, 2002, net sales increased 21% to $19,780,626 as compared to $16,280,479 for the same period for the prior year. The increase is mainly attributable to the launch of "Perry" by Perry Ellis for men and women, which resulted in an increase in total Perry Ellis brand gross sales from $11,369,703 to $17,281,536, and launches of "Jockey" for men and women in the Spring of 2002, which added gross sales of $352,701 in the current period. These increases were offset by lower gross sales of Animale (which brand was sold during January 2003) and Ocean Pacific brand products of $2,362,775 and $664,053, respectively, as certain products were launched during the prior year period.

Net sales to unrelated customers increased 67% to $14,734,673, compared to $8,810,503 for the same period in the prior year, as a result of the launches discussed above. Sales to related parties decreased 32% to $5,045,953 compared to $7,469,976 for the same period in the prior year.

Cost of goods sold decreased as a percentage of net sales from 58% for the quarter ended December 31, 2001 to 49% for the current comparable period. The prior year period included the sale of certain close-out merchandise to international customers at lower margins. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 51%, respectively, for the current period, as compared to 63% and 53%, respectively, for the same period in the prior year.

Operating expenses, excluding the impairment loss on intangibles in the prior year, increased by 6% compared to the same period in the prior year from $9,179,033 to $9,754,360, and decreased as a percentage of net sales from 56% to 49%. Advertising and promotional expenses increased 9% to $5,641,440 compared to $5,159,281 in the prior year period. Excluding the reclassification of GWP activity in both periods, advertising and promotional expenses would have increased by 12%. Selling and distribution costs increased 2% to $1,705,630 in the current period compared to $1,679,982 for the same period of the prior year, decreasing as a percentage of net sales from 10% to 9%. General and administrative expenses decreased by 9% compared to the prior year period from $1,340,677 to $1,226,365, decreasing as a percentage of net sales from 8% to 6%. The decrease is mainly attributable to a reduction in bad debt expense of $900,000, offsetting an increase in health and other insurance costs, and the reduction in licensing fees of $162,500 which offset expenses in the prior year. Depreciation and amortization decreased by $181,931 during the current period from $525,492 to $343,561, as approximately $141,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period. These brands were previously licensed to third parties. In anticipation of the sale of the ADM and BAV brands to their licensees during the prior year period, we recorded an impairment charge on the applicable intangibles totaling $7,273,123 ($5,499,092 and $1,774,031, respectively) (See Note C of the condensed consolidated financial statements for further discussion). Royalties increased by 77% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license.

As a result of the above, operating income increased to $349,887 for the current period, compared to an operating loss of $9,669,334 for the same period in the prior year. Net interest expense decreased to $177,598 in the current period as compared to $258,786 for the same period in the prior year. The decrease reflects the reduction in interest rates on our line of credit due to a lower prime rate.

Income before taxes for the current period was $172,289 compared to a loss of $9,928,053 in the same period for the prior year. Giving effect to the tax provision, we recorded net income of $106,820 for the current period, compared to a net loss of $6,155,393 in the comparable period of the prior year.

Comparison of the nine-month period ended December 31, 2002 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 2001.
-------------------------------

During the nine months ended December 31, 2002, net sales increased 8% to $57,613,990 as compared to $53,335,238 for the same period for the prior year. The increase is mainly attributable to the launch of "Perry" by Perry Ellis for men and women, which resulted in an increase in total Perry Ellis brand gross sales from $36,748,713 to $45,238,610, and launches of "Jockey" for men and women in the Spring of 2002, which added gross sales of $1,861,662 in the current period. These increases were offset by lower gross sales of Animale (which brand was sold during January 2003) and Ocean Pacific brand products of $3,545,175 and $1,415,128, respectively, as certain products were launched during the prior year period.

Net sales to unrelated customers increased 18% to $40,418,550 in the current period, compared to $34,221,848 for the same period in the prior year, as a result of the launches discussed above. Sales to related parties decreased 10% to $17,195,440 in the current period compared to $19,113,390 for the same period in the prior year.

Cost of goods sold decreased as a percentage of net sales from 52% for the nine months ended December 31, 2001 to 50% for the current period. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 57%, respectively, for the current period, as compared to 53% and 51%, respectively, for the same period in the prior year. The prior year period included the sale of certain close-out merchandise to international customers at lower margins. The increase in cost of goods sold to related parties for the current period was due to the purchase of a higher percentage of value sets for holiday seasons than in the prior year. These value sets have a higher cost of goods when compared to basic stock items.

Operating expenses, excluding the impairment loss on intangibles in the prior year, increased by 4% compared to the same period in the prior year from $23,604,145 to $24,465,562, decreasing as a percentage of net sales from 44% to 42%. Advertising and promotional expenses decreased slightly to $11,942,627 compared to $11,961,261 in the prior year period, decreasing as a percentage of net sales from 22% to 21%. Excluding the reclassification of GWP activity in both periods, advertising and promotional expenses would have increased by 1%.

Selling and distribution costs increased 2% to $5,127,565 in the current period as compared to $5,029,688 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses increased by 11% compared to the prior year period from $3,450,398 to $3,844,095, increasing as a percentage of net sales from 6% to 7%. The increase is mainly attributable to an increase in health and other insurance costs, and the reduction in licensing fees of $487,500 which offset expenses in the prior year. Depreciation and amortization decreased by $547,078 during the current period from $1,583,958 to $1,036,880, as approximately $423,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period (See Note C to the condensed consolidated financial statements for further discussion). Royalties increased by 59% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license.

As a result of the above, operating income increased to $4,059,446 or 7% of net sales for the current period, compared to an operating loss of $5,354,367 for the same period in the prior year. The current year period includes other income of $3,542,083 relating to the settlement of our lawsuit with a supplier. Net interest expense decreased to $612,441 in the current period as compared to $799,821 for the same period in the prior year. The decrease was mainly attributable to the substantial reduction in interest rates compared to the prior year, reflecting the terms of our new line of credit coupled with a reduced prime rate. The Company recorded a $2,858,447 non-cash charge during the prior period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

Income before taxes for the current period was $6,989,088 or 12% of net sales, compared to a loss of $9,000,091 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 related to the non-cash charge in the prior year, we recorded net income of $4,333,235 for the current period, compared to a net loss of $6,458,906 in the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $42,690,283 as of December 31, 2002, compared to $37,662,059 at March 31, 2002, as a result of the current period's net income and the increase in the market value of our investment in affiliate.

As of December 31, 2001, we had repurchased under all phases of our common stock buy-back program a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase. On July 25, 2001, the Board of Directors at that date authorized a new 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003 by our current Board of Directors. The accompanying condensed consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). (On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005.) Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with General Electric Capital Corporation (GECC). Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

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

Management believes that, based on current circumstances, funds from operations and our existing financing will be sufficient to meet our operating needs for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------- -----------------------------------------------------------

During the quarter ended December 31, 2002, there have been no material changes in the information about the Company's market risks as of March 31, 2002, as set forth in Item 7A of the Form 10-K for the year ended March 31, 2002.

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

On May 8, 2001, and as amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001.

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

Ratification of Deloitte & Touche LLP, as Independent Auditors
--------------------------------------------------------------

Over 87% of the votes were cast in favor of the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(a)      Exhibit No.       Description

           10.63 Agreement, dated January 16, 2003, between the Company and Animale Group, S.A.

           99.3          Certification of Chief Executive Officer
                         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           99.4          Certification of Chief Financial Officer
                         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b)      There were no filings on Form 8-K during the period.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (unaudited)


                                                                     December 31         March 31,
ASSETS                                                                   2002              2002
-------------------------------------                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $    137,285      $    164,793
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,325,000 and  $1,430,000, respectively                             6,289,218         5,527,522
  Trade receivable from related parties                                11,944,954        12,788,320
  Note receivable from related party                                      150,000                --
  Income tax receivable                                                        --         1,745,401
  Inventories, net                                                     32,508,846        31,102,875
  Prepaid expenses and other current assets, net                        8,277,958         8,045,933
  Investment in affiliate                                               1,425,441           907,442
                                                                     ------------      ------------

    TOTAL CURRENT ASSETS                                               60,733,702        60,282,286
Equipment and leasehold improvements, net                               1,907,773         2,361,659
Trademarks, licenses and goodwill, net                                  9,211,585         9,534,937
Other                                                                      71,745            69,609
                                                                     ------------      ------------

    TOTAL ASSETS                                                     $ 71,924,805      $ 72,248,491
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                        $  7,513,270      $ 11,493,461
  Accounts payable                                                      8,369,993        10,118,080
  Income taxes payable                                                    873,808                --
  Accrued expenses                                                      1,286,348         1,008,686
                                                                     ------------      ------------

    TOTAL CURRENT LIABILITIES                                          18,043,419        22,620,227
Borrowings, less current portion                                          307,349           962,275
Deferred tax liability                                                    742,214           742,214
                                                                     ------------      ------------

    TOTAL LIABILITIES                                                  19,092,982        24,324,716
                                                                     ------------      ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at December 31, 2002 and
   March 31, 2002                                                              --                --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,039,990 and 17,993,277 shares issued at December 31, 2002
   and March 31, 2002, respectively                                       180,400           179,933
  Additional paid-in capital                                           74,074,984        74,011,221
  Retained earnings (accumulated deficit)                               2,130,155        (2,203,080)
  Accumulated other comprehensive loss                                   (591,197)       (1,110,139)
  Notes receivable from officer                                          (845,524)         (837,165)
                                                                     ------------      ------------
                                                                       74,948,818        70,040,770
  Less - 8,017,131 shares of common stock in treasury,
   at cost, at December 31, 2002 and March 31, 2002                   (22,116,995)      (22,116,995)
                                                                     ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                         52,831,823        47,923,775
                                                                     ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 71,924,805      $ 72,248,491
                                                                     ============      ============



            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                            Three Months Ended December 31,    Nine Months Ended December 31,
                                                             -----------------------------     -----------------------------

                                                                 2002             2001             2002            2001
                                                             ------------     ------------     ------------     ------------
Net sales:
   Unrelated customers                                       $ 14,734,673     $  8,810,503     $ 40,418,550     $ 34,221,848
   Related parties                                              5,045,953        7,469,976       17,195,440       19,113,390
                                                             ------------     ------------     ------------     ------------

                                                               19,780,626       16,280,479       57,613,990       53,335,238

Cost of goods sold, including $1,219,060 and $2,892,509
 of promotional items for the three and nine months ended
 December 31, 2002, respectively ($947,786 and
 $2,686,844, respectively, in 2001)                             9,676,379        9,497,657       29,088,982       27,812,337
                                                             ------------     ------------     ------------     ------------

Gross margin                                                   10,104,247        6,782,822       28,525,008       25,522,901
                                                             ------------     ------------     ------------     ------------
Operating expenses:
  Advertising and promotional                                   5,641,440        5,159,281       11,942,627       11,961,261
  Selling and distribution                                      1,705,630        1,679,982        5,127,565        5,029,688
  General and administrative, net of licensing fees of
    $162,500 and $487,500 for the three and nine months
    ended December 31, 2001, respectively                       1,226,365        1,340,677        3,844,095        3,450,398
  Depreciation and amortization                                   343,561          525,492        1,036,880        1,583,958
  Royalties                                                       837,364          473,601        2,514,395        1,578,840
  Impairment loss on intangibles                                       --        7,273,123               --        7,273,123
                                                             ------------     ------------     ------------     ------------

  Total operating expenses                                      9,754,360       16,452,156       24,465,562       30,877,268
                                                             ------------     ------------     ------------     ------------

Operating income (loss)                                           349,887       (9,669,334)       4,059,446       (5,354,367)

Interest income                                                    55,363           59,529           87,621          149,120
Interest expense and bank charges                                (232,961)        (318,315)        (700,062)        (948,941)
Exchange gain                                                          --               67               --           12,544
Other-than-temporary decline in value
 of investment in affiliate                                            --               --               --       (2,858,447)
Litigation settlement, net of expenses                                 --               --        3,542,083               --
                                                             ------------     ------------     ------------     ------------

Income (loss) before income taxes                                 172,289       (9,928,053)       6,989,088       (9,000,091)

Income tax (provision) benefit                                    (65,469)       3,772,660       (2,655,853)       2,541,185
                                                             ------------     ------------     ------------     ------------

Net income (loss)                                            $    106,820     ($ 6,155,393)    $  4,333,235     ($ 6,458,906)
                                                             ============     ============     ============     ============

Income (loss) per common share:
     Basic                                                   $       0.01     ($      0.62)    $       0.43     ($      0.65)
                                                             ============     ============     ============     ============
     Diluted                                                 $       0.01     ($      0.62)    $       0.43     ($      0.65)
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------

                       NINE MONTHS ENDED DECEMBER 31, 2002
                       -----------------------------------
                                   (Unaudited)

                                                          COMMON STOCK                             (ACCUMULATED
                                                   ----------------------------     ADDITIONAL       DEFICIT)
                                                      NUMBER           PAR           PAID-IN         RETAINED
                                                      ISSUED          VALUE          CAPITAL         EARNINGS
                                                   ------------    ------------    ------------    ------------
 BALANCE at March 31, 2002                           17,993,277    $    179,933    $ 74,011,221    $ (2,203,080)

  Comprehensive income:
   Net income                                                --              --              --       4,333,235
   Unrealized holding gain on
    investment in affiliate                                  --              --              --              --
   Foreign currency translation adjustment

    Total comprehensive income
   Issuance of common stock upon exercise of
    employee stock options                               46,713             467          63,763              --
  Net increase in notes receivable from officer              --              --              --              --
                                                   ------------    ------------    ------------    ------------

BALANCE at December 31, 2002                         18,039,990    $    180,400    $ 74,074,984    $  2,130,155
                                                   ============    ============    ============    ============
[RESTUBBED]

                                                     ACCUMULATED           NOTES
                                                        OTHER            RECEIVABLE
                                                    COMPREHENSIVE          FROM            TREASURY
                                                    (LOSS) INCOME (1)     OFFICER           STOCK            TOTAL
                                                     ----------------   ------------     ------------     ------------
 BALANCE at March 31, 2002                             $ (1,110,139)    $   (837,165)    $(22,116,995)    $ 47,923,775

  Comprehensive income:
   Net income                                                    --               --               --        4,333,235
   Unrealized holding gain on
    investment in affiliate                                 517,999               --               --          517,999
   Foreign currency translation adjustment                      943                                                943
                                                                                                          ------------
    Total comprehensive income                                                                               4,852,177
   Issuance of common stock upon exercise of
    employee stock options                                       --               --               --           64,230
  Net increase in notes receivable from officer                  --           (8,359)              --           (8,359)
                                                       ------------     ------------     ------------     ------------

BALANCE at December 31, 2002                           $   (591,197)    $   (845,524)    $(22,116,995)    $ 52,831,823
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine months ended December 31,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
Cash flows from operating activities:
Net income (loss)                                                             $  4,333,235     ($ 6,458,906)
                                                                              ------------     ------------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
Depreciation and amortization                                                    1,036,880        1,583,958
Other-than-temporary decline in market value of investment in affiliate                 --        2,858,447
Impairment loss on intangibles                                                   7,273,123
Deferred income tax benefit                                                             --         (207,360)
Provision for doubtful accounts                                                    180,000        1,157,819
Reserve for prepaid promotional supplies and inventory obsolescence                740,000        1,130,000
Changes in assets and liabilities:
   (Increase) decrease in trade receivables - customers                           (841,696)       4,242,221
   Decrease in note and trade receivables - related parties                        693,366          290,073
   Decrease (increase) in income tax receivable                                  1,745,401       (2,782,192)
   Increase in inventories                                                      (1,945,971)     (11,428,266)
   Increase in prepaid expenses and other
    current assets                                                                (432,025)        (391,329)
   (Increase) decrease in other non-current assets                                  (2,136)           7,676
   Decrease in accounts payable                                                 (1,748,087)        (512,516)
   Increase (decrease) in accrued expenses and income taxes payable              1,151,470         (419,579)
                                                                              ------------     ------------

            Total adjustments                                                      577,202        2,802,075
                                                                              ------------     ------------

                       Net cash provided by (used in) operating activities       4,910,437       (3,656,831)
                                                                              ------------     ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                 (559,642)        (689,996)
Purchase of trademarks                                                                  --           (6,975)
Cash received from Bal a Versailles brand sale                                     200,000               --
                                                                              ------------     ------------

                       Net cash used in investing activities                      (359,642)        (696,971)
                                                                              ------------     ------------

Cash flows from financing activities:
(Payments) proceeds - note payable to GMAC Commercial Credit                    (3,955,394)      11,821,267
Payments - note payable to GE Capital                                                   --       (6,782,973)
Payments - note payable to Fred Hayman Beverly Hills                              (549,230)        (510,931)
Payments - note payable to United Credit Corp.                                          --         (111,231)
(Payments) proceeds - notes payable to Bankers Capital Leasing                    (130,493)          31,627
Payments - other notes payable                                                          --          (18,869)
Net increase notes receivable from officer                                          (8,359)         (30,640)
Proceeds from issuance of common stock                                              64,230            9,229
                                                                              ------------     ------------

                       Net cash (used in) provided by financing activities      (4,579,246)       4,407,479
                                                                              ------------     ------------


Effect of exchange rate changes on cash                                                943          (12,773)
                                                                              ------------     ------------

Net (decrease) increase in cash and cash equivalents                               (27,508)          40,904
Cash and cash equivalents, beginning of period                                     164,793           30,214
                                                                              ------------     ------------

Cash and cash equivalents, end of period                                      $    137,285     $     71,118
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

Effective April 1, 2002, the Company adopted EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Customer's Products), which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classifed gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the three and nine-month periods ended December 31, 2002, gross margin has been decreased by $1,219,060 and $2,892,509, respectively, offset by an equal decrease in advertising and promotional expenses. Accordingly, $947,786 and $2,686,844 of such costs incurred during the three and nine months ended December 31, 2001, respectively, have been reclassified from advertising and promotional to cost of goods sold for comparative purposes.


B.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                       December 31, 2002     March 31, 2002

Finished products                        $19,387,718          $17,532,428
Components and packaging material         10,143,657            9,616,274
Raw material                               2,977,471            3,954,173
                                         -----------          -----------

                                         $32,508,846          $31,102,875
                                         ===========          ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,659,000 and $2,409,000 at December 31, 2002 and March 31, 2002, respectively.
The above amounts are net of reserves for estimated inventory obsolescence of approximately $1,675,000 and $2,140,000 at December 31, 2002 and March 31, 2002,
respectively.

C.  TRADEMARKS, LICENSES AND GOODWILL

Trademarks, licenses and goodwill are attributable to the following brands:

                                        December 31, 2002    March 31, 2002
Owned Brands:
  Fred Hayman Beverly Hills               $2,820,361          $2,820,361
  Animale                                  1,582,367           1,582,367
  Bal A Versailles                               ---             300,000
  Other                                      216,546             216,546
Licensed Brands:
  Perry Ellis                              7,963,560           7,963,560
                                          ----------          ----------
                                          12,582,834          12,882,834

Less: accumulated amortization            (3,371,249)         (3,347,897)
                                          ----------          ----------
                                          $9,211,585          $9,534,937
                                          ==========          ==========

On June 9, 1998, the Company entered into an exclusive agreement to license the Bal A Versailles (BAV) rights to Genesis International Marketing Corporation ("Genesis") for an annual licensing fee of $100,000 during the initial year of the agreement, increasing to $150,000 for subsequent years for the remainder of the initial term, and to $200,000 each year thereafter. The initial term of the agreement was for ten years, renewable every five years.

On November 4, 2002, after a lengthy period of negotiations, the Company entered into an agreement to sell the Bal a Versailles trademarks to Genesis for $300,000, payable in three equal monthly installments through February 2003. As a result of the ongoing negotiations, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 was recorded in the Company's statement of operations for the year ended March 31, 2002.

D.       BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                                                                          December 31, 2002   March 31, 2002

Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 3.75% or prime (4.25% at December 31, 2002) plus 1% at the Company's option, net of restricted cash of $4,106,945 and $1,248,477 at December 31, 2002
and March 31, 2002,respectively                                                               $6,604,520        $10,559,914

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of
$69,863, including interest, through June 2004                                                 1,155,138          1,704,368

Capital lease payable to Bankers Leasing, collateralized by certain warehouse equipment, payable in quarterly installments of $33,992, including interest,
through July 2003.                                                                                60,961            155,889

Capital lease payable to Bankers Leasing, collateralized by certain shipping equipment, payable in quarterly installments of $18,249, including interest,
through October 2002.                                                                                ---              35,565
                                                                                               ----------        -----------
                                                                                                7,820,619         12,455,736

Less: long-term borrowings                                                                       (307,349)          (962,275)
                                                                                               ----------        -----------
Borrowings, current portion                                                                    $7,513,270        $11,493,461
                                                                                               ==========        ===========

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

At December 31, 2002, based on the borrowing base at that date, the credit line amounted to $18,436,000 and, accordingly, the Company had approximately $7,795,000 available under the credit line excluding the effect of restricted cash of $4,107,000.

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

On February 6, 2003, GMACCC approved a continuation of the Company's common stock buyback program not to exceed $7,500,000. In addition, the Loan Agreement was extended for an additional year through July 20, 2005.

Management believes that, based on current circumstances, funds from operations and its existing financing will be sufficient to meet the Company's operating needs for the foreseeable future.

E.       RELATED PARTIES TRANSACTIONS

As of December 31, 2002, the Company had loaned a total of $845,524 ($837,165 at March 31, 2002) to its Chairman/CEO, which is recorded as a component of stockholders' equity in the accompanying condensed consolidated balance sheets. The note is unsecured, bears interest at 8% per annum, and is due in one balloon payment on March 31, 2003. Interest payments are current through March 31, 2002.

The Company had net sales of $10,787,906 and $15,287,618 during the nine-month periods ended December 31, 2002 and December 31, 2001 ($2,746,127 and $5,642,018
during the three-months ended December 31, 2002 and December 31, 2001), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $11,300,693 and $150,000, respectively, at December 31, 2002 ($12,491,993 and $0, respectively at March 31, 2002). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

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

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of December 31, 2002, the fair market value of the investment in ECMV was $1,425,441 ($3.77 per share after the reverse split). The Company believes, based on the evaluation of ECMV's operations, that this current change in market price is considered temporary. As of February 13, 2002, the fair market value of the investment in ECMV was $1,459,470 ($3.86 per share after the reverse split).

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

As of September 30, 2002, the Company and Perfumania had entered into another $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note was repayable in installments of $50,000 on October 31, 2002, $300,000 on November 30, 2002, $2,500,000 on December 31, 2002, and $50,000 on each of
January 31, 2003, February 28, 2003, and March 31, 2003. Accrued interest is paid with each principal installment. Payments through January 31, 2003, have been received in accordance with the terms.

The Company had net sales of $6,407,534 and $3,825,772 during the nine months ended December 31, 2002 and 2001 ($2,299,826 and $1,827,958 during the three months ended December 31, 2002 and 2001), respectively, to fragrance distributors owned/operated by individuals related to the Company's

Chairman/CEO, including $4,818,258 and $2,381,746, respectively, to a former director of the Company. These sales are included as related party sales in the accompanying condensed consolidated statements of operations. As of December 31, 2002 and March 31, 2002, trade receivables from related parties includes $644,261 and $296,327, respectively, from these customers, including $325,338 and 286,488, from the former director.

F.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share calculations:

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                              2002           2001
                                                                              ----           ----

Net income (loss)                                                          $   106,820   $(6,155,393)
                                                                           ===========   ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                    9,993,911     9,976,146
                                                                           ===========   ===========
Basic net income (loss) per common share                                   $      0.01   $     (0.62)
                                                                           ===========   ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                    9,993,911

Effect of dilutive securities(1):
Stock options and warrants                                                     267,915
                                                                           -----------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                   10,261,826
                                                                           ===========
Diluted net income per common share                                        $      0.01
                                                                           ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                1,100,886
                                                                           ===========

Exercise Price                                                             $2.44-$8.00
                                                                           ===========

                                                                        Nine Months Ended December 31,
                                                                        ------------------------------
                                                                              2002           2001
                                                                              ----           ----

Net income (loss)                                                          $ 4,333,235   $(6,458,906)
                                                                           ===========   ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                    9,982,478     9,973,046
                                                                           ===========   ===========
Basic net (loss) income per common share                                   $      0.43   $(     0.65)
                                                                           ===========   ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                    9,982,478

Effect of dilutive securities(1):
Stock options and warrants                                                     185,624
                                                                           -----------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                   10,168,102
                                                                           ===========
Diluted net income per common share                                        $      0.43
                                                                           ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                1,252,025
                                                                           ===========

Exercise Price                                                             $2.25-$8.00
                                                                           ===========

Excluding the effect of the proceeds from the settlement of the litigation with a supplier of $4,000,564, discussed in Note J, both basic and diluted earnings per share would have been $0.18 for the nine-month period ended December 31, 2002, respectively.

(1) The calculation of diluted loss per share was the same as the basic loss per share for the three and nine-month periods ended December 31, 2001, since the inclusion of potential common stock in the computation would be antidilutive.

G.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                             Nine-months ended December 31,
                                             ------------------------------
                                                2002              2001
                                                ----              ----
          Cash paid for:
              Interest                        $701,151        $1,037,774
              Income taxes                    $ 36,644        $  615,457

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2002:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

     - The Company incurred an unrealized holding gain of $517,999 on the investment in affiliate

Nine months ended December 31, 2001:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note E.

     - The Company acquired equipment in the amount of $249,989 through capital lease arrangements.

     - The Company incurred an other-than-temporary decline in value of $2,858,847 on the investment in affiliate, with a corresponding deferred tax benefit of $207,360.

     - The Company incurred an unrealized holding loss of $619,633 on the investment in affiliate.

H.       INCOME TAXES

The provision for income taxes for the periods ended December 31, 2002 and 2001 reflects an effective tax rate of approximately 38%, reduced in 2001 by a $207,360 deferred tax benefit relating to the other-than-temporary decline in value of investment in affiliate.

I.       LICENSE AND DISTRIBUTION AGREEMENTS

As of December 31, 2002 and March 31, 2002, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

J.       LITIGATION SETTLEMENT

On May 8, 2001, and as amended on June 8, 2001, the Company filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of its fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001.

On September 25, 2002, the parties entered into a settlement agreement whereby the Company would receive cash consideration of $3,958,000 from the supplier's insurance carrier, plus an additional $42,564 from the supplier. These funds were received on October 7, 2002, and the suit has been dismissed.

The Company has recorded the settlement in the accompanying condensed consolidated statements of operations for the period ended December 31, 2002, net of certain expenses as follows:

                                                          Nine Months Ended
                                                          December 31, 2002

Proceeds from settlement                                     $4,000,564
Less expenses directly related to the claim
  and incurred during the period April 1, 2002
  through December 31, 2002:
   Legal fees                                                   326,327
   Refurbishing costs                                           132,154
                                                             ----------
Net litigation settlement recorded                           $3,542,083
                                                             ==========

Refurbishing expenses and legal fees incurred prior to April 1, 2002, have been expensed directly to cost of goods sold and general and administrative expenses, respectively.

The above expenses do not include other general and administrative costs such as employee travel in connection with the lawsuit discovery process.

K.       NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the fourth quarter ending March 31, 2003. The Company does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ending March 31, 2003 and the Company will adopt the interim disclosure provisions for financial reports for the quarter ending June 30, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, but does not expect a significant impact.

L.       SUBSEQUENT EVENTS

On October 21, 2002, the Company announced that it had received a preliminary expression of interest from Quality King Distributors, Inc. ("Quality King"), a privately held corporation based in Ronkonkoma, New York, regarding the possible acquisition of the Company. In order to explore the feasibility of a transaction, the Company entered into a confidentiality agreement which permitted Quality King to conduct a due diligence review of the Company's operations.

On January 8, 2003, the Company announced that it had terminated the discussions as the parties had not reached an agreement on the terms of a possible acquisition.

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At Closing, the purchaser provided as consideration $2,000,000 in cash and a $2,000,000 note payable in twelve equal monthly installments, including interest at prime plus 1%, through February 28, 2004. In accordance with the note's security agreement, the Company will continue to store and control certain component and raw material inventory until the balance of the note is less than $500,000.

As part of the agreement the Company did not include the inventory of Chaleur d'Animale, the Animale brand's newest product introduction, and maintains the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005.


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


Each of the undersigned hereby certifies in his capacity as an officer of Parlux Fragrances, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



/s/ Ilia Lekach
-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer



/s/ Frank A. Buttacavoli
-------------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director



Date:    February 14, 2003