Form 10-K
period 2003-03-31
PARLUX FRAGRANCES INC
filed 2003-06-30
CIK 802356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          ------------------------------------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For Fiscal Year Ended March 31, 2003
     ------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ____________to _______________

                         Commission File Number 0-15491

                             Parlux Fragrances, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-2562955
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3725 SW 30th Avenue, Ft. Lauderdale, FL                       33312
---------------------------------------                       -----
(Address of principal executive offices                     (zip code)

(Registrant's telephone number, including area code)       (954) 316-9008
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                             Name of Exchange on which registered
------------------                         ------------------------------------
    None                                                 None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $ .01 per share)
                    ----------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

          Class                                    Outstanding at JUNE 27, 2003
 -----------------------------                     ----------------------------
 Common Stock, $ .01 par value                               8,554,259

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $14,265,000 based on a closing price of $3.04 for the Common Stock as of JUNE 27, 2002 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and 5% beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS


   ITEM                                                                              PAGE
   ----                                                                              ----
                                     PART I

    1.          Business                                                                3
    2.          Properties                                                              9
    3.          Legal Proceedings                                                      10
    4.          Submission of Matters to a Vote of Security Holders                    10

                                     PART II

    5.          Market for Registrant's Common Stock and Related Security
                      Holder Matters                                                   11
    6.          Selected Financial Data                                                12
    7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        13
    7. A        Quantitative and Qualitative Disclosures About Market Risks            22
    8.          Financial Statements and Supplementary Data                            22
    9.          Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures                                        22

                                    PART III

    10.         Directors and Executive Officers of the Registrant                     22
    11.         Executive Compensation                                                 23
    12.         Security Ownership of Certain Beneficial Owners and Management         23
    13.         Certain Relationships and Related Transactions                         23
    14.         Controls and Procedures                                                23

                                     PART IV

    15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K        24

                           FORWARD-LOOKING STATEMENTS

         Certain statements within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors discussed in this Annual Report and in our filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.

ITEM 1.  BUSINESS

         Parlux Fragrances, Inc. (the "Company"), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment. Our products are positioned primarily in the prestige segment. Additionally, we distribute certain brands through Perfumania Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which our Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Perfumania is a leading specialty retailer of fragrances in the United States and Puerto Rico. During the fiscal year ended March 31, 2003, we engaged in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, FRED HAYMAN BEVERLY HILLS ("FHBH"), OCEAN PACIFIC, and JOCKEY fragrances and grooming items on an exclusive basis as a licensee. See "LICENSING AGREEMENTS" on page 7 for further discussion. Additionally, we manufactured, distributed and sold our own brand, ANIMALE fragrance, on a worldwide basis. See page 7 and 8, respectively, for further discussions of recent transactions relating to the FHBH and Animale brands.

Recent Developments
-------------------

         On May 20, 2003, we received a Tender Offer Proposal (the "Proposal"), dated May 19, 2003, from Quality King Distributors, Inc. ("Quality King") and Ilia Lekach, our Chairman and Chief Executive Officer, to form a new entity to acquire all of our outstanding shares of common stock at a price of $4.00 per share in cash, which was a premium of approximately 60% over the closing price of the common stock of $2.50 on that day. The Proposal was conditional upon the approval of Quality King's lenders and the approval of our Board of Directors under Section 203 of the Delaware General Corporation Law.

         On May 22, 2003, at a special Board of Directors meeting, our Board appointed a Special Committee of Independent Directors to evaluate and negotiate the Proposal, and to ultimately vote to approve or disapprove the proposed Tender Offer. The Independent Committee consists of Messrs. Glenn Gopman and David Stone, and Ms. Esther Egozi Choukroun. The Independent Committee had engaged legal counsel and was interviewing investment bankers to assist in this matter.

         On June 13, 2003, the Board of Directors received a letter from Quality King withdrawing its Proposal due to the inability to obtain approval of the proposed transaction from its lenders.

         In addition, see Legal Proceedings on page 10 for further discussion.

THE PRODUCTS

         Our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as soaps, shower gels, deodorants, body lotions, creams and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

         We design and create fragrances using our own staff and independent contractors. We also supervise the design of our packaging by independent contractors. During fiscal 2003, we completed the design process for PERRY, a new brand under the PERRY ELLIS line, for both men and women, which launched in Fall 2002, and OP Blend for men and women, which launched in Spring 2003.

         During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales in a given year:

                          Fiscal 2003          Fiscal 2002         Fiscal 2001
                          -----------          -----------         -----------
PERRY ELLIS                    75%                  67%                 69%
OCEAN PACIFIC                  10%                  12%                  3%
ANIMALE                         7%                  13%                 16%
FRED HAYMAN                     6%                   8%                 11%

MARKETING AND SALES

         In the United States, we have our own sales and marketing staff, and also utilize independent sales representatives for certain channels of distribution. We sell directly to retailers, primarily national and regional department stores and specialty stores, which we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,000 retail outlets in the United States. Additionally, we sell some of our products to Perfumania, which is a leading specialty retailer of fragrances with approximately 240 retail outlets principally located in manufacturers' outlet malls and regional malls (see "CUSTOMERS" section for further discussion).

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

CUSTOMERS

         We concentrate our sales efforts in the United States in specialty stores and a number of regional department store retailers including, among others, Burdines, Carson's, Elder Beerman, Famous Barr, Foley's, Hecht's, J.C. Penney, J.L. Hudson, Lord & Taylor, Macy's, Parisian, Proffitts, Rich's/Lazarus, and Robinson May. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         During the fiscal years ended March 31, 2003 and 2002, we had net sales of $12,823,696 and $18,063,310, respectively, to Perfumania. Net trade accounts receivable owed by Perfumania to us amounted to $11,426,977 and $12,491,993 at March 31, 2003 and 2002, respectively. Trade accounts receivable from related parties are non-interest bearing and are due in less than one year.

         On July 1, 1999, our Board of Directors approved accepting 1,512,406 shares of Perfumania treasury stock in consideration for a partial reduction of the outstanding trade receivable balance from Perfumania in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse stock split described below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares were registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and the Company's shares of Perfumania common stock were converted into shares of common stock in ECMV. As described in Note 1F of the notes to consolidated financial statements, a continuing decline in fair value below cost could be deemed to be "other than temporary" and require a charge to earnings rather than being presented as a component of accumulated other comprehensive loss and charged directly to stockholders' equity. During the first quarter of the fiscal year ended March 31, 2002, we recorded a non-cash charge to earnings of $2,858,447, which reflected an other-than-temporary decline in value of the investment based on a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse stock split described below) as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse stock split described below). As a result of this non-cash reduction of the cost basis of the Company's investment, we reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2001.

         On March 21, 2002, ECMV effected a one-for-four reverse stock split, and we now own 378,101 shares. As of March 31, 2003, the fair market value of the investment in ECMV had declined to $1,361,164 ($3.60 per share after the reverse split). Based on the increase in ECMV's stock price subsequent to March 31, 2003, the decline in market price was temporary.

         As of June 18, 2003, the fair market value of the investment in ECMV is $2,506,810 ($6.63 per share after the reverse split).

FOREIGN AND EXPORT SALES

         During the three years ended March 31, 2003, gross sales to international customers were approximately $38,364,000, $31,329,000, and $30,726,000, respectively.

LICENSING AGREEMENTS

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license is renewable every two years if the average annual sales in the two-year license period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met; and based on our current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a fee of 2% of net sales, with a guaranteed minimum annual fee of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, we sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $169,356, plus interest at prime plus 1%, commencing January 2004.

The Sublicense Agreement excluded the rights to "273 Indigo" for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, will transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee is also required to purchase the inventory and promotional materials relating to the new additions for a price equal to our book value, up to $500,000.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The initial term of the agreement extends through December 31, 2003, with seven (7) three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

JOCKEY INTERNATIONAL: On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. ("Jockey"), to manufacture and distribute men's and women's fragrances and other related products under the Jockey(R) label. The initial term of the agreement extends through December 31, 2004, with three (3) three-year renewal options. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. We launched Jockey fragrances for women and men during the first calendar quarter of 2002. At the present date, we do not anticipate exercising the renewal option.

         We believe we are presently in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         We owned the worldwide trademarks and distribution rights to ANIMALE and LIMOUSINE fragrances and have the rights to license certain of these trademarks for all classes of merchandise. There are no licensing agreements requiring the payment of royalties by us for these trademarks.

          On January 16, 2003, we entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At Closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. In accordance with the note's security agreement, we maintain control of certain component and raw material inventory held at third party processor locations until the balance of the note is less than $500,000. As of March 31, 2003, notes receivable in the accompanying 2003 consolidated balance sheet includes $1,666,667 relating to this transaction.

         As part of the agreement we did not include the inventory of Chaleur d'Animale, the Animale brand's newest product introduction, and maintain the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005.

         Prior to Fiscal 2003, royalties were payable to us by the licensees of the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. See Note 6 to the accompanying Consolidated Financial Statements for further discussion of these two brands.

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

COMPETITION

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. However, there are products which are better known than the products distributed by us. There are also companies which are substantially larger and more diversified and which have substantially greater financial and marketing resources than us, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

EMPLOYEES

         As of March 31, 2003, we had 111 full-time and part-time employees. Of these, 40 were engaged in worldwide sales activities, 49 in operations, administrative and finance functions and 22 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives.

         We have a 401-K Plan covering substantially all of our employees. We match 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

ITEM 2.  PROPERTIES

         In November 1995, we moved our corporate headquarters and domestic operations to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The annual lease cost of the facility is approximately $709,000, with the lease covering a ten-year period through 2005.

         In July 2002, we leased an additional 13,000 square feet of warehouse space at a monthly cost of approximately $7,800. This lease expires on June 30, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         On June 4, 2003, we were served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint names Parlux Fragrances, Inc. as a defendant along with all of our Board of Directors, except Mr. David Stone. The Complaint seeks to enjoin the defendants from consummating the Tender Offer Proposal discussed on Page 3, and seeks to have the acquisition rescinded if it is consummated. In addition, the Complaint seeks unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys. The defendants are currently scheduled to file a written response to the Complaint on July 23, 2003.

         The Company and the named defendants have engaged Delaware counsel and we intend to vigorously defend the action. We believe that the Complaint is without merit. In addition, the Tender Offer Proposal, which precipitated the Complaint, has been withdrawn. However, there can be no assurance of the ultimate outcome.

         To the best of our knowledge, there are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operation.

         On May 8, 2001, and as amended on June 8, 2001, we filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of our fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods sold for the years ended March 31, 2002 and 2001.

         On September 25, 2002, the parties entered into a settlement agreement whereby we would receive cash consideration of $3,958,000 from the supplier's insurance carrier plus an additional $42,564 from the supplier. These funds were received on October 7, 2002 and the suit has been dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any actions for shareholders' approval during the quarter ended March 31, 2003 or through June 27, 2003.

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

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2003 through June 27, 2003. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

               Fiscal Quarter                             Common Stock
               --------------                             ------------
                                                         High        Low
                                                         ----        ---
         First (April/June) 2001                        $2.730     $1.469
         Second (July/Sept.) 2001                        3.530      1.890
         Third (Oct./Dec.) 2001                          2.590      1.560
         Fourth (Jan./Mar.) 2002                         2.190      1.620
         First (April/June) 2002                         2.850      1.660
         Second (July/Sept.) 2002                        2.700      1.430
         Third (Oct./Dec.) 2002                          2.900      1.640
         Fourth (Jan./Mar.) 2003                         3.100      1.900
         First  (April/June) 2003                        3.890      2.200

         We have not paid a cash dividend on our common stock nor do we contemplate paying any dividends in the near future. Our loan agreement restricts payment of dividends without prior approval.

         The following chart outlines the Company's equity compensation plan information as of March 31, 2003.

                                                                                  Number of securities
                                                                                  remaining available for
                                                                                  future issuance under
                           Number of securities to    Weighted-average exercise   equity compensation plans
                           be issued upon exercise    exercise price of           (excluding securities
                           of outstanding options,    outstanding options,        reflected in
Plan Category              warrants and rights        warrants and rights         column (a))
-------------              ---------------------      -------------------         -------------------------
Equity compensation
plans approved by
security holders(1)            110,725                     $2.40                      252,563

Equity compensation
plans not approved by
security holders(2)           3,046,000                    $2.15                          n/a
                              ---------                                               -------
Total                         3,156,725                    $2.16                      252,563
                              =========                                               =======

(1) See note 10 to the Company's consolidated financial statements included with this filing for a discussion of the Company's stock option plans.
(2) See note 8(D) to the Company's consolidated financial statements included with this filing for a discussion of the Company's options and warrants granted in connection with employment and consulting arrangements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data has been derived from audited consolidated financial statements. Consolidated balance sheets at March 31, 2003 and 2002, and the related consolidated statements of operations and of cash flows for the three years ended March 31, 2003 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,                       (in thousands of dollars, except per share data)
----------------------------
                                              2003         2002        2001          2000        1999
                                              ----         ----        ----          ----        ----
Net sales                                  $72,254      $70,001      $68,875       $66,385      $56,151
Costs/operating expenses                    66,409       73,868       61,495        59,786       51,920
Operating income (loss)                      5,845       (3,867)       7,380         6,599        4,231
Net income (loss)                            5,474       (5,655)       3,926         3,873        1,418
Income (loss) per share:
   Basic                                   $  0.56      $ (0.57)     $  0.39       $  0.32      $  0.10
   Diluted (1)                             $  0.54      $ (0.57)     $  0.38       $  0.31      $  0.10

(1) The calculation of diluted loss per share was the same as the basic loss per share for fiscal 2002 since inclusion of potential common stock in the computation would be antidilutive.

     At March 31,                                           (in thousands of dollars)

                                             2003         2002         2001          2000         1999
                                             ----         ----         ----          ----         ----
Current assets                             $52,655      $60,282      $50,810       $57,992      $56,349
Current liabilities                         13,741       22,620       20,274        23,238       18,159
Working capital                             38,914       37,662       30,536        34,754       38,190
Trademarks, licenses and
  goodwill, net                              8,231        9,535       20,464        21,469       23,926
Long-term borrowings                           102          962        1,686         2,571        3,561
Total assets                                64,452       72,248       74,012        81,862       82,081
Total liabilities                           13,902       24,324       23,138        28,217       22,227
Stockholders' equity                        49,550       47,924       50,874        53,645       59,854

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         SEC Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies described below represent our critical accounting policies as contemplated by FRR 60. See Note 1 to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

         Accounting for Intangible Assets. In fiscal 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142), new rules for measuring the impairment of brand licenses, trademarks and intangibles and discontinued amortization for intangible assets with indefinite useful lives.

         The value of our intangible assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets for impairment using the guidance of applicable accounting literature.

         Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant certain of our U.S. department store customers the right to return product which does not "sell-through" to consumers. Upon sale, we record a provision for estimated product returns based on our historical "sell-through" experience, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns. There is considerable judgment used in evaluating the factors influencing the allowance for returns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

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

         Since April 2002, we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies, except for the adoption of Emerging Issues Task Force ("EITF") 01-09 described on Page 19. All discussions below include the effect of adopting EITF 01-09 and the resulting reclassifications.

Comparison of the year ended March 31, 2003 with the year ended March 31, 2002.
-------------------------------------------------------------------------------

         During the fiscal year ended March 31, 2003, net sales increased 3% to $72,253,699 as compared to $70,001,063 for the same period for the prior year. The increase is mainly attributable to the launch of "Perry" by Perry Ellis for men and women, which resulted in an increase in total Perry Ellis brand gross sales from $49,434,433 to $57,354,411, and launches of "Jockey" for men and women in the Spring of 2002, which added gross sales of $1,325,960 in the current period. These increases were offset by reductions in gross sales of Animale (which brand was sold during January 2003) and Ocean Pacific brand products of $4,689,844 and $1,154,883, respectively, as certain products were launched during the prior year period.

         Net sales to unrelated customers increased 10% to $50,505,473 in the current period, compared to $45,971,696 for the same period in the prior year, as a result of the launches discussed above. Sales to related parties decreased 9% to $21,748,226 in the current period compared to $24,029,367 for the same period in the prior year.

         Cost of goods sold decreased as a percentage of net sales from 51% for the fiscal year ended March 31, 2002 to 50% for the current period. Cost of goods sold on sales to unrelated customers and related parties approximated 47% and 57%, respectively, for the current period, as compared to 51% for each, for the same period in the prior year. The prior year period included the sale of certain close-out merchandise to international customers at lower margins. The increase in cost of goods sold to related parties for the current period was due to the purchase of a higher percentage of value sets for holiday seasons than in the prior year. These value sets have a higher cost of goods when compared to basic stock items.

         Operating expenses, excluding the impairment loss on intangibles in the prior year, decreased by 1% compared to the same period in the prior year from $30,665,046 to $30,536,582, decreasing as a percentage of net sales from 44% to 42%. Advertising and promotional expenses decreased 2% to $14,244,338 compared to $14,598,130 in the prior year period, decreasing as a percentage of net sales from 21% to 20%. The prior year period includes approximately $728,000 in charges relating to the bankruptcy filing by an advertising firm that owed us barter advertising credits. Excluding the barter charge, advertising and promotional expenses would have increased by 3%. Selling and distribution costs decreased 1% to $6,545,221 in the current period as compared to $6,644,561 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses increased slightly compared to the prior year period from $5,181,473 to $5,188,592, remaining relatively constant at 7% of net sales. Depreciation and amortization decreased by 32% during the current period from $1,995,096 to $1,356,597, as approximately $564,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period (See Note 6 to the Company's consolidated financial statements for further discussion). Royalties increased by 43% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license. During the prior period, we recorded an impairment charge on the intangibles relating to the ADM and BAV brands totaling $7,441,554.

         As a result of the above, operating income increased to $5,845,289 or 8% of net sales for the current period, compared to an operating loss of $3,866,540 for the same period in the prior year. The current year period includes other income of $3,542,083 relating to the settlement of our lawsuit with a supplier. Net interest expense decreased to $694,317 in the current period as compared to $1,032,975 for the same period in the prior year. The decrease was mainly attributable to the substantial reduction in interest rates compared to the prior year, reflecting the terms of our new line of credit, coupled with a reduced prime rate and lower average balance outstanding. The Company recorded a $2,858,447 non-cash charge during the prior period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate.

         Income before taxes for the current period was $8,692,922 or 12% of net sales, compared to a loss of $7,745,449 in the same period for the prior year. Giving effect to the tax provision and the deferred tax benefit of $207,360 in 2002 related to the non-cash charge in the prior year, we recorded net income of $5,474,459 for the current period, compared to a net loss of $5,665,401 in the prior year.

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

         Cost of goods sold increased as a percentage of net sales from 46% for the fiscal year ended March 31, 2001 to 51% for the current period. The increase was mainly attributable to the sale of certain closeout merchandise to international customers at lower margins during the current period and the change in sales mix during the six months ended December 31, 2001. Domestic department store customers and related parties purchased a higher percentage of value sets for the holiday season than in prior years as compared to basic stock merchandise. These value sets have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties each approximated 51% during the fiscal year ended March 31, 2002, as compared to 46% and 45%, respectively, for the same period in the prior year.

         Operating expenses for the current fiscal year period, excluding the impairment loss on intangibles, increased by 2% compared to the same period in the prior year from $30,019,323 to $30,665,046, remaining relatively constant at 44% of net sales. Advertising and promotional expenses increased 6% to $14,598,130 compared to $13,735,594 in the prior year period. The current year period includes approximately $728,000 in charges relating to the December 2001 bankruptcy filing by an advertising firm that owed us barter advertising credits. Excluding the barter charge, advertising and promotional expenses would have increased by 1%. Selling and distribution costs increased 2% to $6,644,561 in the current period as compared to $6,534,583 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased by 5% compared to the prior year period from $5,415,061 to $5,181,473, decreasing as a percentage of net sales from 8% to 7%. The decrease was mainly attributable to a $977,000 reduction in bad debt expense for certain international receivables, partially offset by an increase of $310,000 in legal fees relating to our litigation against a component supplier. Depreciation and amortization decreased by 14% during the current period from $2,308,793 to $1,995,096, as approximately $476,000 of amortization on intangibles with indefinite lives was not required during the current fiscal year period as a result of new accounting guidelines (See Note 6 of the accompanying consolidated financial statements for further discussion). The decrease was partially offset by depreciation of new molds required for Ocean Pacific products. Royalties remained relatively constant at 3% of net sales. During the current fiscal year period, we recorded an impairment charge on the intangibles relating to the ADM and BAV brands totaling $7,441,554.

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

Liquidity and Capital Resources
-------------------------------

         Working capital increased to $38,913,687 at March 31, 2003 compared to $37,662,059 at March 31, 2002, the result of current period's net income offset by the purchase of treasury stock discussed below.

         During the fiscal year ended March 31, 2003, net cash provided by operating activities was $7,855,720 compared with a use of cash of $4,500,246 in the prior year. The prior year period included an increase in inventory of over $10 million as a result of the economic slowdown after September 11, and the buildup of inventory relating to certain brands affected by faulty components. See page 10, Legal Proceedings, paragraphs 4 and 5, for further discussion.

         Net cash provided by investing activities increased to $3,913,317 in the current year period, compared to $1,778,275 in the prior year, the result of cash generated from additional brand sales/licensing.

         The cash provided by operating and investing activities during the current year was used to reduce debt, both long-term and under our line of credit, as well as repurchase almost $4.5 million of our common stock (see below). The prior year period required an increase in borrowings of almost $2.9 million to offset net cash used for operating activities.

         As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares were purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003, by our current Board of Directors. As of March 31, 2003, we repurchased an additional 1,476,700 shares at a cost of $4,469,593. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

         Prior to the effectiveness of the Sarbanes-Oxley Act ("Sarbanes-Oxley"), we had made several personal loans to Mr. Ilia Lekach, our chairman and chief executive officer. These loans, which were consolidated into one note agreement on April 1, 2002, became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was affected via an offset of amounts due Mr. Lekach under his regular compensation arrangement. Sarbanes-Oxley prohibits the Company from renewing or amending the loan, as well as issuing new loans to Company officers and directors.

         Mr. Lekach has informed the Company that he anticipates repaying the entire unpaid loan balance of $742,884, plus interest at the default rate stipulated in the note, during the quarter ending September 30, 2003. The Company intends to diligently pursue collection.

         On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005. Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with General Electric Capital Corporation. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes and Depreciation ("EBITDA"), as defined in the Loan Agreement.

         At March 31, 2003, based on the borrowing base at that date, the credit line amounted to approximately $14,226,000, and accordingly, we had approximately $8,649,000 available under the credit line, excluding the effect of restricted cash of approximately $1,478,000.

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

         Management believes that funds from operations and our existing financing will be sufficient to meet our operating needs for the foreseeable future.

New Accounting Pronouncements
-----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

         Effective April 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classified gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the year ended March 31, 2003, gross margin has been decreased by $3,203,485, offset by an equal decrease in advertising and promotional expenses. Accordingly, $3,611,060 and $3,749,022 of such GWP costs during the years ended March 31, 2002 and 2001, respectively, have been reclassified from advertising and promotional to cost of goods sold for comparative purposes.

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

         In April 2002, FASB issued SFAS No. 145, Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

         In November 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration (as that term is defined in EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products) received from a vendor. EITF 02-16 is to be applied to new arrangements, including a modification to existing arrangements, entered into after December 31, 2002, and did not have a material effect on the Company's financial position and results of operation.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements and does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for financial reports for the quarter ending June 30, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a significant impact on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, but does not expect a significant impact.

         In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company's consolidated financial statements.

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

         Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2003 and 2002, primary source of funds for working capital and other needs was our $20 million line of credit.

         Of the approximate $5.0 million and $12.5 million of short-term and long-term borrowings on the Company's balance sheet as of March 31, 2003 and 2002, respectively, approximately 20% and 15%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate of prime plus 1%. A hypothetical 10% adverse move in interest rates would increase fiscal year 2003 and 2002 interest expense by approximately $0.1 million in each year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplementary data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1 and are incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chairman and Chief Executive Officer and the Company's Executive Vice President and Chief Operating/Financial Officer, who are the principal executive officer and principal financial officer, respectively, have evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of the report (the "Evaluation Date"). Based upon such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted by it under the Securities and Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

         The Company's Chairman and Chief Executive Officer, and Executive Vice President and Chief Operating/Financial Officer, have determined that there were no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements
            See Index to Financial Statements beginning on page F-1 of this annual report.

         2. Financial Statement Schedules
            See Index to Financial Statements beginning on Page F-1 of this annual report.

         3. Exhibit Index

         The following exhibits are attached:

         10.64 Agreement, dated March 28, 2003, between the Company and Victory International (USA) LLC

         23.1     Consent of Deloitte & Touche LLP, Independent Auditors

         99.1     Section 906 Certification

(b)      Reports on Form 8-K

         There were no reports on Form 8-K during the quarter ended March 31, 2003. However, the following reports on Form 8-K have been issued during the period April 1, 2003 through June 27, 2003:

         o Report dated May 28, 2003, relating to the Proposal Letter from Ilia Lekach and Quality King Distributors, Inc.

         o Report dated June 17, 2003, relating to the Letter of Withdrawal from Quality King Distributors, Inc.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-----------------------------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman

Dated:  June 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Frank A. Buttacavoli
-----------------------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director

/s/ Frederick E. Purches
-----------------------------------------------------------
Frederick E. Purches, Vice Chairman and Director

/s/ Glenn Gopman
-----------------------------------------------------------
Glenn Gopman, Director

/s/ Esther Egozi Choukroun
-----------------------------------------------------------
Esther Egozi Choukroun, Director

/s/ Jaya Kader Zebede
-----------------------------------------------------------
Jaya Kader Zebede, Director

/s/ David Stone
-----------------------------------------------------------
David Stone, Director

I, Ilia Lekach, certify that:

1. I have reviewed this annual report on Form 10-K of Parlux Fragrances, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003


                                 /s/ ILIA LEKACH
                                 ----------------------
                                 Ilia Lekach,
                                 Chairman and Chief Executive Officer

I, Frank A. Buttacavoli, certify that:

1. I have reviewed this annual report on Form 10-K of Parlux Fragrances, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003

                                            /s/ FRANK A. BUTTACAVOLI
                                            -----------------------------
                                            Frank A. Buttacavoli,
                                            Executive Vice President,
                                            Chief Operating Officer
                                            and Chief Financial Officer

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


FINANCIAL STATEMENTS:                                                Page
                                                                     -----
Report of Independent Auditors                                       F-2

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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Parlux Fragrances, Inc.
  Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule for each of the three years in the period then ended listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.


Deloitte & Touche LLP

Miami, Florida
June 18, 2003

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                         March 31,      March 31,
ASSETS                                                                     2003           2002
------------------------------------------------------------           ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            $    137,023    $    164,793
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,734,000 and  $1,430,000, respectively                               3,751,570       5,527,522
  Trade receivable from related parties                                  11,933,952      12,788,320
  Notes receivable, current portion                                       2,182,135              --
  Income tax receivable                                                          --       1,745,401
  Inventories, net                                                       26,281,297      31,102,875
  Prepaid expenses and other current assets, net                          7,007,410       8,045,933
  Investment in affiliate                                                 1,361,164         907,442
                                                                       ------------    ------------

    TOTAL CURRENT ASSETS                                                 52,654,551      60,282,286
Equipment and leasehold improvements, net                                 1,668,284       2,361,659
Trademarks, licenses and goodwill, net                                    8,231,145       9,534,937
Notes receivable, less current portion                                    1,524,204              --
Other                                                                       373,666          69,609
                                                                       ------------    ------------
    TOTAL ASSETS                                                       $ 64,451,850    $ 72,248,491
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                          $  4,858,378    $ 11,493,461
  Accounts payable                                                        7,420,405      10,118,080
  Income taxes payable                                                      279,610              --
  Accrued expenses                                                        1,182,471       1,008,686
                                                                       ------------    ------------
    TOTAL CURRENT LIABILITIES                                            13,740,864      22,620,227
Borrowings, less current portion                                            102,096         962,275
Deferred tax liability                                                    1,058,479         742,214
                                                                       ------------    ------------
    TOTAL LIABILITIES                                                    14,901,439      24,324,716
                                                                       ------------    ------------
COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
  0 shares issued and outstanding at March 31, 2003 and
   March 31, 2002                                                                --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,046,840 and 17,993,277 shares issued at March 31, 2003
   and March 31, 2002, respectively                                         180,468         179,933
  Additional paid-in capital                                             74,084,335      74,011,221
  Retained earnings (accumulated deficit)                                 3,271,379      (2,203,080)
  Accumulated other comprehensive loss                                     (656,299)     (1,110,139)
  Notes receivable from officer                                            (742,884)       (837,165)
                                                                       ------------    ------------
                                                                         76,136,999      70,040,770
  Less - 9,493,831 and 8,017,131 shares of common stock in treasury,
   at cost, at March  31, 2003 and March 31, 2002, respectively         (26,586,588)    (22,116,995)
                                                                       ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                           49,550,411      47,923,775
                                                                       ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 64,451,850    $ 72,248,491
                                                                       ============    ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                  Year Ended March 31,
                                                      --------------------------------------------

                                                          2003            2002            2001
                                                      ------------    ------------    ------------
Net sales:
   Unrelated customers                                $ 50,505,473    $ 45,971,696    $ 46,512,816
   Related parties                                      21,748,226      24,029,367      22,362,294
                                                      ------------    ------------    ------------

                                                        72,253,699      70,001,063      68,875,110

Cost of goods sold, including $3,203,485,
 $3,611,060 and $3,749,022 of promotional
 items in 2003, 2002 and 2001, respectively             35,871,828      35,761,003      31,475,468
                                                      ------------    ------------    ------------

Gross margin                                            36,381,871      34,240,060      37,399,642
                                                      ------------    ------------    ------------

Operating expenses:
  Advertising and promotional                           14,244,338      14,598,130      13,735,594
  Selling and distribution                               6,545,221       6,644,561       6,534,583
  General and administrative, net of licensing fees
    of $487,500 in 2002 and $650,000 in 2001             5,188,592       5,181,473       5,415,061
  Depreciation and amortization                          1,356,597       1,995,096       2,308,793
  Royalties                                              3,201,834       2,245,786       2,025,292
  Impairment loss on intangibles                                --       7,441,554              --
                                                      ------------    ------------    ------------

  Total operating expenses                              30,536,582      38,106,600      30,019,323
                                                      ------------    ------------    ------------

Operating income (loss)                                  5,845,289      (3,866,540)      7,380,319

Interest income                                            125,039         166,116         376,605
Interest expense and bank charges                         (819,356)     (1,199,091)     (1,477,382)
Exchange gain (loss)                                          (133)         12,513           5,274
Litigation settlement, net of expenses                   3,542,083              --              --
Other-than-temporary decline in value
 of investment in affiliate                                     --      (2,858,447)             --
                                                      ------------    ------------    ------------

Income (loss) before income taxes                        8,692,922      (7,745,449)      6,284,816

Income taxes (provision) benefit                        (3,218,463)      2,090,048      (2,359,157)
                                                      ------------    ------------    ------------

Net income (loss)                                     $  5,474,459    ($ 5,655,401)   $  3,925,659
                                                      ============    ============    ============

Income (loss) per common share:
     Basic                                            $       0.56    ($      0.57)   $       0.39
                                                      ============    ============    ============
     Diluted                                          $       0.54    ($      0.57)   $       0.38
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                   YEARS ENDED MARCH 31, 2003, 2002, AND 2001
                   ------------------------------------------



                                                                     COMMON STOCK                             RETAINED
                                                             -----------------------------   ADDITIONAL       EARNINGS
                                                                NUMBER            PAR          PAID-IN      (ACCUMULATED
                                                                ISSUED           VALUE         CAPITAL        DEFICIT)
                                                             ------------    ------------    ------------   ------------
 BALANCE at March 31, 2000                                     17,973,103    $    179,731    $ 73,977,590   ($   473,338)

  Comprehensive income (loss):
   Net income                                                          --              --              --      3,925,659
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $1,547,881                                     --              --              --             --
   Foreign currency translation adjustment                             --              --              --             --

    Total comprehensive loss

  Issuance of common stock upon exercise of
   employee stock options                                          13,462             135          24,469             --
  Purchase of 312,333 shares of treasury stock, at cost                --              --              --             --
  Net decrease in notes receivable from officer                        --              --              --             --
                                                             ------------    ------------    ------------   ------------

 BALANCE at March 31, 2001                                     17,986,565         179,866      74,002,059      3,452,321

  Comprehensive income (loss):
   Net loss                                                            --              --              --     (5,655,401)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes of $207,360                  --              --              --             --
   Unrealized holding loss on investment
    in affiliate                                                 (741,081)       (741,081)
   Foreign currency translation adjustment                             --              --              --             --

    Total comprehensive loss

  Issuance of common stock upon exercise of
   employee stock options                                           6,712              67           9,162             --
  Net increase in notes receivable from officer                        --              --              --             --
                                                             ------------    ------------    ------------   ------------

BALANCE at March 31, 2002                                      17,993,277         179,933      74,011,221     (2,203,080)

  Comprehensive income:
   Net income                                                          --              --              --      5,474,459
   Unrealized holding gain on investment in affiliate                  --              --              --             --
   Foreign currency translation adjustment

    Total comprehensive income
   Issuance of common stock upon exercise of
    employee stock options                                         53,563             535          73,114
  Purchase of 1,476,700 shares of treasury stock, at cost              --              --              --             --
  Net decrease in notes receivable from officer                        --              --              --             --
                                                             ------------    ------------    ------------   ------------

BALANCE at March 31, 2003                                      18,046,840    $    180,468    $ 74,084,335   $  3,271,379
                                                             ============    ============    ============   ============
[RESTUBBED]

                                                              ACCUMULATED        NOTES
                                                                 OTHER         RECEIVABLE
                                                             COMPREHENSIVE       FROM          TREASURY
                                                             (LOSS) INCOME      OFFICER          STOCK            TOTAL
                                                              ------------    ------------    -----------     ------------
 BALANCE at March 31, 2000                                    $  1,834,607     $  (899,105)   ($20,974,701)   $ 53,644,784

  Comprehensive income (loss):
   Net income                                                           --              --              --       3,925,659
   Unrealized holding loss on investment in affiliate, net
    of a tax benefit of $1,547,881                              (5,683,386)             --              --      (5,683,386)
   Foreign currency translation adjustment                          (3,051)             --              --          (3,051)
                                                                                                              ------------
    Total comprehensive loss                                                                                    (1,760,778)
                                                                                                              ------------
  Issuance of common stock upon exercise of
   employee stock options                                               --              --              --          24,604
  Purchase of 312,333 shares of treasury stock, at cost                 --              --      (1,142,294)     (1,142,294)
  Net decrease in notes receivable from officer                         --         108,158              --         108,158
                                                              ------------    ------------    ------------    ------------

 BALANCE at March 31, 2001                                      (3,851,830)       (790,947)    (22,116,995)     50,874,474

  Comprehensive income (loss):
   Net loss                                                             --              --              --      (5,655,401)
   Reversal of unrealized holding loss on
    investment in affiliate, net of taxes of $207,360            3,496,220              --              --       3,496,220
   Unrealized holding loss on investment
    in affiliate
   Foreign currency translation adjustment                         (13,448)             --              --         (13,448)
                                                                                                              ------------
    Total comprehensive loss                                                                                   (2,913,710)
                                                                                                              ------------
  Issuance of common stock upon exercise of
   employee stock options                                               --              --              --           9,229
  Net increase in notes receivable from officer                         --         (46,218)             --         (46,218)
                                                              ------------    ------------    ------------    ------------

BALANCE at March 31, 2002                                       (1,110,139)       (837,165)    (22,116,995)     47,923,775

  Comprehensive income:
   Net income                                                           --              --              --       5,474,459
   Unrealized holding gain on investment in affiliate              453,722              --              --         453,722
   Foreign currency translation adjustment                             118                                             118
                                                                                                              ------------
    Total comprehensive income                                                                                   5,928,299
                                                                                                              ------------
   Issuance of common stock upon exercise of
    employee stock options                                                                                          73,649
  Purchase of 1,476,700 shares of treasury stock, at cost               --              --      (4,469,593)     (4,469,593)
  Net decrease in notes receivable from officer                         --          94,281              --          94,281
                                                              ------------    ------------    ------------    ------------

BALANCE at March 31, 2003                                     $   (656,299)   $   (742,884)   $(26,586,588)   $ 49,550,411
                                                              ============    ============    ============    ============

                See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                           Year ended March 31,
                                                                               --------------------------------------------

                                                                                   2003            2002            2001
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                              $  5,474,459    ($ 5,655,401)   $  3,925,659
                                                                               ------------    ------------    ------------

Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
Depreciation and amortization                                                     1,356,597       1,995,096       2,308,793
Other-than-temporary decline in market value of investment in affiliate                  --       2,858,447              --
Impairment loss on intangibles                                                           --       7,441,554              --
Provision for doubtful accounts                                                     200,000         590,000       1,567,000
Reserve for prepaid promotional supplies and inventory obsolescence                 920,000       1,970,000       1,600,000
Deferred income tax provision (benefit)                                             328,963        (801,520)        869,568
Changes in assets and liabilities net of effect of brand licensing/sales:
   Decrease (increase) in trade receivables - customers                           1,675,952         525,174      (2,141,467)
   Decrease (increase) in note and trade receivables - related parties              854,368         217,858        (944,628)
   Decrease (increase) in income tax receivable                                   1,745,401      (1,745,401)             --
   (Increase) decrease in inventories                                            (2,239,646)    (10,328,694)        473,251
   Decrease (increase) in prepaid expenses and other current assets                  87,962        (301,411)     (1,143,041)
   (Increase) decrease in other non-current assets                                 (304,056)         18,757          24,056
   (Decrease) increase in accounts payable                                       (2,697,675)     (1,245,699)        809,711
   Increase (decrease) in accrued expenses and income taxes payable                 453,395         (39,006)     (1,642,602)
                                                                               ------------    ------------    ------------

            Total adjustments                                                     2,381,261       1,155,155       1,780,641
                                                                               ------------    ------------    ------------

                      Net cash provided by (used in) operating activities         7,855,720      (4,500,246)      5,706,300
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                             (620,016)     (1,222,751)     (1,596,742)
Purchases of trademarks                                                                  --          (6,974)        (67,756)
Cash received from brand licensing/sales:
   Animale                                                                        2,333,333              --              --
   Fred Hayman                                                                    2,000,000              --              --
   Bal a Versailles                                                                 200,000              --              --
   AdM                                                                                   --       3,008,000              --
                                                                               ------------    ------------    ------------

                      Net cash provided by (used in) investing activities         3,913,317       1,778,275      (1,664,498)
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
(Payments) proceeds - note payable to GMAC Commercial Credit, net                (6,592,783)     10,559,914              --
Payments - note payable to GE Capital Corporation, net                                   --      (6,782,973)     (2,142,640)
Payments - note payable to Fred Hayman Beverly Hills                               (739,023)       (687,489)       (639,550)
Payments - notes payable to Bankers Capital Leasing                                (163,456)        (52,365)        (29,389)
Payments - note payable to United Capital Corporation                                    --        (111,231)       (204,890)
Payments  - other notes payable                                                          --         (18,869)             --
Net decrease (increase) in notes receivable from officer                             94,281         (46,218)        108,158
Purchases of treasury stock                                                      (4,469,593)             --      (1,142,294)
Proceeds from issuance of common stock, net                                          73,649           9,229          24,604
                                                                               ------------    ------------    ------------

                      Net cash (used in) provided by financing activities       (11,796,925)      2,869,998      (4,026,001)
                                                                               ------------    ------------    ------------


Effect of exchange rate changes on cash                                                 118         (13,448)         (3,051)
                                                                               ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                (27,770)        134,579          12,750
Cash and cash equivalents, beginning of year                                        164,793          30,214          17,464
                                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year                                         $    137,023    $    164,793    $     30,214
                                                                               ============    ============    ============


                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2003, 2002, AND 2001


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

     B.   PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux S.A., a French company ("S.A."), and Parlux, Ltd. (jointly referred to as the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     C.   ACCOUNTING ESTIMATES
          --------------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence and periods of depreciation and amortization for trademarks, licenses, goodwill, and equipment. Actual results could differ from those estimates.

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

     E.   INVENTORIES AND COST OF GOODS SOLD
          ----------------------------------

          Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in an amount of $2,255,000 and $2,409,000 at March 31, 2003 and 2002, respectively.

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

     G.   BARTER SALES AND CREDITS
          ------------------------

          On occasion, the Company has sold certain of its products to barter brokers in exchange for advertising that the Company will use. The Company does not record the transfer of such products as sales, nor does it record a profit on such transactions. The advertising credits received, which are recorded as a prepaid expense on the Company's balance sheet at the time such inventory is shipped, are valued at the cost of goods bartered. A barter sale occurred during the year ended March 31, 2001, and no barter sales have been entered into during the years ended March 31, 2003 and 2002.

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

     I.   TRADEMARKS, LICENSES AND GOODWILL
          ---------------------------------

          Trademarks, licenses and goodwill are recorded at cost and those with a definite life are amortized over the estimated periods of benefit, principally 25 years. Accumulated amortization of trademarks, licenses and goodwill was $2,892,287 and $3,347,897 at March 31, 2003 and 2002,
          respectively. Amortization expense was $43,207, $484,657, and $1,072,239 for the years ended March 31, 2003, 2002, and 2001, respectively.

          Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill, and other intangible assets with an indefinite useful life, should not be amortized, but shall be periodically tested for impairment.

          The Company adopted SFAS No. 142 as of April 1, 2001. Accordingly, amortization was discontinued for intangible assets with indefinite useful lives and, as a result, amortization of approximately $478,000 for each of the years ended March 31, 2003 and 2002, was no longer required.

          Had the Company been accounting for its goodwill under SFAS No. 142 for the year ended March 31, 2001, the Company's net income and income per share would have been as follows (in 000's):

                                                               Year Ended
                                                             March 31, 2001
                                                             --------------
          Reported net income                                   $ 3,926
          Add back goodwill amortization, net of tax                296
                                                                -------

          Pro forma adjusted net income                         $ 4,222
                                                                =======
          Diluted net income per share:
            Reported net income                                 $  0.38
            Goodwill amortization, net of tax                      0.03
                                                                -------
          Pro forma adjusted diluted net income per share       $  0.41
                                                                =======

     J.   LONG-LIVED ASSETS
          -----------------

          Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management's estimate of fair value. Management does not believe that there are any unrecorded impairment losses as of March 31, 2003.

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

     N.   FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, notes receivable, notes receivable from officer, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

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

          In calculating the potential effect for proforma disclosure, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                     2003       2002       2001
                                                     ----       ----       ----
                 Expected life (years)                5          5          5
                 Interest rate                        3%         5%         5%
                 Volatility                          70%        75%        75%
                 Dividend Yield                       -          -          -

          If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                  For the years ended March 31,

                                                             2003              2002              2001
                                                             ----              ----              ----
             Net income (loss):
                As reported                              $5,474,459        $(5,655,401)       $3,925,659
                Proforma                                 $5,441,848        $(6,262,080)       $3,895,617
             Basic net income (loss) per share:
                 As reported                                  $0.56             $(0.57)            $0.39
                 Proforma                                     $0.55             $(0.63)            $0.39
             Diluted net income (loss) per share:
                 As reported                                  $0.54             $(0.57)            $0.38
                 Proforma                                     $0.53             $(0.63)            $0.37

     Q.   CASH FLOW INFORMATION
          ---------------------

          The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                      2003             2002           2001
                                      ----             ----           ----
           Cash paid for:
                Interest           $ 820,923       $1,288,250      $1,546,029
                                   =========       ==========      ==========
                Income taxes       $ 853,728       $ 623,580       $2,633,381
                                   =========       =========       ==========

          Supplemental disclosures of non-cash investing and financing activities are as follows:

          Year ended March 31, 2003:

               o The conversion of trade accounts receivable from Perfumania in the amounts of $3,000,000 discussed in Note 2.

               o The Company incurred an unrealized holding gain of $453,722 on the investment in affiliate.

               o The consideration received for the sale of assets relating to the sublicense of the Fred Hayman Beverly Hills brands included an interest-bearing note from the sublicensee, as discussed in Note 8 (C).

               o The consideration received from the sale of the Animale brand and assets related thereto, included an interest-bearing note from the purchaser in the amount of $2,000,000 as discussed in Note 8 (C).

          Year ended March 31, 2002:

               o The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000, as discussed in Note 2.

               o The Company incurred an unrealized holding loss of $741,081 on the investment in affiliate.

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

     R.   SEGMENT INFORMATION
          -------------------

          As of March 31, 2003, the Company operates solely in one segment, the marketing and manufacture of prestige fragrances and beauty related products.

     S.   NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements or disclosures.

          Effective April 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer, which codified and reconciled EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF No. 00-14 provides guidance on accounting for discounts, coupons, rebates and free products, as well as the income statement classification of these discounts, coupons, rebates and free products. Upon adoption of this pronouncement, the Company has classified gift-with-purchase ("GWP") activities, which were previously reported as advertising and promotional expenses, as cost of goods sold. The adoption of EITF 01-09 did not have any impact on operating income; however, for the year ended March 31, 2003, gross margin has been decreased by $3,203,485 offset by an equal decrease in advertising and promotional expenses. Accordingly, $3,611,060 and $3,749,022 of such GWP costs incurred during the years ended March 31, 2002 and 2001, respectively, have been reclassified from advertising and promotional to cost of goods sold for comparative purposes.

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

          In April 2002, FASB issued SFAS No. 145, Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.

          As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

          In November 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration (as that term is defined in EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products) received from a vendor. EITF 02-16 is to be applied to new arrangements, including modifications to existing arrangements, entered into after December 31, 2002, and did not have a material effect on the Company's financial position and results of operation.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements and does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2003 and will adopt the interim disclosure provisions for financial reports for the quarter ending June 30, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a significant impact on its consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition, but does not expect a significant impact.

          In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on the Company's financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a significant impact on the Company's consolidated financial statements.

2.   RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS
     ----------------------------------------------------

     Prior to the effectiveness of the Sarbanes-Oxley Act ("Sarbanes-Oxley"), the Company had made several personal loans to its chairman and chief executive officer, Mr. Ilia Lekach. These loans, which were consolidated into one note agreement on April 1, 2002, became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was affected via an offset of amounts due Mr. Lekach under his regular compensation arrangement. Sarbanes-Oxley prohibits the Company from renewing or amending the loan, as well as issuing new loans to Company officers and directors.

     Mr. Lekach has informed the Company that he anticipates repaying the entire unpaid loan balance of $742,884, plus interest at the default rate stipulated in the note, during the quarter ending September 30, 2003. The Company intends to diligently pursue collection.

     The Company had net sales of $12,823,696, $18,063,310, and $22,362,294 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and holds identical management positions. Net trade accounts receivable owed by Perfumania to the Company totaled $11,426,977 and $12,491,993 at March 31, 2003 and 2002,
     respectively. Amounts due from related parties are non-interest bearing and are due in less than one year.

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

     On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of March 31, 2003, the fair market value of the investment in ECMV had declined to $1,361,164 ($3.60 per share after the reverse split). The Company believes, based on the increase in ECMV's stock price subsequent to March 31, 2003, that the decline in market price was temporary.

     As of June 18, 2003, the fair market value of the investment in ECMV is $2,506,810 ($6.63 per share after the reverse split).

     During September 2002, the Company and Perfumania entered into a $3 million subordinated note agreement which converted $3 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note was repayable in installments of $50,000 on October 31, 2002, $300,000 on November 30, 2002, $2,500,000 on December 31, 2002, and $50,000 on each of January 31, 2003, February 28, 2003, and March 31, 2003. Accrued interest was payable with each principal installment. The loan was repaid in accordance with its terms.

     The Company had net sales of $8,924,530 and $5,966,057 during the years ended March 31, 2003 and 2002, respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including $6,354,400 and $4,355,239 to a former director of the Company. These sales are included as related party sales in the accompanying statements of operations. As of March 31, 2003 and 2002, trade receivables from related parties include $506,975 and $296,327, respectively, from these customers.

3.   INVENTORIES
     -----------

     The components of inventories are as follows:
                                                         March 31,
                                                         ---------
                                                    2003          2002
                                                    ----          ----
            Finished products                   $15,873,033   $17,532,428
            Components and packaging material     7,642,649     9,616,274
            Raw material                          2,765,615     3,954,173
                                                -----------   -----------
                                                $26,281,297   $31,102,875
                                                ===========   ===========

     The above amounts are net of an allowance for estimated inventory obsolescence of approximately $2,348,000 and $2,140,000 at March 31, 2003 and 2002, respectively.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
     -----------------------------------------

     Prepaid expenses and other current assets are as follows:

                                                     March 31,
                                                     ---------
                                                 2003         2002
                                                 ----         ----
            Promotional supplies, net         $3,665,465   $4,857,274
            Deferred tax assets                1,672,792    1,685,490
            Prepaid advertising                  728,029      514,138
            Prepaid royalties                    400,000      285,417
            Other                                541,124      703,614
                                              ----------   ----------
                                              $7,007,410   $8,045,933
                                              ==========   ==========

5.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ------------------------------------

     Equipment and leasehold improvements are comprised of the following:

                                                                       March 31,             Estimated useful
                                                                       ---------             ----------------
                                                                   2003          2002        lives (in years)
                                                                   ----          ----        ----------------
            Molds and equipment                               $ 6,274,563    $ 7,971,908         3-7
            Furniture and fixtures                              1,007,576      1,352,100         3-5
            Leasehold improvements                                588,986        452,935         5-7
                                                              -----------    -----------
                                                                7,871,125      9,776,943
            Less: accumulated depreciation and amortization    (6,202,841)    (7,415,284)
                                                              -----------    -----------
                                                              $ 1,668,284    $ 2,361,659
                                                              ===========    ===========

     Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2003, 2002 and 2001 was $1,313,390, $1,510,439, and $1,236,555, respectively. Amounts subject to capital leases at March 31, 2003 and 2002, included in molds and equipment above, totaled $145,932 and $778,578, respectively, net of accumulated amortization of $51,076 and $467,762.

6.   TRADEMARKS, LICENSES AND GOODWILL
     ---------------------------------

     Trademarks, licenses and goodwill are attributable to the following brands:

                                                              March 31,
                                                              ---------
                                                         2003            2002
                                                         ----            ----
          Owned Brands:
            Fred Hayman Beverly Hills ("FHBH")     $  2,820,361    $  2,820,361
            Animale                                     122,965       1,582,367
            Bal A Versailles                                 --         300,000
            Other                                       216,546         216,546
          Licensed Brands:
            Perry Ellis                               7,963,560       7,963,560
                                                   ------------    ------------
                                                     11,123,432      12,882,834
          Less: accumulated amortization             (2,892,287)     (3,347,897)
                                                   ------------    ------------
                                                   $  8,231,145    $  9,534,937
                                                   ============    ============

See Note 8 (C) for further discussion of the FHBH and Animale brands.

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

     On February 27, 2002, the Company entered into an agreement to sell the ADM trademark and assign the license agreement with CEI to the former owner of CEI for $3,008,000 in cash, which closed on March 1, 2002. The net book value of the intangibles associated with ADM was $8,507,092. In anticipation of the agreement, an impairment charge against the intangibles in the amount of $5,499,092 was recorded in the accompanying statement of operations for the year ended March 31, 2002.

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

     On November 4, 2002, the Company entered into an agreement to sell the BAV trademarks to Genesis for $300,000, of which $200,000 has been paid as of March 31, 2003. As part of the agreement, licensing fees due under the original licensing agreement stopped accruing on December 31, 2001. As a result of the ongoing negotiations, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 was recorded in the accompanying statements of operations for the year ended March 31, 2002.

7.   BORROWINGS
     ----------

     The composition of borrowings is as follows:
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
     Revolving credit facility payable to GMAC
     Commercial Credit, interest at LIBOR plus
     3.75%, or prime (4.25% at March 31, 2003) plus
     1% at the Company's option, net of restricted
     cash of $1,477,841 and $1,248,477 at March 31,
     2003 and 2002, respectively.                      $3,967,130   $10,559,914

     Note payable to Fred Hayman Beverly Hills
     (FHBH), collateralized by the acquired licensed
     trademarks, interest at 7.25%, payable in equal
     monthly installments of $69,863, including
     interest, through June 2004                          965,345     1,704,368

     Capital lease payable to Bankers Leasing,
     collateralized by certain warehouse equipment,
     payable in quarterly installments of $33,992,
     including interest, through July 2003.                27,999       155,889

     Capital lease payable to Bankers Leasing,
     collateralized by certain shipping equipment,
     payable in quarterly installments of $18,249,
     including interest, through October 2002.                 --        35,565
                                                       ----------   -----------
                                                        4,960,474    12,455,736
     Less: long-term borrowings                          (102,096)     (962,275)
                                                       ----------   -----------
     Short-term borrowings                             $4,858,378   $11,493,461
                                                       ==========   ===========

     On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with General Electric Capital Company. Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at the Company's option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to EBITDA.

     At March 31, 2003, based on the borrowing base at that date, the credit line amounted to approximately $14,226,000 and, accordingly, the Company had approximately $8,649,000 available under the credit line, excluding the effect of restricted cash of approximately $1,478,000.

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

     Future maturities of borrowings are as follows (in 000's):

                             For the year ending March 31,
                             -----------------------------
                              2004                $4,858

                              2005                   102
                                                  ------
                              Total               $4,960
                                                  ======

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     A.   LEASES:

          The Company leases its office space and certain equipment under certain operating leases expiring on various dates through 2007. Total rent expense charged to operations for the years ended March 31, 2003, 2002 and 2001 was approximately $1,000,000, $891,000, and $963,000, respectively.

          At March 31, 2003, the future minimum annual rental commitments under noncancellable operating leases are as follows (in 000's):

                    For the year ending March 31,                  Amount
                    -----------------------------                  ------
                    2004                                            $760
                    2005                                             726
                    2006                                             489
                    2007                                              17
                                                                  ------
                    Total                                         $1,992
                                                                  ======


     B.   LICENSE AND DISTRIBUTION AGREEMENTS:
          ------------------------------------

          During the year ended March 31, 2003, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

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

              Fiscal year ending March 31,                     2004       2005       2006       2007       2008
              ----------------------------                     ----       ----       ----       ----       ----
              Advertising                                    $11,576   $11,576    $11,576    $11,576    $10,527
              Royalties                                      $1,139     $1,027       $634       $569       $375

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

          On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At Closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. In accordance with the note's security agreement, the Company will continue to store and control certain component and raw material inventory until the balance of the note is less than $500,000. As of March 31, 2003, notes receivable in the accompanying consolidated balance sheet includes $1,666,667 relating to this transaction.

          As part of the agreement the Company did not include the inventory of Chaleur d'Animale, the Animale brand's newest product introduction, and maintains the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005.

          On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $169,356, plus interest at prime plus 1%, commencing January 2004. As of March 31, 2003, notes receivable in the accompanying consolidated balance sheet includes $515,468 and $1,524,204, of current and long-term receivables respectively, relating to this transaction.

          The Sublicense Agreement excluded the rights to "273 Indigo" for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, will transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee is also required to purchase the inventory and promotional materials relating to the new additions for a price equal to our book value, up to $500,000.

     D.   EMPLOYMENT AND CONSULTING AGREEMENTS:
          -------------------------------------

          The Company has contracts with certain officers, employees and consultants which expire at different periods through March 2006. Minimum commitments under these contracts total approximately $3,606,000 ($1,314,000 for the year ending March 31, 2004 and
          $1,146,000 for each of two years ending March 31, 2006). In addition, warrants to purchase 760,000 shares of common stock at a price of $1.86 were granted to officers and directors in connection with these contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract starting on March 31, 2004, and double in the event of a change in control.

          On June 8, 2001, the Compensation Committee of the Board of Directors authorized grants to the Company's Chief Executive Officer and Chief Operating/Financial Officer of 500,000 and 100,000 warrants, respectively, to acquire shares of common stock at $2.44 per share. The warrants vested on the date of grant and are exercisable for a ten-year period.

          In connection with previous employment contracts, warrants to purchase shares of common stock, at prices ranging from $1.50 to $7.50 were granted between 1989 and 2000. These warrants are exercisable for a ten-year period from the date of grant and vested over the term of the applicable contracts. As of March 31, 2003, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants granted to key employees would double in the event of a change in control.

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

     E.   PURCHASE COMMITMENTS AND CONTINGENCIES:
          ---------------------------------------

          As of March 31, 2003, the Company is contingently liable in the amount of approximately $18 million for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

          The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company's financial position or results of operations. See Note 15 to the consolidated financial statements for further discussion.

9.   INCOME TAXES
     ------------

     The components of the provision for income taxes for each of the years ended March 31 are as follows:

                                                 Years Ended March 31,
                                      -----------------------------------------
                                          2003           2002            2001
                                      -----------    -----------    -----------
     Current taxes (benefit):
               U.S. federal           $ 2,724,601    ($1,380,986)   $ 1,311,059
               U.S. state and local       164,899         85,941        121,440
               Foreign                         --          6,517         57,090
                                      -----------    -----------    -----------
                                        2,889,500     (1,288,528)     1,489,589
     Deferred tax (benefit)               328,963       (801,520)       869,568
                                      -----------    -----------    -----------
     Income tax expense (benefit)     $ 3,218,463    ($2,090,048)   $ 2,359,157
                                      ===========    ===========    ===========


     The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended March 31 as follows:

                                               2003          2002        2001
                                               ----          ----        ----
     Statutory federal income tax rate        35.0%         (35.0%)      35.0%
     Increase (decrease) resulting from:
            Change in valuation allowance      2.2%          10.4%         --
            Other                             (0.2%)         (2.4%)       2.5%
                                              ----           ----         ---
                                              37.0%         (27.0%)      37.5%
                                              ====          =====        ====

     Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:


     Deferred Tax Assets                                                     2003           2002
                                                                         -----------    -----------
         Allowance for doubtful accounts, sales returns and allowances   $   441,925    $   379,285
         State net operating loss carry forwards                               9,656        163,747
         Reserve for inventory obsolescence                                1,177,961        911,200
         Other than temporary decline on investment in affiliate           1,074,404      1,083,137
         Other, net                                                           43,250         23,898
                                                                         -----------    -----------
         Subtotal                                                          2,747,196      2,561,267
                                                                         -----------    -----------

     Deferred Tax Liabilities
         Depreciation and amortization                                    (1,022,194)      (742,214)
         Other                                                               (36,285)            --
                                                                         -----------    -----------
         Subtotal                                                         (1,058,479)      (742,214)
                                                                         -----------    -----------
     Net deferred tax asset before valuation allowance                     1,688,717      1,819,053
           Less: Valuation allowance                                      (1,074,404)      (875,777)
                                                                         -----------    -----------
     Net deferred tax asset after valuation allowance                        614,313        943,276
                                                                         -----------    -----------

         Unrealized loss on investment in affiliate                          109,196        281,611
         Less:  valuation allowance                                         (109,196)      (281,611)
                                                                         -----------    -----------
         Subtotal                                                                 --             --
                                                                         -----------    -----------
     Net deferred tax asset after valuation allowance                    $   614,313    $   943,276
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

     As of March 31, 2003, and since the inception of the Plan, options have been granted, net of cancellations, to purchase 199,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 2003, 196,592 options had been exercised under the Plan and no further shares are exercisable.

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

     As of March 31, 2003, and since the inception of the 1996 Plan, options have been granted net of cancellations, to purchase 247,437 shares at exercise prices ranging from $1.375 to $2.813 per share. Through March 31, 2003, 23,298 options had been exercised and 84,138 options were vested.

     The following table summarizes the activity for options covered under all of the above plans:

                                                    Plan                           1996 Plan
                                      -------------------------------    ------------------------------
                                                    Weighted Average                 Weighted Average
                                         Amount     Exercise Price      Amount         Exercise Price

        Balance at March 31, 2000        10,000        $3.08           128,025           $1.38
        Granted                              --                         88,975           $2.82
        Exercised                        (7,500)       $2.19            (5,962)          $1.38
        Canceled/Expired                 (2,500)       $5.75            (5,688)          $1.38
                                          -----                        -------
        Balance at March 31, 2001            --                        205,350
                                          =====
        Granted                                                             --
        Exercised                                                       (6,712)          $1.38
        Canceled/Expired                                               (25,800)          $1.38
                                                                       -------
        Balance at March 31, 2002                                      172,838           $2.26
        Granted                                                             --
        Exercised                                                      (53,563)          $1.38
        Canceled/Expired                                               ( 8,550)          $1.38
        Balance at March 31, 2003                                      110,725           $2.40
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

     The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (D):

                                                 Amount
                                                 ------
        Balance at March 31, 2000              2,636,000           $4.41
        Granted                                   10,000           $2.25
        Exercised                                     --              --
        Cancelled/Expired                             --              --
                                               ---------
        Balance at March 31, 2001              2,646,000           $4.41
        Granted                                  620,000           $2.43
        Exercised                                     --              --
        Canceled/Expired                      (1,000,000)          $8.00
                                               ---------
        Balance at March 31, 2002              2,266,000           $2.28
        Granted                                  780,000           $1.86
        Exercised                                     --              --
        Canceled/Expired                              --              --
        Balance at March 31, 2003              3,046,000           $2.15
                                               =========

The following table summarizes information about these options and warrants outstanding at March 31, 2003:

                                                                                     Options And
                   Options and Warrants Outstanding                              Warrants Exercisable
                   --------------------------------                              --------------------

      Range of                       Weighted Average      Weighted Average                Weighted Average
    Exercise Prices       Amount       Exercise Price       Remaining Life      Amount       Exercise Price
    ---------------       ------       --------------       --------------      ------       --------------
       $1.38-$2.81      2,940,725           $2.06                6              1,997,944       $2.12
       $3.13-$4.56        202,000           $3.23                4                202,000       $3.23
             $6.75         10,000           $6.75                4                 10,000       $6.75
             $8.00          4,000           $8.00                2                  4,000       $8.00
                        ---------           -----                               ---------       -----
                        3,156,725           $2.16                5              2,213,944       $2.25
                        =========           =====                               =========       =====

     The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $54,000, $54,000, and $53,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

11.  BASIC AND DILUTED EARNINGS PER COMMON SHARE
     -------------------------------------------

     The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                              2003          2002              2001
                                                                           ----------   -----------       ----------
         Net income (loss)                                                 $5,474,459   ($5,655,401)       $3,925,659
                                                                           ==========   ===========       ===========
         Weighted average number of shares outstanding used in basic
             earnings per share calculation                                 9,849,156     9,973,046        10,068,422
                                                                           ==========   ===========       ===========
         Basic net income (loss) per common share                              $0.56         ($0.57)            $0.39
                                                                           ==========   ===========       ===========
         Weighted average number of shares outstanding used in basic
             earnings per share calculation                                 9,849,156     9,973,046        10,068,422
         Effect of dilutive securities: (1)
         Stock options and warrants, net of treasury shares acquired          330,708            --           320,630
                                                                           ----------   -----------        ----------
         Weighted average number of shares outstanding used in
             diluted earnings per share calculation                        10,179,864     9,973,046        10,389,052
                                                                           ==========   ===========       ==========
         Diluted net income per common share                                    $0.54        ($0.57)            $0.38
                                                                           ==========   ===========       ===========
         Antidilutive securities not included in diluted earnings per share computation:
            Options and warrants to purchase common stock                   1,171,072     1,255,566         1,301,850
                                                                           ==========   ===========       ===========
            Exercise Price                                                $2.44-$8.00   $2.25-$8.00       $2.81-$8.00
                                                                          ===========   ===========       ===========

     (1) The calculation of diluted loss per share was the same as the basic loss per share for the year ended March 31, 2002, since the inclusion of potential common stock in the computation would be antidilutive.

12.  LITIGATION SETTLEMENT
     ---------------------

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

     The Company has recorded the settlement in the accompanying consolidated statement of operations for the year ended March 31, 2003, net of certain expenses as follows:

          Proceeds from settlement                                 $4,000,564
          Less expenses directly related to the claim
            and incurred during the period April 1, 2002
            through March 31, 2003:
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

13.  CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:
     --------------------------------------------------

     During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                                        2003           2002            2001
                                        ----           ----            ----
           PERRY ELLIS                   75%            67%             69%
           OCEAN PACIFIC                 10%            12%              3%
           ANIMALE                        7%            13%             16%
           FRED HAYMAN                    6%             8%             11%

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

     During the years ended March 31, 2003 and 2002, one unrelated customer accounted for approximately 19% and 14%, respectively, of the Company's net sales. No unrelated customer accounted for more than 10% of the Company's net sales during the year ended March 31, 2001.

     Revenues from Perfumania represented 18%, 26%, and 32% of the Company's net sales during the years ended March 31, 2003, 2002, and 2001, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania's financial condition, converts certain trade receivables into subordinated notes receivable. (See Note 2 for a detailed discussion of a previous conversion of trade receivables into notes receivable from Perfumania). During the years ended March 31, 2003 and 2002, revenues from other related parties represented approximately 12% and 9%, respectively, of the Company's net sales.

     During the first quarter of 2003, Perfumania's reported operations and liquidity position have suffered some deterioration which is explained by Perfumania's management in its public reports as resulting from, among other factors, general economic and industry conditions. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management's evaluation, no allowances have been recorded as of March 31, 2003. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

     Gross sales to international customers totaled approximately $38,364,000, $31,329,000, and $30,726,000, for the years ended March 31, 2003, 2002, and
     2001, respectively. At March 31, 2003 and 2002, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $4,897,000 and $4,388,000, respectively.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ----------------------------------------------

     The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 2003 and 2002 (in thousands, except per share amounts).

                                                                            Quarter  Ended
                                                  -----------------------------------------------------------------
                                                     June 30,      September 30,       December 31,      March 31,
                                                       2002             2002               2002            2003
                                                  ------------     ------------        ------------     -----------
           Net Sales                                  $19,826        $18.007            $19,781          $14,640
           Gross margin                                 9,633          8,686             10,104            7,959
           Net income                                   1,116          3,110                107            1,141
           Income per common share:
                 Basic                                $  0.11          $0.31              $0.01            $0.12
                 Diluted                              $  0.11          $0.31              $0.01            $0.12

                                                                            Quarter  Ended
                                                  -----------------------------------------------------------------
                                                     June 30,      September 30,       December 31,        March 31,
                                                       2001            2001                2001              2002
                                                  ------------     ------------        ------------     -----------
           Net Sales                                  $18,013        $19,041            $16,280          $16,667
           Gross margin                                 9,555          9,185              6,783            8,717
           Net (loss) income                           (1,717)         1,414             (6,155)             803
           Income (loss) per common share:
                 Basic                                $ (0.17)       $  0.14            $ (0.62)         $  0.08
                 Diluted                              $ (0.17)       $  0.13            $ (0.62)         $  0.08

15.  SUBSEQUENT EVENTS:
     ------------------

     On May 20, 2003, Parlux Fragrances, Inc. (the "Company") received a Tender Offer Proposal (the "Proposal"), dated May 19, 2003, from Quality King Distributors, Inc. ("Quality King") and Ilia Lekach, the Chairman and Chief Executive Officer of the Company, to form a new entity to acquire all the outstanding shares of common stock of the Company at a price of $4.00 per share in cash, which was a premium of 60% over the closing price of the common stock of $2.50 on that day. If the proposed Tender Offer is successful, the Company will become a private company. The Proposal is conditional upon the approval of the lenders to Quality King and the approval of the Board of Directors of the Company of actions specified by
     Section 203 of the Delaware General Corporation Law.

     On May 22, 2003, at a special Board of Directors meeting, the Board appointed an Independent Directors Committee to evaluate and negotiate the Proposal, and to ultimately vote to approve or disapprove the proposed Tender Offer. The Independent Committee consists of Messrs. Glenn Gopman and David Stone, and Ms. Esther Egozi Choukroun. The Independent Committee had engaged legal counsel to assist in this matter.

     On June 13, 2003, the Board of Directors received a letter from Quality King withdrawing its Proposal due to the inability to obtain approval of the proposed transaction from its lenders.

     Additionally, on June 4, 2003, the Company was served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint names Parlux Fragrances, Inc. as a defendant along with all of the Company's Board of Directors, except Mr. David Stone. The Complaint seeks to enjoin the defendants from consummating the Proposal, and seeks to have the acquisition rescinded if it is consummated. In addition, the Complaint seeks unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys. The defendants are currently scheduled to file a written response to the Complaint on July 23, 2003.

     The Company and the named defendants have engaged Delaware counsel and intend to vigorously defend the action. Management believes that the Complaint is without merit. In addition, the Proposal, which precipitated the Complaint, has been withdrawn. However, there can be no assurance of the ultimate outcome.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Balance at beginning of  Additions charged to      Net                Balance at
     Description                          period         costs and expenses     Deductions          end of period
-------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2003
           --------------
Reserves for:
Doubtful accounts                      $    103,470        $    200,000        $     (8,955)        $    312,425
Sales returns                               648,236           4,534,429           4,581,979              600,686
Demonstration and co-op
  advertising allowances                    678,649           4,313,357           4,171,558              820,448
                                       ------------        ------------        ------------         ------------
                                       $  1,430,355        $  9,047,786        $  8,744,582         $  1,733,559
                                       ============        ============        ============         ============
Reserve for inventory shrinkage
  and obsolescence                     $  2,140,460        $    600,000        $    392,552         $  2,347,908
                                       ============        ============        ============         ============
Reserve for prepaid
   promotional supplies                $    966,580        $    320,000        $    500,530         $    786,050
                                       ============        ============        ============         ============

Year ended March 31, 2002
           --------------
Reserves for:
Doubtful accounts                      $    571,848        $    590,000        $  1,058,378         $    103,470
Sales returns                               537,195           4,229,790           4,118,749              648,236
Demonstration and co-op
  advertising allowances                    812,961           3,666,788           3,801,100              678,649
                                       ------------        ------------        ------------         ------------
                                       $  1,922,004        $  8,486,578        $  8,978,227         $  1,430,355
                                       ============        ============        ============         ============
Reserve for inventory shrinkage
  and obsolescence                     $  2,804,773        $  1,400,000        $  2,064,313         $  2,140,460
                                       ============        ============        ============         ============
Reserve for prepaid
   promotional supplies                $    396,580        $    570,000        $         --         $    966,580
                                       ============        ============        ============         ============

Year ended March 31, 2001
           --------------
Reserves for:
Doubtful accounts                      $  1,921,229        $  1,567,000        $  2,916,381         $    571,848
Sales returns                               421,162           3,127,030           3,010,997              537,195
Demonstration and co-op
  advertising allowances                    977,415           5,228,315           5,392,769              812,961
                                       ------------        ------------        ------------         ------------
                                       $  3,319,806        $  9,922,345        $ 11,320,147         $  1,922,004
                                       ============        ============        ============         ============
Reserve for inventory shrinkage
  and obsolescence                     $  1,519,694        $  1,500,000        $    214,921         $  2,804,773
                                       ============        ============        ============         ============
Reserve for prepaid
   promotional supplies                $    600,000        $    100,000        $    303,420         $    396,580
                                       ============        ============        ============         ============