Form 10-Q
period 2003-06-30
PARLUX FRAGRANCES INC
filed 2003-08-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          _____________________________
                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         June 30, 2003
                                             -------------
                                    Or______

{ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE
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
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
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

Yes __X__  No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 13, 2003, 8,554,259 shares of the issuer's common stock were outstanding.

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

On June 13, 2003, the Board of Directors received a letter from Quality King withdrawing its Proposal due to its inability to obtain approval of the proposed transaction from its lenders.

In addition, see Legal Proceedings on page 5 for further discussion.

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

Critical Accounting Policies and Estimates
------------------------------------------

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2003 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes of these critical accounting policies, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

Results of Operations
---------------------

Comparison of the three-month period ended June 30, 2003 with the three-month
-----------------------------------------------------------------------------
period ended June 30, 2002.
---------------------------

During the quarter ended June 30, 2003, net sales decreased 15% to $16,941,789 as compared to $19,825,736 for the same period for the prior year. The decrease is mainly attributable to the $1,799,902 reduction in gross sales of Animale brand products (which brand was sold during January 2003) and $1,062,815 reduction in gross sales of Jockey brand products which were launched during the prior year period.

Net sales to unrelated customers decreased 24% to $10,841,603, compared to $14,275,667 for the same period in the prior year, as a result of the reductions discussed above. Sales to related parties increased 10% to $6,100,186 compared to $5,550,069 for the same period in the prior year.

Cost of goods sold increased as a percentage of net sales from 51% for the quarter ended June 30, 2002 to 53% for the current comparable period. The increase was mainly attributable to the increase in sales to related parties as a percentage of total net sales, as these sales have a higher cost of goods. Cost of goods sold on sales to unrelated customers and related parties approximated 51% and 56%, respectively, for the current period, as compared to 48% and 61%, respectively, for the same period in the prior year.

Operating expenses decreased by 11% compared to the same period in the prior year from $7,640,049 to $6,823,131, increasing as a percentage of net sales from 39% to 40%. Advertising and promotional expenses decreased 17% to $2,730,019 compared to $3,273,356 in the prior year period, decreasing as a percentage of net sales from 17% to 16%. Selling and distribution costs decreased 10% to $1,538,424 in the current period compared to $1,711,454 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses increased by 3% compared to the prior year period from $1,481,302 to $1,518,774, increasing as a percentage of net sales from 7% to 9%. The increase is mainly attributable to an increase in health insurance premiums and non-recurring charitable contributions, offset by a reduction in legal fees and bad debt expense. Depreciation and amortization decreased slightly during the current period from $348,991 to $344,711. Royalties decreased by 16% in the current period, in line with the decrease in net sales, remaining relatively constant at 4% of net sales.

As a result of the above, operating income decreased to $1,222,629 or 7% of net sales for the current period, compared to $1,993,415 or 10% of net sales for the same period in the prior year. Net interest expense decreased to $65,622 in the current period as compared to $193,348 for the same period in the prior year. The decrease reflects the reduction in average amounts outstanding under on our line of credit as compared to the prior year.

Income before taxes for the current period was $1,157,007 compared to $1,800,067 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $717,344 or 4% of net sales for the current period, compared to $1,116,042 or 6% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $42,591,233 as of June 30, 2003, compared to $39,656,571 at March 31, 2003, primarily as a result of the current period's net income and the increase in the market value of our investment in affiliate.

Consistent with prior years, our operations for the three months ended June 30, 2003, resulted in a use of cash, which was mainly attributable to the increase in inventories and receivables from related parties, typical of the seasonality of our business. The use of cash was funded by increased borrowings under our line of credit.

As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares were purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003, by our current Board of Directors. As of March 31, 2003, we repurchased an additional 1,476,700 shares at a cost of $4,469,593. No shares were purchased during the current quarter. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005. Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's $14 million credit facility with General Electric Capital Corporation (GECC). Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes, and Depreciation (EBITDA)", as defined in the Loan Agreement.

At June 30, 2003, based on the borrowing base at that date, the credit line amounted to $13,703,000 and, accordingly, we had approximately $5,032,000 available under the credit line excluding the effect of restricted cash of $2,024,000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------    ------------------------------------------------------------

During the quarter ended June 30, 2003, there have been no material changes in the information about the Company's market risks as of March 31, 2003, as set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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

PART II.   OTHER INFORMATION
--------   -----------------

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

On June 4, 2003, we were served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint names Parlux Fragrances, Inc. as a defendant along with all of our Board of Directors, except Mr. David Stone. The Complaint seeks to enjoin the defendants from consummating the Tender Offer Proposal discussed on Page 2, and seeks to have the acquisition rescinded if it is consummated. In addition, the Complaint seeks unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys. The defendants are currently scheduled to file a written response to the Complaint on August 23, 2003.

The Company and the named defendants have engaged Delaware counsel to vigorously defend the action. We believe that the Complaint is without merit. The Tender Offer Proposal, which precipitated the Complaint, has been withdrawn; nevertheless, there can be no assurance of the ultimate outcome.

There are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a) Exhibit No.    Description
    -----------    -----------

     10.65 Subordinated Secured Note Agreement, dated June 30, 2003, between the Company and Perfumania, Inc.

     32.1         Certification of Chief Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2         Certification of Chief Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K have been issued during the period:

          o Report dated May 28, 2003, relating to the Proposal Letter from Ilia Lekach and Quality King Distributors, Inc.

          o Report dated June 17, 2003, relating to the Letter of Withdrawal from Quality King Distributors, Inc.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                                                                      June 30,      March 31,
ASSETS                                                                  2003          2003
---------------------------------------------                      ------------    -----------

CURRENT ASSETS:
  Cash and cash equivalents                                        $    271,776    $    137,023
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,771,000 and  $1,734,000, respectively                           4,877,370       3,751,570
  Trade receivable from related parties                              10,201,134      11,933,952
  Notes receivable, related party                                     5,000,000              --
  Notes receivable, current portion                                   2,182,803       2,182,135
  Notes receivable, officer                                             760,045         742,884
  Inventories                                                        28,451,354      26,281,297
  Prepaid expenses and other current assets, net                      6,015,142       7,007,410
  Investment in affiliate                                             2,820,633       1,361,164
                                                                   ------------    ------------

    TOTAL CURRENT ASSETS                                             60,580,257      53,397,435
Equipment and leasehold improvements, net                             1,470,544       1,668,284
Trademarks, licenses and other intangibles, net                       8,161,803       8,231,145
Notes receivable, less current portion                                1,023,536       1,524,204
Other                                                                   283,504         373,666
                                                                   ------------    ------------

    TOTAL ASSETS                                                   $ 71,519,644    $ 65,194,734
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

CURRENT LIABILITIES:
  Borrowings, current portion                                      $  7,874,098    $  4,858,378
  Accounts payable                                                    9,676,916       7,420,405
  Income taxes payable                                                       --         279,610
  Accrued expenses                                                      438,010       1,182,471
                                                                   ------------    ------------

    TOTAL CURRENT LIABILITIES                                        17,989,024      13,740,864
Borrowings, less current portion                                             --         102,096
Deferred tax liability                                                1,058,479       1,058,479
                                                                   ------------    ------------

    TOTAL LIABILITIES                                                19,047,503      14,901,439
                                                                   ------------    ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at June 30, 2003 and
   March 31, 2003                                                            --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,048,090 and 18,046,840 shares issued at June 30, 2003
   and March 31, 2003, respectively                                     180,481         180,468
  Additional paid-in capital                                         74,086,041      74,084,335
  Retained earnings                                                   3,988,723       3,271,379
  Accumulated other comprehensive income (loss)                         803,484        (656,299)
                                                                   ------------    ------------
                                                                     79,058,729      76,879,883
  Less - 9,493,831 shares of common stock in treasury,
   at cost, at June 30, 2003 and March 31, 2003                     (26,586,588)    (26,586,588)
                                                                   ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                       52,472,141      50,293,295
                                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 71,519,644    $ 65,194,734
                                                                   ============    ============

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                           Three Months Ended June 30,
                                                         ---------------------------------

                                                              2003              2002
                                                         ---------------   ---------------
Net sales:
   Unrelated customers                                    $ 10,841,603    $ 14,275,667
   Related parties                                           6,100,186       5,550,069
                                                          ------------    ------------

                                                            16,941,789      19,825,736
Cost of goods sold, including $1,090,873 and $1,214,429
 of promotional items in 2003 and 2002, respectively         8,896,029      10,192,272
                                                          ------------    ------------

Gross margin                                                 8,045,760       9,633,464
                                                          ------------    ------------

Operating expenses:
  Advertising and promotional                                2,730,019       3,273,356
  Selling and distribution                                   1,538,424       1,711,454
  General and administrative                                 1,518,774       1,481,302
  Depreciation and amortization                                344,711         348,991
  Royalties                                                    691,203         824,946
                                                          ------------    ------------

  Total operating expenses                                   6,823,131       7,640,049
                                                          ------------    ------------

Operating income                                             1,222,629       1,993,415


Interest income                                                 36,824          15,784
Interest expense and bank charges                             (102,446)       (209,132)
                                                          ------------    ------------

Income before income taxes                                   1,157,007       1,800,067

Income taxes provision                                        (439,663)       (684,025)
                                                          ------------    ------------

Net income                                                $    717,344    $  1,116,042
                                                          ============    ============



Income per common share:
     Basic                                                $       0.08    $       0.11
                                                          ============    ============
     Diluted                                              $       0.08    $       0.11
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------

                        THREE MONTHS ENDED JUNE 30, 2003
                        --------------------------------
                                   (Unaudited)


                                                        COMMON STOCK
                                               ------------------------------ ADDITIONAL
                                                  NUMBER          PAR          PAID-IN        RETAINED
                                                  ISSUED         VALUE         CAPITAL        EARNINGS
                                               ------------   ------------   ------------   ------------



BALANCE at March 31, 2003                        18,046,840   $    180,468   $ 74,084,335   $  3,271,379


  Comprehensive income:
   Net income                                            --             --             --        717,344
   Unrealized holding gain on
    investment in affiliate                              --             --             --             --
   Foreign currency translation adjustment               --             --             --             --

    Total comprehensive income                           --             --             --             --

   Issuance of common stock upon exercise of
    employee stock options                            1,250             13          1,706             --
                                               ------------   ------------   ------------   ------------

BALANCE at June 30, 2003                         18,048,090   $    180,481   $ 74,086,041   $  3,988,723
                                               ============   ============   ============   ============


[RESTUB]
                                                ACCUMULATED
                                                   OTHER
                                                COMPREHENSIVE     TREASURY
                                               (LOSS) INCOME (1)   STOCK           TOTAL
                                                 ------------    ------------    ------------



BALANCE at March 31, 2003                        $   (656,299)   $(26,586,588)   $ 50,293,295
                                                                                 ------------

  Comprehensive income:
   Net income                                              --              --         717,344
   Unrealized holding gain on
    investment in affiliate                         1,459,469              --       1,459,469
   Foreign currency translation adjustment                314              --             314
                                                                                 ------------
    Total comprehensive income                             --              --       2,177,127
                                                                                 ------------
   Issuance of common stock upon exercise of
    employee stock options                                 --              --           1,719
                                                 ------------    ------------    ------------

BALANCE at June 30, 2003                         $    803,484    $(26,586,588)   $ 52,472,141
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                             Three Months Ended June 30,
                                                                             ---------------------------

                                                                              2003              2002
                                                                           -----------       -----------

Cash flows from operating activities:
Net income                                                                 $   717,344       $ 1,116,042
                                                                           -----------       -----------

Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation and amortization                                                  344,711           348,991
Provision for doubtful accounts                                                 30,000            60,000
Provision for prepaid promotional supplies and inventory obsolescence          180,000           481,550
Changes in assets and liabilities:
   Increase in trade receivables - customers                                (1,146,800)         (928,610)
   Increase in note and trade receivables - related parties                 (3,276,182)       (3,615,324)
   Decrease in notes receivable                                                500,000                --
   Decrease in income tax receivable                                                --           665,034
   Increase in inventories                                                  (2,320,057)       (3,196,183)
   Decrease in prepaid expenses and other current assets                       962,268           769,862
   Decrease (increase) in other non-current assets                              90,162            (9,132)
   Increase in accounts payable                                              2,256,511         1,057,352
   (Decrease) increase in accrued expenses and income taxes payable         (1,024,070)          231,046
                                                                           -----------       -----------

            Total adjustments                                               (3,403,457)       (4,135,414)
                                                                           -----------       -----------

                  Net cash used in operating activities                     (2,686,113)       (3,019,372)
                                                                           -----------       -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                              (77,630)          (45,550)
                                                                           -----------       -----------

                  Net cash used in investing activities                        (77,630)          (45,550)
                                                                           -----------       -----------

Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit, net                       3,106,878         3,229,804
Payments - note payable to Fred Hayman Beverly Hills                          (193,254)         (179,778)
Payments - notes payable to Bankers Capital Leasing                                 --           (48,582)
Net increase in notes receivable from officer                                  (17,161)           (1,510)
Proceeds from issuance of common stock, net                                      1,719             1,031
                                                                           -----------       -----------

                  Net cash provided by financing activities                  2,898,182         3,000,965
                                                                           -----------       -----------


Effect of exchange rate changes on cash                                            314               654
                                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents                           134,753           (63,303)
Cash and cash equivalents, beginning of period                                 137,023           164,793
                                                                           -----------       -----------

Cash and cash equivalents, end of period                                   $   271,776       $   101,490
                                                                           ===========       ===========

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 30, 2003.

B. STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of income, as all warrants and options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                    For the three months ended June 30,
                                       2003                    2002
                                       ----                    ----
Net income:
   As reported                       $717,344               $1,116,042
   Proforma                          $636,998               $1,111,344
Basic net income per share:
    As reported                         $0.08                    $0.11
    Proforma                            $0.07                    $0.11
Diluted net income per share:
    As reported                         $0.08                    $0.11
    Proforma                            $0.07                    $0.11

C. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                       June 30, 2003        March 31, 2003
                                       -------------        --------------
Finished products                       $15,430,086           $15,873,033
Components and packaging material         9,156,231             7,642,649
Raw material                              3,865,037             2,765,615
                                        -----------           -----------
                                        $28,451,354           $26,281,297
                                        ===========           ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,213,000 and $2,409,000 at June 30, 2003 and March 31, 2003, respectively.

D. TRADEMARKS, LICENSES AND OTHER INTANGIBLES

Trademarks, licenses and other intangibles are attributable to the following brands:

                                       June 30, 2003        March 31, 2003
                                       -------------        --------------
Owned Brands:
  Fred Hayman Beverly Hills ("FHBH")     $2,820,361           $2,820,361
  Animale                                   122,965              122,965
  Other                                     216,546              216,546
Licensed Brands:
  Perry Ellis                             7,963,560            7,963,560
                                         ----------           ----------
                                         11,123,432           11,123,432

Less: accumulated amortization           (2,961,629)          (2,892,287)
                                         ----------           ----------
                                         $8,161,803           $8,231,145
                                         ==========           ==========

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. In accordance with the note's security agreement, the Company will continue to store and control certain component and raw material inventory until the balance of the note is less than $500,000. As of June 30, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $1,166,667 ($1,666,667 at March 31, 2003) relating to this transaction.

As part of the agreement the Company did not sell the inventory of Chaleur d'Animale, Animale brand's newest product introduction. The Company maintains the rights to manufacture and distribute Chaleur d'Animale on a royalty-free basis, until January 2005.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $169,356, plus interest at prime plus 1%, commencing January 2004. As of June 30, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $1,016,136 and $1,023,536 ($515,468 and $1,524,204 at March 31, 2003) of current and long-term receivables respectively, relating to this transaction.

The Sublicense Agreement excludes the rights to "273 Indigo", the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, will transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee is required to purchase the inventory and promotional materials relating to the new fragrance additions for a price equal to our book value, up to $500,000.

E. BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                                                        June 30, 2003      March 31, 2003
                                                                        -------------      --------------
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 3.75% or prime (4.0% at June 30, 2003) plus 1%
at the Company's option, net of restricted cash of $2,023,705 and
$1,477,841 at June 30, 2003 and March 31, 2003, respectively.             $7,074,008         $3,967,130

Note payable to Fred Hayman Beverly Hills, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest, through June
2004.                                                                        772,091            965,345

Capital lease payable to Bankers Leasing, collateralized by certain warehouse equipment, payable in quarterly installments of $33,992,
including interest, with the final payment made in July 2003.                 27,999             27,999
                                                                          ----------          ---------
                                                                           7,874,098          4,960,474

Less: long-term borrowings                                                        --           (102,096)
                                                                          ----------          ---------
Borrowings, current portion                                               $7,874,098         $4,858,378
                                                                          ==========         ==========

On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at the Company's option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes, and Depreciation (EBITDA)", as defined in the Loan Agreement..

At June 30, 2003, based on the borrowing base at that date, the credit line amounted to $13,703,000 and, accordingly, the Company had approximately $5,032,000 available under the credit line excluding the effect of restricted cash of $2,024,000.

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

F. RELATED PARTIES TRANSACTIONS

Prior to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Company had made several personal loans to its chairman and chief executive officer, Mr. Ilia Lekach. These loans, which were consolidated into one note agreement on April 1, 2002, became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was effected via an offset of amounts due Mr. Lekach under his regular compensation arrangement. Sarbanes-Oxley prohibits the Company from renewing or amending the loan, as well as issuing new loans to Company officers and directors.

On July 15, 2003, Mr. Lekach repaid the entire loan balance of $742,884, plus accrued interest through that date. Accordingly, the note receivable from officer balance as of June 30, 2003 has been recorded as a current asset in the accompanying condensed consolidated balance sheet, and the corresponding balance as of March 31, 2003 has been reclassified for comparative purposes from a reduction in stockholders' equity, as previously presented, to a current asset.

The Company had net sales of $4,013,355 and $3,921,425 during the three-month periods ended June 30, 2003 and June 30, 2002, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $9,412,112 and $5,000,000, respectively, at June 30, 2003 ($11,426,977 and $0, respectively at March 31, 2003). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the $5,000,000 subordinated note receivable discussed below which bears interest at prime plus 1%.

During the first quarter of 2003, Perfumania's reported operations and liquidity position have suffered some deterioration which is explained by Perfumania's management in its public reports as resulting from, among other factors, general economic and industry conditions. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. In recent public press releases, Perfumania indicated that it had returned to positive comparable store sales for the months of June and July, 2003. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management's evaluation, no allowances have been recorded as of June 30, 2003. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

On July 1, 1999, Perfumania and the Company's Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse split discussed below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock of ECMV. During the quarter ended June 30, 2001, the Company recorded a non-cash charge to earnings of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse split discussed below), as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse split discussed below). As a result of this non-cash reduction of the cost basis of the Company's investment, the Company reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2001.

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares of ECMV. As of June 30, 2003, the fair market value of the investment in ECMV was $2,820,633 ($7.46 per share after the reverse split).

As of June 30, 2003, the Company and Perfumania entered into a $5 million subordinated note agreement which converted $5 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $250,000 each month from July through October 2003, $500,000 on November 30, 2003, $3,000,000 on December 31, 2003, and $250,000 on
each of January 31, 2004, and February 29, 2004. Accrued interest is paid with each principal installment.

During the three months ended June 30, 2003 and 2002, the Company had net sales of $2,086,831 and $1,628,644, respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of June 30, 2003 and March 31, 2003, trade receivables from related parties includes $789,022 and $506,975, respectively, from these customers.

G. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                 2003             2002
                                                                                 ----             ----

Net income                                                                    $   717,344      $ 1,116,042
                                                                              ===========      ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,553,284        9,976,276
                                                                              ===========      ===========

Basic net income per common share                                             $      0.08      $      0.11
                                                                              ===========      ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,553,284        9,976,276
Effect of dilutive securities:
Stock options and warrants                                                        849,841          125,352
                                                                              -----------      -----------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                       9,403,125       10,101,628
                                                                              ===========      ===========
Diluted net income per common share                                           $      0.08      $      0.11
                                                                              ===========      ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                     216,000        1,274,450
                                                                              ===========      ===========

Exercise Price                                                                $3.13-$8.00      $2.08-$8.00
                                                                              ===========      ===========

H. CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                             Three-months ended June 30,
                                             ---------------------------
                 Cash paid for:                 2003            2002
                                                ----            ----
                     Interest                 $102,583        $209,000
                     Income taxes             $803,092        $ 19,000

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2003:

     - The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000, as discussed in Note F.

     - An unrealized holding gain of $1,459,469 on the investment in affiliate

Three months ended June 30, 2002:

     -    An unrealized holding gain of $661,677 on the investment in affiliate.

I. INCOME TAXES

The provision for income taxes for the periods ended June 30, 2003 and 2002 reflects an effective tax rate of approximately 38%.

J. LICENSE AND DISTRIBUTION AGREEMENTS

As of June 30, 2003 and March 31, 2003, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

K. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after June 30, 2003, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after June 30, 2003 and adoption of the disclosure requirements are effective for the Company during the fourth quarter ending March 31, 2003. The Company does not expect that the adoption of FIN 45 will have a significant impact on its consolidated financial statements.

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

L. LEGAL PROCEEDINGS

On June 4, 2003, the Company was served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint names Parlux Fragrances, Inc. as a defendant along with all of the Company's Board of Directors, except Mr. David Stone. The Complaint seeks to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company's Chairman and Chief Executive Officer, to acquire the Company's common stock, and seeks to have the acquisition rescinded if it is consummated. In addition, the Complaint seeks unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys. The defendants are currently scheduled to file a written response to the Complaint on August 23, 2003.

The Company and the named defendants have engaged Delaware counsel to vigorously defend the action. Management believes that the Complaint is without merit. The Tender Offer Proposal, which precipitated the Complaint, has been withdrawn; nevertheless, there can be no assurance of the ultimate outcome.

There are no other proceedings pending against the Company which, if determined adversely to us, would have a material effect on our financial position or results of operations.

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

Date: August 14, 2003