Form 10-Q/A
period 2003-06-30
PARLUX FRAGRANCES INC
filed 2003-08-25
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          _____________________________
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a) Exhibit No.    Description
    -----------    -----------

     10.65 Subordinated Secured Note Agreement, dated June 30, 2003, between the Company and Perfumania, Inc.*

     31.1         Certification of Chief Executive Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification of Chief Financial Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1         Certification of Chief Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2         Certification of Chief Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
* Previously filed.

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

Date: August 25, 2003