Form 10-Q
period 2003-09-30
PARLUX FRAGRANCES INC
filed 2003-11-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q

( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

                                       Or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number: 0-15491

                            PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            ( Exact name of registrant as specified in its charter )

           DELAWARE                                      22-2562955
--------------------------------             -----------------------------------
( State or other jurisdiction of             ( IRS employer identification no. )
  incorporation or organization )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                 33312
------------------------------------------            ------------
( Address of principal executive offices )            ( Zip code )

Registrant's telephone number, including area code: 954-316-9008

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
Yes   X    No
    -----     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
    -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 13, 2003, 8,208,559 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.    Financial Statements
-------    --------------------

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                                                                          September 30,        March 31,
ASSETS                                                                        2003               2003
------------------------------------------------------------              -------------      ------------

CURRENT ASSETS:

  Cash and cash equivalents                                               $    454,639       $    137,023

  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,375,000 and  $1,734,000, respectively                                  4,519,022          3,751,570

  Trade receivable from related parties                                     13,353,993         11,933,952
  Note receivable, related party                                             4,250,000                 --
  Notes receivable, current portion                                          2,360,714          2,182,135
  Note receivable, officer                                                          --            742,884
  Inventories                                                               31,767,301         26,281,297
  Prepaid expenses and other current assets, net                             6,977,896          7,007,410
  Investment in affiliate                                                    5,024,962          1,361,164
                                                                          ------------       ------------
    TOTAL CURRENT ASSETS                                                    68,708,527         53,397,435

Equipment and leasehold improvements, net                                    1,476,940          1,668,284
Trademarks, licenses and other intangibles, net                              8,090,980          8,231,145
Notes receivable, less current portion                                         515,468          1,524,204
Other                                                                          201,700            373,666
                                                                          ------------       ------------
    TOTAL ASSETS                                                          $ 78,993,615       $ 65,194,734
                                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------

CURRENT LIABILITIES:

  Borrowings, current portion                                             $  8,535,618       $  4,858,378
  Accounts payable                                                          12,562,826          7,420,405
  Income taxes payable                                                         667,792            279,610
  Accrued expenses                                                             906,574          1,182,471
                                                                          ------------       ------------
    TOTAL CURRENT LIABILITIES                                               22,672,810         13,740,864

Borrowings, less current portion                                                    --            102,096
Deferred tax liability                                                       1,255,315          1,058,479
                                                                          ------------       ------------
    TOTAL LIABILITIES                                                       23,928,125         14,901,439
                                                                          ------------       ------------
COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :

  Preferred  stock,   $0.01  par  value,   5,000,000  shares
   authorized,  0 shares issued and outstanding at September
   30, 2003 and March 31, 2003                                                      --                 --

  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,049,590 and 18,046,840 shares issued at
   September 30, 2003 and March 31, 2003, respectively                         180,496            180,468

  Additional paid-in capital                                                74,088,807         74,084,335
  Retained earnings                                                          5,390,572          3,271,379
  Accumulated other comprehensive income (loss)                              2,810,896           (656,299)
                                                                          ------------       ------------
                                                                            82,470,771         76,879,883
  Less - 9,727,131 and  9,493,831  shares of common stock in treasury,  at cost,  at September  30, 2003 and March 31,
   2003, respectively                                                     (27,405,281)       (26,586,588)
                                                                          ------------       ------------

    TOTAL STOCKHOLDERS' EQUITY                                              55,065,490         50,293,295
                                                                          ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 78,993,615       $ 65,194,734
                                                                          ============       ============

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                   (Unaudited)

                                                               Three Months Ended September 30,     Six Months Ended September 30,
                                                               --------------------------------     ------------------------------
                                                                    2003               2002             2003             2002
                                                                ------------      ------------      ------------     ------------
Net sales:
   Unrelated customers                                          $  7,391,521      $ 11,408,210      $ 18,233,124     $ 25,683,877
   Related parties                                                10,860,211         6,599,418        16,960,397       12,149,487
                                                                ------------      ------------      ------------     ------------
                                                                  18,251,732        18,007,628        35,193,521       37,833,364

Cost of goods sold, including $339,714 and $1,430,587 of
 promotional items for the three and six months ended
 September 30, 2003, respectively ($459,020 and $1,673,449,
 respectively, in 2002)                                            9,459,498         9,321,881        18,355,527       19,412,603
                                                                ------------      ------------      ------------     ------------
Gross margin                                                       8,792,234         8,685,747        16,837,994       18,420,761
                                                                ------------      ------------      ------------     ------------
Operating expenses:
  Advertising and promotional                                      2,438,576         3,027,831         5,168,595        6,301,187
  Selling and distribution                                         1,549,550         1,710,481         3,087,974        3,421,935
  General and administrative                                       1,390,626         1,358,729         2,909,400        2,617,730
  Depreciation and amortization                                      316,500           344,328           661,211          693,319
  Royalties                                                          786,155           852,085         1,477,358        1,677,031
                                                                ------------      ------------      ------------     ------------
  Total operating expenses                                         6,481,407         7,293,454        13,304,538       14,711,202
                                                                ------------      ------------      ------------     ------------
Operating income                                                   2,310,827         1,392,293         3,533,456        3,709,559

Interest income                                                       76,300            16,474           113,124           32,258
Interest expense and bank charges                                   (126,080)         (257,969)         (228,526)        (467,101)
Litigation settlement, net of expenses                                     0         3,865,934                --        3,542,083
                                                                ------------      ------------      ------------     ------------
Income before income taxes                                         2,261,047         5,016,732         3,418,054        6,816,799

Income tax provision                                                (859,198)       (1,906,359)       (1,298,861)      (2,590,384)
                                                                ------------      ------------      ------------     ------------
Net income                                                      $  1,401,849      $  3,110,373      $  2,119,193     $  4,226,415
                                                                ============      ============      ============     ============
Income per common share:
     Basic                                                      $       0.17      $       0.31      $       0.25     $       0.42
                                                                ============      ============      ============     ============
     Diluted                                                    $       0.15      $       0.31      $       0.22     $       0.42
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------

                       SIX MONTHS ENDED SEPTEMBER 30, 2003
                       -----------------------------------
                                   (Unaudited)


                                                                    COMMON STOCK
                                                           ----------------------------     ADDITIONAL
                                                              NUMBER           PAR            PAID-IN        RETAINED
                                                              ISSUED          VALUE           CAPITAL        EARNINGS
                                                           ------------    ------------    ------------    -----------
 BALANCE at March 31, 2003                                   18,046,840    $    180,468    $ 74,084,335    $  3,271,379

  Comprehensive income:
   Net income                                                        --              --              --       2,119,193
   Unrealized holding gain on
    investment in affiliate                                          --              --              --              --
   Foreign currency translation adjustment                          233             233

    Total comprehensive income                                5,586,388

   Issuance of common stock upon exercise of
    employee stock options                                        2,750              28           4,472           4,500

   Purchase of 233,300 shares of treasury
    stock, at cost                                             (818,693)       (818,693)
                                                           ------------    ------------    ------------    ------------
BALANCE at September 30, 2003                                18,049,590    $    180,496    $ 74,088,807    $  5,390,572
                                                           ============    ============    ============    ============

[Restubbed]
                                                              ACCUMULATED
                                                                OTHER
                                                             COMPREHENSIVE         TREASURY
                                                           (LOSS) INCOME (1)         STOCK               TOTAL
                                                           -----------------     ------------        ------------
 BALANCE at March 31, 2003                                   $   (656,299)       $(26,586,588)       $ 50,293,295
                                                                                                     ------------
  Comprehensive income:
   Net income                                                          --                  --           2,119,193
   Unrealized holding gain on
    investment in affiliate                                     3,466,962                  --           3,466,962
   Foreign currency translation adjustment                            233                                     233
                                                                                                     ------------
    Total comprehensive income                                                                          5,586,388
                                                                                                     ------------
   Issuance of common stock upon exercise of
    employee stock options                                                                                  4,500
   Purchase of 233,300 shares of treasury stock, at cost                             (818,693)           (818,693)
                                                             ------------        ------------        ------------
BALANCE at September 30, 2003                                $  2,810,896        $(27,405,281)       $ 55,065,490
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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                 Six Months Ended September 30,
                                                                 ------------------------------
                                                                     2003              2002
                                                                 -----------       -----------
Cash flows from operating activities:
Net income                                                       $ 2,119,193       $ 4,226,415
                                                                 -----------       -----------

Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation and amortization                                        661,211           693,319
Provision for doubtful accounts                                       60,000           120,000
Provision for prepaid promotional supplies
 and inventory obsolescence                                        1,130,000           692,154

Changes in assets and liabilities:
   Increase in trade receivables - customers                        (827,452)       (1,683,095)
   Increase in note and trade receivables - related parties       (5,670,041)       (5,218,914)
   Decrease (increase) in notes receivable                           830,157        (4,000,564)
   Increase in inventories                                        (6,356,004)       (4,185,501)
   Increase in prepaid expenses and other current assets            (230,486)         (179,417)
   Decrease (increase) in other non-current assets                   171,966            (7,849)
   Increase in accounts payable                                    5,142,421         3,581,551
   Increase in accrued expenses and income taxes payable             112,285         2,995,398
                                                                 -----------       -----------
       Total adjustments                                          (4,975,943)       (7,192,918)
                                                                 -----------       -----------
           Net cash used in operating activities                  (2,856,750)       (2,966,503)
                                                                 -----------       -----------
Cash flows from investing activities:
Purchases of equipment and leasehold improvements                   (329,702)         (416,815)
                                                                 -----------       -----------
           Net cash used in investing activities                    (329,702)         (416,815)
                                                                 -----------       -----------
Cash flows from financing activities:
Proceeds - note payable to GMAC Commercial Credit, net             3,993,175         3,785,848
Payments - note payable to Fred Hayman Beverly Hills                (390,032)         (362,835)
Payments - notes payable to Bankers Capital Leasing                  (27,999)          (98,201)
Net decrease in note receivable from officer                         742,884             7,566
Purchases of treasury stock                                         (818,693)               --
Proceeds from issuance of common stock, net                            4,500             2,406
                                                                 -----------       -----------
           Net cash provided by financing activities               3,503,835         3,334,784
                                                                 -----------       -----------
Effect of exchange rate changes on cash                                  233               743
                                                                 -----------       -----------
Net increase (decrease) in cash and cash equivalents                 317,616           (47,791)
Cash and cash equivalents, beginning of period                       137,023           164,793
                                                                 -----------       -----------
Cash and cash equivalents, end of period                         $   454,639       $   117,002
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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on June 30, 2003.

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                       For the three months               For the six months
                                        ended September 30,                ended September 30,
                                       2003             2002             2003            2002
                                    ----------       ----------       ----------       ----------
Net income:
   As reported                      $1,401,849       $3,110,373       $2,119,193       $4,226,415
   Proforma                         $1,358,088       $3,105,675       $1,995,087       $4,217,019
Basic net income per share:
    As reported                          $0.17            $0.31            $0.25            $0.42
    Proforma                             $0.16            $0.31            $0.23            $0.42
Diluted net income per share:
    As reported                          $0.15            $0.31            $0.22            $0.42
    Proforma                             $0.14            $0.31            $0.21            $0.42


C. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                            September 30, 2003   March 31, 2003
                                            ------------------   --------------
Finished products                               $19,725,805       $15,873,033
Components and packaging material                 8,656,126         7,642,649
Raw material                                      3,385,370         2,765,615
                                                -----------       -----------
                                                $31,767,301       $26,281,297
                                                ===========       ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,160,000 and $2,409,000 at September 30, 2003 and March 31, 2003,
respectively.

D. Trademarks, Licenses and Other Intangibles

Trademarks, licenses and other intangibles are attributable to the following brands:

                                             September 30, 2003   March 31, 2003
                                             ------------------   --------------
Owned Brands:
  Fred Hayman Beverly Hills ("FHBH")            $  2,820,361       $  2,820,361
  Animale                                            122,965            122,965
  Other                                              216,546            216,546
Licensed Brands:
  Perry Ellis                                      7,963,560          7,963,560
                                                ------------       ------------
                                                  11,123,432         11,123,432
Less: accumulated amortization                    (3,032,452)        (2,892,287)
                                                ------------       ------------
                                                $  8,090,980       $  8,231,145
                                                ============       ============

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. In accordance with the note's security agreement, the Company will continue to store and control certain component and raw material inventory until the balance of the note is less than $500,000. As of September 30, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $836,510 ($1,666,667 at March 31, 2003) relating to this transaction.

As part of the agreement, the Company did not sell the inventory of Chaleur d'Animale, Animale brand's newest product introduction. The Company maintains the rights to manufacture and distribute Chaleur d'Animale on a royalty-free basis, until January 2005.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004. As of September 30, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $1,524,204 and $515,468 ($515,468 and $1,524,204 at March 31, 2003) of current and long-term receivables respectively, relating to this transaction.

The Sublicense Agreement excluded the rights to "273 Indigo", the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to the new fragrance additions for a price equal to our book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to "273 Indigo", and the Company may continue to manufacture and distribute "273" Indigo" products.

E. Borrowings - Banks and Others

The composition of borrowings is as follows:

                                                                     September 30,       March 31,
                                                                          2003             2003
                                                                     -------------      -----------
Revolving credit facility payable to GMAC Commercial Credit
LLC, interest at LIBOR plus 3.75% or prime (4.0% at September
30, 2003) plus 1% at the Company's option, net of restricted cash of $4,591,438 and $1,477,841 at September 30, 2003 and
March 31, 2003, respectively                                          $ 7,960,305       $ 3,967,130

Note payable to Fred Hayman Beverly Hills, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest,
through June 2004                                                         575,313           965,345

Capital lease payable to Bankers Leasing, collateralized by
certain warehouse equipment, payable in quarterly installments of $33,992, including interest, with the final payment made in
July 2003                                                                      --            27,999
                                                                      -----------       -----------
                                                                        8,535,618         4,960,474
Less: long-term borrowings                                                     --          (102,096)
                                                                      -----------       -----------
Borrowings, current portion                                           $ 8,535,618       $ 4,858,378
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

At September 30, 2003, based on the borrowing base at that date, the credit line amounted to $17,773,000 and, accordingly, the Company had approximately $5,270,000 available under the credit line excluding the effect of restricted cash of $4,591,000.

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

As of September 30, 2003, the Company was not in compliance with the financial covenant relating to minimum EBITDA for the trailing twelve-month period, and requested a waiver of this non compliance from GMACCC. On November 7, 2003, the waiver was granted by GMACCC.

Management believes that the Company will be able to comply with the loan covenants, and funds from operations and its existing financing will be sufficient to meet the Company's operating needs for the foreseeable future.

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

On July 15, 2003, Mr. Lekach repaid the entire loan balance of $742,884, plus accrued interest through that date. Accordingly, the note receivable from officer balance as of March 31, 2003 has been reclassified for comparative purposes from a reduction in stockholders' equity, as previously presented, to a current asset.

The Company had net sales of $13,708,371 and $8,041,778 during the six-month periods ended September 30, 2003 and September 30, 2002 ($9,695,015 and $4,120,354 during the three months ended September 30, 2003 and September 30,
2002), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $12,904,428 and $4,250,000, respectively, at September 30, 2003 ($11,426,977 and $0, respectively, at March 31, 2003). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

During the first half of 2003, Perfumania's reported operations and liquidity position have suffered some deterioration which is explained by Perfumania's management in its public reports as resulting from, among other factors, general economic and industry conditions. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. In recent public press releases, Perfumania indicated that it had returned to positive comparable store sales for the months of June through August 2003, but attained negative comparable store sales during September 2003, the result, in part, of problems encountered with the relocation of its distribution center. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management's evaluation, no allowances have been recorded as of September 30, 2003. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

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

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares of ECMV. As of September 30, 2003, the fair market value of the investment in ECMV was $5,024,962 ($13.29 per share after the reverse split).

As of June 30, 2003, the Company and Perfumania entered into a $5 million subordinated note agreement which converted $5 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $250,000 each month from July through October 2003, $500,000 on November 30, 2003, $3,000,000 on December 31, 2003, and $250,000 on
each of

January 31, 2004, and February 29, 2004. Accrued interest is paid with each principal installment. As of September 30, 2003, all payments have been received as scheduled.

During the six months ended September 30, 2003 and 2002, the Company had net sales of $3,252,026 and $4,107,709 ($1,165,196 and $2,479,064 during the three-months ended September 30, 2003 and 2002), respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of September 30, 2003 and March 31, 2003, trade receivables from related parties includes $449,565 and $506,975, respectively, from these customers.

G. Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2003                2002
                                                -----------         -----------
Net income                                      $ 1,401,849         $ 3,110,373
                                                ===========         ===========
Weighted average number of shares
   outstanding used in basic earnings
   per share calculation                          8,472,362           9,977,179
                                                ===========         ===========
Basic net income per common share               $      0.17         $      0.31
                                                ===========         ===========
Weighted average number of shares
   outstanding used in basic earnings
   per share calculation                          8,472,362           9,977,179

Effect of dilutive securities:
Stock options and warrants                        1,116,227             163,973
                                                -----------         -----------
Weighted average number of shares
   outstanding used in diluted earnings
   per share calculation                          9,588,585          10,141,152
                                                ===========         ===========
Diluted net income per common share             $      0.15         $      0.31
                                                ===========         ===========
Antidilutive securities not included in
   diluted earnings per share
   computation:

Options and warrants to purchase common
   stock                                             36,000           1,240,475
                                                ===========         ===========
Exercise Price                                  $4.00-$8.00         $2.25-$8.00
                                                ===========         ===========

                                                 Six Months Ended September 30,
                                                --------------------------------
                                                    2003                2002
                                                -----------         -----------
Net income                                      $ 2,119,193         $ 4,226,415
                                                ===========         ===========
Weighted average number of shares
   outstanding used in basic earnings
   per share calculation                          8,512,602           9,976,731
                                                ===========         ===========
Basic net income per common share               $      0.25         $      0.42
                                                ===========         ===========
Weighted average number of shares
   outstanding used in basic earnings
   per share calculation                          8,512,602           9,976,731

Effect of dilutive securities:
Stock options and warrants                          985,803             143,689
                                                -----------         -----------
Weighted average number of shares
   outstanding used in diluted earnings
   per share calculation                          9,498,405          10,120,420
                                                ===========         ===========
Diluted net income per common share             $      0.22         $      0.42
                                                ===========         ===========
Antidilutive securities not included in
   diluted earnings per share
   computation:

Options and warrants to purchase common
   stock                                            216,000           1,240,475
                                                ===========         ===========
Exercise Price                                  $3.13-$8.00         $2.25-$8.00
                                                ===========         ===========


H. Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                        Six-months ended September 30,
                        ------------------------------
                            2003            2002
                          --------        --------
     Cash paid for:
       Interest           $229,852        $467,719
       Income taxes       $910,679        $ 24,029

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2003:

     - The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000, as discussed in Note F.

     - An unrealized holding gain of $3,466,962 on the investment in affiliate.

Six months ended September 30, 2002:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000.

     -    An unrealized holding gain of $623,867 on the investment in affiliate.

I. Income Taxes

The provision for income taxes for the periods ended September 30, 2003 and 2002 reflects an effective tax rate of approximately 38%.

J. License and Distribution Agreements

As of September 30, 2003 and March 31, 2003, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

Effective November 1, 2003, the Company entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products under the GUESS? Trademarks on a worldwide basis. The initial term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

Under the GUESS? Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first GUESS? Fragrance will be marketed during Spring 2005.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after June 30, 2003 and adoption of the disclosure requirements are effective for the Company during the fourth quarter ending March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of APB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on the Company's results of operations and financial condition.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.

This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial statements.

L. Legal Proceedings

On June 4, 2003, the Company was served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Company's Board of Directors, except Mr. David Stone. The Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company's Chairman and Chief Executive Officer, to acquire the Company's common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys.

The Company and the named defendants engaged Delaware counsel to vigorously defend the action, and the action was voluntarily dismissed on September 11, 2003.

On May 8, 2001, and amended on June 8, 2001, the Company filed a legal complaint against a component supplier to recover out-of-pocket costs and damages resulting from the supplier having delivered faulty components for two of its fragrances. Out-of-pocket costs to refurbish the products were included in cost of goods for the years ended March 31, 2002 and 2001.

On September 25, 2002, the parties entered into a settlement agreement whereby the Company would receive cash consideration of $3,958,000 from the supplier's insurance carrier, plus an additional $42,564 from the supplier. These funds were received on October 7, 2002, and the suit was dismissed.

The Company has recorded the settlement in the accompanying condensed consolidated statements of income for the periods ended September 30, 2002, net of certain expenses as follows:

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

Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products under the GUESS? Trademarks on a worldwide basis. The initial term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

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

Critical Accounting Policies and Estimates
------------------------------------------

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2003 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes on these critical accounting policies, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

Results of Operations
---------------------

Comparison of the three-month period ended September 30, 2003 with the
----------------------------------------------------------------------
three-month period ended September 30, 2002.
--------------------------------------------

During the quarter ended September 30, 2003, net sales increased 1% to $18,251,732 as compared to $18,007,628 for the same period for the prior year. The increase is mainly attributable to the launch of "360 Red" for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $1,345,158 in total Perry Ellis brand gross sales from $13,747,815 to $15,092,973, and the launch of "OP Blend", which resulted in an increase in total Ocean Pacific brand gross sales of $1,379,259. These increases were offset by the reduction in gross sales of Animale and Fred Hayman Beverly Hills ("FHBH") brand products of $965,623 and $1,578,208, respectively (which brands were sold and sublicensed during January and March 2003, respectively), and a $375,591 reduction in gross sales of Jockey brand products which were launched during the prior year period.

Net sales to unrelated customers decreased 35% to $7,391,521, compared to $11,408,210 for the same period in the prior year, as a result of the reductions discussed above. Sales to related parties increased 65% to $10,860,211 compared to $6,599,418 for the same period in the prior year, as brands which were originally launched in the U.S. department store market reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company's channels.

Cost of goods sold remained relatively constant at 52% of net sales for the quarter ended September 30, 2003 compared to the prior year comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 53% and 51%, respectively, for the current period, as compared to 48% and 58%, respectively, for the same period in the prior year. The increase in cost of goods sold to unrelated customers for the current period was due to the purchase of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. The prior year period also included the sale of certain close-out merchandise to related parties at lower margins.

Operating expenses decreased by 11% compared to the same period in the prior year from $7,293,454 to $6,481,407, decreasing as a percentage of net sales from 41% to 36%. Advertising and promotional expenses decreased 19% to $2,438,576 compared to $3,027,831 in the prior year period, decreasing as a percentage of net sales from 17% to 13%. The prior year period included promotional costs for "Perry" by Perry Ellis for men and women, which launched during the Fall of 2002. No such major launches occurred during the current year period. Selling and distribution costs decreased 9% to $1,549,550 in the current period compared to $1,710,481 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 8%. The decrease was mainly attributable to a reduction in commissions paid to an international sales representative who previously sold FHBH products in the Caribbean and to reduced commissions to a sales representative in Mexico. During the current period, the Company increased its focus on the Mexican marketplace and engaged a distributor for the region in lieu of a commissioned representative. General and administrative expenses increased by 2% compared to the prior year period from $1,358,729 to $1,390,626, remaining relatively constant at 8% of net sales. Depreciation and amortization decreased by 8% during the current period from $344,328 to $316,500. Royalties decreased by 8% in the current period, decreasing as a percentage of net sales from 5% to 4%, as a result of reaching sliding scale levels faster during the current period.

As a result of the above, operating income increased to $2,310,827 or 13% of net sales for the current period, compared to $1,392,293 or 8% of net sales for the same period in the prior year. Net interest expense decreased to $49,780 in the current period as compared to $241,495 for the same period in the prior year. The decrease reflects the reduced prime rate and a lower average balance outstanding under our line of credit as compared to the prior year, coupled with increased interest income generated on notes receivable.

Income before taxes for the current period was $2,261,047 compared to $5,016,732 in the same period for the prior year. The prior year period includes other income of $3,865,934 in connection with the settlement of a lawsuit with a supplier, which was filed during 2001. Giving effect to the tax provision, we earned net income of $1,401,849 for the current period compared to $3,110,373 in the comparable period of the prior year.

Comparison of the six-month period ended September 30, 2003 with the six-month
------------------------------------------------------------------------------
period ended September 30, 2002.
--------------------------------

During six months ended September 30, 2003, net sales decreased 7% to $35,193,521 as compared to $37,833,364 for the same period for the prior year. The decrease was mainly attributable to the reduction in gross sales of Animale and FHBH brand products of $2,765,526 and $1,642,500, respectively (which brands were sold and sublicensed during January and March 2003, respectively) and a $1,438,406 reduction in gross sales of Jockey brand products which were launched during the prior year period. These decreases were offset by the launch of "360 Red" for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $903,417 in total Perry Ellis brand gross sales from $27,957,075 to $28,860,222, and the launch of "OP Blend", which resulted in an increase in total Ocean Pacific brand gross sales of $999,753.

Net sales to unrelated customers decreased 29% to $18,233,124, compared to $25,683,877 for the same period in the prior year, as a result of the reductions discussed above. Sales to related parties increased 40% to $16,960,397 compared to $12,149,487 for the same period in the prior year, as brands which were originally launched in the U.S. department store market reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company's channels.

Cost of goods sold increased as a percentage of net sales from 51% for the six months ended September 30, 2002 to 52% for the current comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 52% and 53%, respectively, for the current period, as compared to 48% and 59%, respectively, for the same period in the prior year. The increase in cost of goods sold to unrelated customers for the current period was due to the purchase of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. The prior year period also included the sale of certain close-out merchandise to related parties at lower margins.

Operating expenses decreased by 10% compared to the same period in the prior year from $14,711,202 to $13,304,538, decreasing as a percentage of net sales from 39% to 38%. Advertising and promotional expenses decreased 18% to $5,168,595 compared to $6,301,187 in the prior year period, decreasing as a percentage of net sales from 17% to 15%. The prior year period included promotional costs for "Perry" by Perry Ellis for men and women, which launched during the Fall of 2002. No such major launches occurred during the current year period. Selling and distribution costs decreased 10% to $3,087,974 in the current period compared to $3,421,935 for the same period of the prior year, remaining relatively constant at 9% of net sales. The decrease was mainly attributable to a reduction in commissions paid to an international sales representative who previously sold FHBH products in the Caribbean and to reduced commissions to a sales representative in Mexico. During the current period, the Company increased its focus on the Mexican marketplace and engaged a distributor for the region in lieu of a commissioned representative. General and administrative expenses increased by 11% compared to the prior year period from $2,617,730 to $2,909,400, increasing as a percentage of net sales from 7% to 8%. The increase is mainly attributable to an increase in health insurance premiums and non-recurring charitable contributions, offset by a reduction in legal fees and bad debt expense. Depreciation and amortization decreased by 5% during the current period from $693,319 to $661,211. Royalties decreased by 12% in the current period as a result of the decrease in net sales, remaining relatively constant at 4% of net sales.

As a result of the above, operating income decreased to $3,533,456 or 10% of net sales for the current period, compared to $3,709,559 or 10% of net sales for the same period in the prior year. Net interest expense decreased to $115,402 in the current period as compared to $434,843 for the same period in the prior year. The decrease reflects the reduced prime rate and a lower average balance outstanding under our line of credit as compared to the prior year, coupled with increased interest income generated on notes receivable.

Income before taxes for the current period was $3,418,054 compared to $6,816,799 in the same period for the prior year. The prior year period includes other income of $3,542,083 in connection with the settlement of a lawsuit we filed in 2001 against a supplier. Giving effect to the tax provision, we earned net income of $2,119,193 for the current period, compared to $4,226,415 in the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $46,035,717 as of September 30, 2003, compared to $39,656,571 at March 31, 2003, primarily as a result of the current period's net income and the increase in the market value of our investment in affiliate.

Consistent with prior years, our operations for the six months ended September 30, 2003, resulted in a use of cash, which was mainly attributable to the increase in inventories and receivables from related parties, typical of the seasonality of our business. The use of cash was funded by increased borrowings under our line of credit.

As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares had been purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003, by our current Board of Directors. As of March 31, 2003, we repurchased an additional 1,476,700 shares at a cost of $4,469,593. During the six months ended September 30, 2003, we repurchased an additional 233,300 shares at a cost of $818,693. The accompanying condensed consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

At September 30, 2003, based on the borrowing base at that date, the credit line amounted to $17,773,000 and, accordingly, we had approximately $5,270,000 available under the credit line excluding the effect of restricted cash of $4,591,000.

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

As of September 30, 2003, we are not in compliance with the financial covenant relating to minimum EBITDA for the trailing twelve-month period and we requested a waiver from GMACCC. On November 7, 2003, the waiver was granted by GMACCC.

Management believes that it will be able to comply with the loan covenants and funds from operations and our existing financing will be sufficient to meet our operating needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
------- -----------------------------------------------------------

During the quarter ended September 30, 2003, there have been no material changes in the information about the Company's market risks as of March 31, 2003, as set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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

PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings
        -----------------

On June 4, 2003, we were served with a shareholder's class action complaint (the "Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The Complaint named Parlux Fragrances, Inc. as a defendant along with all of our Board of Directors, except Mr. David Stone. The Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, our Chairman and Chief Executive Officer, to acquire the Company's common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys.

The Company and the named defendants engaged Delaware counsel to vigorously defend the action, and the action was voluntarily dismissed on September 11, 2003.

There are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On October 7, 2003, the Company held its Annual Meeting. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors
------------------------------------

The seven nominees named in the proxy statement were elected with each director receiving more than 95% of the votes cast.

Ratification of Deloitte & Touche LLP, as Independent Auditors
--------------------------------------------------------------

Over 99% of the votes were cast in favor of the proposal.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibit No.  Description
    -----------  -----------
       10.66 License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.")

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

        31.2     Certification of Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1     Certification of Chief Executive Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2     Certification of Chief Financial Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K have been issued during the period:

     o Report dated August 13, 2003, relating to the Company's earnings release for the quarter ended June 30, 2003.

     o Report dated September 9, 2003, relating to the distribution agreement with Five Star Fragrance Company, Inc.

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

Date: November 14, 2003