Form 10-Q
period 2003-12-31
PARLUX FRAGRANCES INC
filed 2004-02-17
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                    FORM 10-Q
( Mark One )

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2003
                                               -----------------
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

        Registrant's telephone number, including area code 954-316-9008
                                                           -------------

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

         Indicate with an "X" whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 16, 2004, 7,982,770 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

See pages 9 to 22

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

Under the GUESS? Agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first GUESS? fragrance will be marketed during Fall 2005.

No other material change in our contractual obligations, outside the ordinary course of business, has occurred during the periods covered by this report.

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

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 2003 with the three-month period ended December 31, 2002.

During the quarter ended December 31, 2003, net sales increased 30% to $25,763,661 as compared to $19,780,626 for the same period for the prior year. The increase is mainly attributable to (1) the launch of "Perry m", "Perry f", and "360 Red" for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $5,097,625 in total Perry Ellis brand gross sales from $17,281,535 to $22,379,160, and, (2) the launch of "Ocean Pacific" for men and "OP Blend" for men and women, which resulted in an increase in total Ocean Pacific brand gross sales of $1,630,374. These increases were offset by the reduction in gross sales of Animale and Fred Hayman Beverly Hills ("FHBH") brand products of $826,769 and $549,742, respectively (which brands were sold and sublicensed during January and March 2003, respectively), and a $244,942 reduction in gross sales of Jockey brand products which were launched during the prior year period. The Jockey license agreement expires on December 31, 2004, and we do not anticipate significant sales of such products during the remaining term.

Net sales to unrelated customers decreased 18% to $12,009,892, compared to $14,734,673 for the same period in the prior year mainly, as a result of the reductions discussed above. Additionally, the prior year period included the launch of "Perry Man" and "Perry Woman". Sales to related parties increased 173% to $13,753,769 compared to $5,045,953 for the same period in the prior year, as brands, which were originally launched in the U.S. department store market over the last few years reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company's channels. We anticipate that this trend in distribution channels will continue until the launch of a new Perry Ellis brand fragrance product, and the launch of the initial GUESS? fragrance product, both of which are anticipated during the Fall and Winter 2005 season.

Our overall cost of goods sold remained relatively stable as a percentage of net sales at 50% for the quarter ended December 31, 2003 compared to 49% for the prior year comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 47% and 53%, respectively, for the current period, as compared to 48% and 51%, respectively, for the same period in the prior year. The increase in cost of goods sold to related customers for the current period was due to the sale of certain close-out merchandise to related parties at lower margins.

Operating expenses increased by 3% compared to the same period in the prior year from $9,754,360 to $10,008,656, decreasing as a percentage of net sales from 49% to 39%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses decreased 11% to $5,030,498 compared to $5,641,440 in the prior year period, decreasing as a percentage of net sales from 29% to 20%. The prior year period included promotional costs for "Perry Man" and "Perry Woman", which launched during the Fall of 2002. No such major launches occurred during the current year period. Selling and distribution costs increased 8% to $1,840,649 in the current period compared to $1,705,630 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 7%. The increase was mainly attributable to a decrease in inventory overhead absorption of approximately $90,000 during the current year period resulting from a reduction in the overhead capitalization rate coupled with a reduction in total on-hand inventory. General and administrative expenses increased by 23% compared to the prior year period from $1,226,365 to $1,507,916, remaining at a relatively constant 6% of net sales. The increase was mainly attributable to increases in employee salaries and a decrease in overhead absorption of approximately $125,000, as discussed above.

Depreciation and amortization decreased by 11% during the current period from $343,561 to $307,167. Royalties increased by 58% in the current period, increasing as a percentage of net sales from 4% to 5% as a result of minimum royalty requirements on Jockey brand products.

As a result of the above factors, operating income increased to $2,800,630 or 11% of net sales for the current period, compared to $349,887 or 2% of net sales for the same period in the prior year. Net interest expense decreased to $79,266 in the current period as compared to $177,598 for the same period in the prior year. The decrease reflects a lower average balance outstanding under our line of credit as compared to the prior year.

Income before taxes for the current period was $2,721,364 compared to $172,289 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $1,687,246 or 7% of net sales for the current period compared to $106,820 or 1% of net sales in the comparable period of the prior year.

Comparison of the nine-month period ended December 31, 2003 with the nine-month period ended December 31, 2002.

During the nine months ended December 31, 2003, net sales increased 6% to $60,957,182 as compared to $57,613,990 for the same period for the prior year. The increase is mainly attributable to (1) the launch of "Perry m", Perry f", and "360 Red" for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $6,000,772 in total Perry Ellis brand gross sales from $45,238,610 to $51,239,382, and, (2) the launch of Ocean Pacific for men and "OP Blend" for men and women, which resulted in an increase in total Ocean Pacific brand gross sales of $2,630,127. These increases were offset by the reduction in gross sales of Animale and FHBH brand products of $3,592,295 and $2,192,242, respectively (which brands were sold and sublicensed during January and March 2003, respectively) and a $1,683,348 reduction in gross sales of Jockey brand products which were launched during the prior year period. The Jockey license agreement expires on December 31, 2004, and we do not anticipate significant sales of such products during the remaining term.

Net sales to unrelated customers decreased 25% to $30,243,016, compared to $40,418,550 for the same period in the prior year, as a result of the reductions discussed above. Additionally, the prior year period included the launch of "Perry Man" and "Perry Woman". Sales to related parties increased 79% to $30,714,166 compared to $17,195,440 for the same period in the prior year, as brands, which were originally launched in the U.S. department store market over the last few years reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company's channels. We anticipate that this trend in distribution channels will continue until the launch of a new Perry Ellis brand fragrance product, and the launch of the initial GUESS? fragrance product, both of which are anticipated during the Fall and Winter 2005 season.

Our overall cost of goods sold remained relatively stable as a percentage of net sales, increasing from 50% for the nine months ended December 31, 2002 to 51% for the current comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 50% and 53%, respectively, for the current period, as compared to 48% and 57%, respectively, for the same period in the prior year. The increase in cost of goods sold to unrelated customers for the current period was due to the purchase by unrelated parties of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. The current year period also includes the sale of a higher percentage of basic stock items to related parties, which result in higher margins.

Operating expenses decreased by 5% compared to the same period in the prior year from $24,465,562 to $23,313,194, decreasing as a percentage of net sales from 42% to 38%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses decreased 15% to $10,199,093 compared to $11,942,627 in the prior year period, decreasing as a percentage of net sales from 21% to 17%. The prior year period included promotional costs for "Perry Man" and "Perry Woman", which launched during the Fall of 2002. No such major launches occurred during the current year period. Selling and distribution costs decreased 4% to $4,928,623 in the current period compared to $5,127,565 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 8%. The decrease was mainly attributable to a reduction in commissions paid to an international sales representative who previously sold FHBH products in the Caribbean and to reduced commissions to a sales representative in Mexico. These reductions will not continue to effect future periods. During the current period, the Company increased its focus on the Mexican marketplace and engaged a distributor for the region in lieu of a commissioned representative. This distributor is owned and operated by relatives of our Chairman and Chief Executive Officer. General and administrative expenses increased by 15% compared to the prior year period from $3,844,095 to $4,417,316, remaining at a relatively constant 7% of net sales. The increase is mainly attributable to increases in employee salaries, health insurance premiums, legal fees, and non-recurring charitable contributions, offset by a reduction in bad debt expense. Depreciation and amortization decreased by 7% during the current period from $1,036,880 to $968,378. Royalties increased by 11% in the current period, increasing as a percentage of net sales from 4% to 5% as a result of minimum royalty requirements on Jockey brand products.

As a result of the above factors, operating income increased to $6,334,086 or 10% of net sales for the current period, compared to $4,059,446 or 7% of net sales for the same period in the prior year. Net interest expense decreased to $194,668 in the current period as compared to $612,441 for the same period in the prior year. The decrease reflects the reduced prime rate and a lower average balance outstanding under our line of credit as compared to the prior year, coupled with increased interest income generated on notes receivable.

Income before taxes for the current period was $6,139,418 compared to $6,989,088 in the same period for the prior year. The prior year period includes other income of $3,542,083 in connection with the settlement of a lawsuit we filed in 2001 against a supplier. Giving effect to the tax provision, we earned net income of $3,806,439 for the current period, compared to $4,333,235 in the comparable period of the prior year.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $48,249,337 as of December 31, 2003, compared to $39,656,571 at March 31, 2003, primarily as a result of the current period's net income and the increase in the market value of our investment in affiliate, offset by the purchase of treasury stock, as discussed below.

Consistent with the prior year comparable period, our operations for the nine months ended December 31, 2003, resulted in positive cash from operations, which was used to pay down debt, purchase treasury stock, as well as for other general corporate purposes.

On February 4, 2004, we filed with the Securities and Exchange Commission a registration statement on Form S-3, in order to register 1,306,000 shares of our common stock on behalf of certain selling shareholders. All of the shares are shares issuable, or that were already issued, upon the exercise of warrants held by the selling shareholders. Although we will not receive any of the proceeds from any subsequent resale of the shares, we would receive approximately $2,800,000 if all of the warrants are exercised.

As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares had been purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003, by our Board of Directors. As of March 31, 2003, we repurchased an additional 1,476,700 shares at a cost of $4,469,593. During the nine months ended December 31, 2003, we repurchased an additional 560,850 shares at a cost of $1,982,183. The accompanying condensed consolidated balance sheets also reflect an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005. Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company's previous $14 million credit facility with General Electric Capital Corporation. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes, and Depreciation (EBITDA)", as defined in the Loan Agreement.

At December 31, 2003, based on the borrowing base at that date, the credit line amounted to $16,731,000 and, accordingly, we had approximately $6,588,000 available under the credit line excluding the effect of restricted cash of $7,434,000.

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

As of September 30, 2003, we were not in compliance with the financial covenant relating to minimum EBITDA for the trailing twelve-month period and we requested a waiver from GMACCC. On November 7, 2003, the waiver was granted by GMACCC. As of December 31, 2003, we were in compliance with the loan covenants.

Management believes that funds from operations and our existing financing will be sufficient to meet our operating needs for the foreseeable future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended December 31, 2003, there have been no material changes in the information about the Company's market risks as of March 31, 2003, as set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Parlux Fragrances, Inc.'s (the "Company") Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective.

There were no changes in the Company's internal controls or procedures or in other factors during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 8, 2003, we were served with a complaint (the" Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

The Complaint seeks to enjoin the Company from continuing to enter into such transactions, seeks payment of costs and fees to Plaintiffs' counsel and other unstated relief.

Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. We expect to file our initial response at the end of February.

On June 4, 2003, we were served with a shareholder's class action complaint (the "June Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The June Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Company's Board of Directors, except Mr. David Stone. The June Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company's Chairman and Chief Executive Officer, to acquire the Company's common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the June Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys.

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

Nomination and Election of Directors
------------------------------------

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

           Nominee                    For           Against       Withheld       Abstain        Broker Non-Votes
           -------                    ---           -------       --------       -------        ----------------
Ilia Lekach                        7,432,515        401,862          -0-          -0-                -0-
Frank A.Buttacavoli                7,437,355        397,022          -0-          -0-                -0-
Frederick Purches                  7,436,355        398,022          -0-          -0-                -0-
Glenn Gopman                       7,744,722         89,655          -0-          -0-                -0-
Esther Egozi Choukroun             7,745,322         89,055          -0-          -0-                -0-
David Stone                        7,741,822         92,555          -0-          -0-                -0-
Jaya Kader Zebede                  7,743,202         91,175          -0-          -0-                -0-

Ratification of Deloitte & Touche LLP, as Independent Auditors
--------------------------------------------------------------

Votes were cast on the proposal as follows:

                                      For           Against       Withheld       Abstain        Broker Non-Votes
                                      ---           -------       --------       -------        ----------------
                                   7,825,922         4,425           -0-          4,030              -0-

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit #  Description
    ---------  -----------

     31.1 Certification of Chief Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K have been issued during the period:

     o Report dated November 13, 2003, relating to the Company's earnings release for the quarter ended September 30, 2003.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         December 31,          March 31,
ASSETS                                                                      2003                 2003
                                                                        ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $    683,728         $    137,023
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $2,866,000 and  $1,734,000, respectively                                4,073,994            3,751,570
  Trade receivable from related parties                                   14,586,179           11,933,952
  Note receivable, related party                                             500,000                 --
  Notes receivable, current portion                                        2,374,459            2,182,135
  Note receivable, officer                                                      --                742,884
  Inventories                                                             29,874,394           26,281,297
  Prepaid expenses and other current assets, net                           5,651,345            7,007,410
  Investment in affiliate                                                  5,728,203            1,361,164
                                                                        ------------         ------------

    TOTAL CURRENT ASSETS                                                  63,472,302           53,397,435

Equipment and leasehold improvements, net                                  1,278,810            1,668,284
Trademarks, licenses and other intangibles, net                            8,017,952            8,231,145
Notes receivable, less current portion                                          --              1,524,204
Other                                                                         69,645              373,666
                                                                        ------------         ------------

    TOTAL ASSETS                                                        $ 72,838,709         $ 65,194,734
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                           $  3,135,266         $  4,858,378
  Accounts payable                                                         9,883,205            7,420,405
  Income taxes payable                                                     1,159,913              279,610
  Accrued expenses                                                         1,044,581            1,182,471
                                                                        ------------         ------------

    TOTAL CURRENT LIABILITIES                                             15,222,965           13,740,864

Borrowings, less current portion                                                --                102,096

Deferred tax liability                                                     1,522,547            1,058,479
                                                                        ------------         ------------

    TOTAL LIABILITIES                                                     16,745,512           14,901,439
                                                                        ------------         ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at December 31, 2003 and
   March 31, 2003                                                               --                   --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   18,083,840 and 18,046,840 shares issued at December 31,
   2003 and March 31, 2003, respectively                                     180,838              180,468
  Additional paid-in capital                                              74,156,183           74,084,335
  Retained earnings                                                        7,077,818            3,271,379
  Accumulated other comprehensive income (loss)                            3,247,129             (656,299)
                                                                        ------------         ------------

                                                                          84,661,968           76,879,883
  Less - 10,054,681 and 9,493,831 shares of common stock in
   treasury, at cost, at December 31, 2003 and March 31, 2003,
   respectively                                                          (28,568,771)         (26,586,588)
                                                                        ------------         ------------


    TOTAL STOCKHOLDERS' EQUITY                                            56,093,197           50,293,295
                                                                        ------------         ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 72,838,709         $ 65,194,734
                                                                        ============         ============


            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three Months Ended December 31,           Nine Months Ended December 31,
                                                    ---------------------------------         ---------------------------------
                                                        2003                 2002                 2003                 2002
                                                    ------------         ------------         ------------         ------------
Net sales:
   Unrelated customers                              $ 12,009,892         $ 14,734,673         $ 30,243,016         $ 40,418,550
   Related parties                                    13,753,769            5,045,953           30,714,166           17,195,440
                                                    ------------         ------------         ------------         ------------

                                                      25,763,661           19,780,626           60,957,182           57,613,990

Cost of goods sold, including $1,082,352 and
  $2,512,939 of promotional items for the
  three and nine months ended December 31,
  2003, respectively ($1,219,060 and
  $2,892,509, respectively, in 2002)                  12,954,375            9,676,379           31,309,902           29,088,982
                                                    ------------         ------------         ------------         ------------

Gross margin                                          12,809,286           10,104,247           29,647,280           28,525,008
                                                    ------------         ------------         ------------         ------------

Operating expenses:
  Advertising and promotional                          5,030,498            5,641,440           10,199,093           11,942,627
  Selling and distribution                             1,840,649            1,705,630            4,928,623            5,127,565
  General and administrative                           1,507,916            1,226,365            4,417,316            3,844,095
  Depreciation and amortization                          307,167              343,561              968,378            1,036,880
  Royalties                                            1,322,426              837,364            2,799,784            2,514,395
                                                    ------------         ------------         ------------         ------------

  Total operating expenses                            10,008,656            9,754,360           23,313,194           24,465,562
                                                    ------------         ------------         ------------         ------------

Operating income                                       2,800,630              349,887            6,334,086            4,059,446

Interest income                                           55,628               55,363              168,752               87,621
Interest expense and bank charges                       (134,894)            (232,961)            (363,420)            (700,062)
Litigation settlement, net of expenses                      --                   --                   --              3,542,083
                                                    ------------         ------------         ------------         ------------

Income before income taxes                             2,721,364              172,289            6,139,418            6,989,088

Income tax provision                                  (1,034,118)             (65,469)          (2,332,979)          (2,655,853)
                                                    ------------         ------------         ------------         ------------

Net income                                          $  1,687,246         $    106,820         $  3,806,439         $  4,333,235
                                                    ============         ============         ============         ============


Income per common share:
     Basic                                          $       0.21         $       0.01         $       0.45         $       0.43
                                                    ============         ============         ============         ============
     Diluted                                        $       0.18         $       0.01         $       0.40         $       0.43
                                                    ============         ============         ============         ============


           See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)


                                        COMMON STOCK                                      ACCUMULATED
                                --------------------------   ADDITIONAL                      OTHER
                                    NUMBER         PAR        PAID-IN       RETAINED      COMPREHENSIVE    TREASURY
                                    ISSUED        VALUE       CAPITAL       EARNINGS    (LOSS) INCOME (1)    STOCK         TOTAL
                                ------------  ------------  -----------   ------------  ----------------- ------------  -----------


BALANCE at March 31, 2003         18,046,840  $    180,468  $74,084,335  $  3,271,379     $   (656,299)   $(26,586,588) $50,293,295
                                                                                                                        -----------
 Comprehensive income:
  Net income                            --            --           --       3,806,439             --              --      3,806,439
  Unrealized holding gain on
   investment in affiliate              --            --           --            --          3,902,971            --      3,902,971
  Foreign currency translation
   adjustment                           --            --           --            --                457            --            457
                                                                                                                        -----------
     Total comprehensive income                                                                                           7,709,867
                                                                                                                        -----------
  Issuance of common stock
   upon exercise of warrants          30,000           300       61,575          --               --              --         61,875
  Issuance of common stock
   upon exercise of
   employee stock options              7,000            70       10,273          --               --              --         10,343
  Purchase of 560,850 shares
   of treasury stock, at cost           --            --           --            --               --        (1,982,183)  (1,982,183)
                                ------------  ------------  -----------  ------------     ------------    ------------  -----------
BALANCE at December 31, 2003      18,083,840  $    180,838  $74,156,183  $  7,077,818     $  3,247,129    $(28,568,771) $56,093,197
                                ============  ============  ===========  ============     ============    ============  ===========


(1) Accumulated other comprehensive (loss) income includes unrealized holding gains and losses on investment in affiliate and foreign currency translation adjustments.

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended December 31,
                                                                              ------------------------------

                                                                                 2003                2002
                                                                              -----------         -----------
Cash flows from operating activities:
Net income                                                                    $ 3,806,439         $ 4,333,235
                                                                              -----------         -----------

Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                                                     968,378           1,036,880
Provision for doubtful accounts                                                    90,000             180,000
Provision for prepaid promotional supplies and inventory obsolescence           1,160,000             740,000
Changes in assets and liabilities:
   Increase in trade receivables - customers                                     (412,424)           (841,696)
   (Increase) decrease in note and trade receivables - related parties         (3,152,227)            693,366
   Decrease in notes receivable                                                 1,331,880                --
   Increase in inventories                                                     (4,463,097)         (1,945,971)
   Decrease (increase) in prepaid expenses and other current assets             1,066,065            (432,025)
   Decrease (increase) in other non-current assets                                304,021              (2,136)
   Increase (decrease) in accounts payable                                      2,462,800          (1,748,087)
   Increase in accrued expenses and income taxes payable                          742,413           2,896,871
                                                                              -----------         -----------

            Total adjustments                                                      97,809             577,202
                                                                              -----------         -----------

                  Net cash provided by operating activities                     3,904,248           4,910,437
                                                                              -----------         -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                                (365,711)           (559,642)
Cash received from Bal a Versailles brand sale                                       --               200,000
                                                                              -----------         -----------

                  Net cash used in investing activities                          (365,711)           (359,642)
                                                                              -----------         -----------

Cash flows from financing activities:
Payments - note payable to GMAC Commercial Credit, net                         (1,206,810)         (3,955,394)
Payments - note payable to Fred Hayman Beverly Hills                             (590,399)           (549,230)
Payments - notes payable to Bankers Capital Leasing                               (27,999)           (130,493)
Net decrease (increase) in note receivable from officer                           742,884              (8,359)
Purchases of treasury stock                                                    (1,982,183)               --
Proceeds from issuance of common stock, net                                        72,218              64,230
                                                                              -----------         -----------

                  Net cash used in financing activities                        (2,992,289)         (4,579,246)
                                                                              -----------         -----------


Effect of exchange rate changes on cash                                               457                 943
                                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents                              546,705             (27,508)
Cash and cash equivalents, beginning of period                                    137,023             164,793
                                                                              -----------         -----------

Cash and cash equivalents, end of period                                      $   683,728         $   137,285
                                                                              ===========         ===========

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                       For the three months            For the nine months
                                        ended December 31,              ended December 31,
                                       2003           2002            2003             2002
                                       ----           ----            ----             ----
Net income:
   As reported                   $   1,687,246    $   106,820    $   3,806,439    $   4,333,235

   Proforma                      $   1,589,596    $    88,359    $   3,585,032    $   4,305,380

Basic net income per share:
    As reported                  $        0.21    $      0.01    $        0.45    $        0.43
    Proforma                     $        0.19    $      0.01    $        0.43    $        0.43
Diluted net income per share:
    As reported                  $        0.18    $      0.01    $        0.40    $        0.43
    Proforma                     $        0.17    $      0.01    $        0.38    $        0.42

During October 2003, the Company granted to its independent directors, a total of 40,000 warrants to purchase the Company's common stock at a price of $3.60 per share, the closing price on the date of grant. The warrants are immediately exercisable into restricted stock and expire ten years from the grant date. These grants have been included in the above calculation and are a part of the compensation for independent directors.

C. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                            December 31, 2003    March 31, 2003
                                            -----------------    --------------
Finished products                             $17,857,609         $15,873,033
Components and packaging material               8,958,027           7,642,649
Raw material                                    3,058,757           2,765,615
                                              -----------         -----------
                                              $29,874,394         $26,281,297
                                              ===========         ===========

The cost of inventories includes product costs and handling charges, including allocation of the Company's applicable overhead in the approximate amount of $2,081,000 and $2,255,000 at December 31, 2003 and March 31, 2003, respectively.

D. TRADEMARKS, LICENSES AND OTHER INTANGIBLES

Trademarks, licenses and other intangibles are attributable to the following brands:

                                            December 31, 2003    March 31, 2003
                                            -----------------    --------------
Owned Brands:
  Fred Hayman Beverly Hills ("FHBH")          $ 2,820,361          $ 2,820,361
  Animale                                         122,965              122,965
  Other                                           216,546              216,546
Licensed Brands:
  Perry Ellis                                   7,963,560            7,963,560
                                              -----------          -----------
                                               11,123,432           11,123,432

Less: accumulated amortization                 (3,105,480)          (2,892,287)
                                              -----------          -----------
                                              $ 8,017,952          $ 8,231,145
                                              ===========          ===========

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. In accordance with the note's security agreement, the Company stored and controlled certain component and raw material inventory until the balance of the note was reduced below $500,000. As of December 31, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $334,787 ($1,666,667 at March 31, 2003) relating to this transaction.

As part of the agreement, the Company did not sell the inventory of Chaleur d'Animale, the Animale brand's newest product introduction. The Company maintains the rights to manufacture and distribute Chaleur d'Animale on a royalty-free basis, until January 2005.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004. As of December 31, 2003, notes receivable in the accompanying condensed consolidated balance sheet includes $2,039,672 and $0 ($515,468 and $1,524,204 at March 31, 2003) of current and long-term receivables respectively, relating to this transaction.

The Sublicense Agreement excluded the rights to "273 Indigo", the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to the new fragrance additions for a price equal to its book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to "273 Indigo", and the Company may continue to manufacture and distribute "273
Indigo" products.

E. BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                                                 December 31, 2003    March 31, 2003
                                                                 -----------------    --------------
Revolving credit facility payable to GMAC Commercial Credit
LLC, interest at LIBOR plus 3.75% or prime (4.0% at December
31, 2003) plus 1% at the Company's option, net of restricted cash of $7,434,643 and $1,477,841 at December 31, 2003 and
March 31, 2003, respectively                                        $ 2,760,320        $ 3,967,130

Note payable to Fred Hayman Beverly Hills, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including
interest, through June 2004                                             374,946            965,345

Capital lease payable to Bankers Leasing, collateralized by
certain warehouse equipment, payable in quarterly
installments of $33,992, including interest, with the final
payment made in July 2003                                                  --               27,999
                                                                    -----------        -----------
                                                                      3,135,266          4,960,474

Less: long-term borrowings                                                 --             (102,096)
                                                                    -----------        -----------

Borrowings, current portion                                         $ 3,135,266        $ 4,858,378
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

At December 31, 2003, based on the borrowing base at that date, the credit line amounted to $16,731,000 and, accordingly, the Company had approximately $6,588,000 available under the credit line excluding the effect of restricted cash of $7,434,000.

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

As of September 30, 2003, the Company was not in compliance with the financial covenant relating to minimum EBITDA for the trailing twelve-month period, and requested a waiver of this non compliance from GMACCC. On November 7, 2003, the waiver was granted by GMACCC. As of December 31, 2003, the Company was in compliance with its loan covenants.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company's operating needs for the foreseeable future.

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

The Company had net sales of $24,466,509 and $10,787,906 during the nine-month periods ended December 31, 2003 and December 31, 2002 ($10,758,138 and $2,746,127 during the three months ended December 31, 2003 and December 31,
2002), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $13,464,885 and $500,000, respectively, at December 31, 2003 ($11,426,977 and $0, respectively, at March 31, 2003). Amounts due from related parties are non-interest bearing and are due in less than one year, except for the subordinated note receivable discussed below which bears interest at prime plus 1%.

During the first half of 2003, Perfumania's reported operations and liquidity position suffered some deterioration which was explained by Perfumania's management in its public reports as resulting from, among other factors, general economic and industry conditions. In public press releases for the last three-month period, Perfumania indicated that it had positive comparable store sales for the months of November 2003 through January 2004 of 6%, 7.9% and 17.8%, respectively. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, as in the past, recently received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. In addition, on February 2, 2004, ECMV reported that Mr. Ilia Lekach had entered into an agreement with the second largest shareholder group of ECMV, to divest of all of his shares in ECMV. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Based on management's evaluation, no allowances have been recorded as of December 31, 2003. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

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

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares of ECMV. As of December 31, 2003, the fair market value of the investment in ECMV was $5,728,203 ($15.15 per share after the reverse split).

As of June 30, 2003, the Company and Perfumania entered into a $5 million subordinated note agreement which converted $5 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note is repayable in installments of $250,000 each month from July through October 2003, $500,000 on November 30, 2003, $3,000,000 on December 31, 2003, and $250,000 on
each of January 31, 2004, and February 29, 2004. Accrued interest is paid with each principal installment at the rate of prime plus 1%. As of December 31, 2003, all payments have been received as scheduled.

During the nine months ended December 31, 2003 and 2002, the Company had net sales of $6,247,657 and $6,407,534 ($2,995,631 and $2,299,826 during the three-months ended December 31, 2003 and 2002), respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including a recent distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of December 31, 2003 and March 31, 2003, trade receivables from related parties include $1,121,294 and $506,975, respectively, from these customers.

G.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                   2003                2002
                                                                                -----------        -----------

Net income                                                                      $ 1,687,246        $   106,820
                                                                                ===========        ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                         8,193,026          9,993,911
                                                                                ===========        ===========
Basic net income per common share                                               $      0.21        $      0.01
                                                                                ===========        ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                         8,193,026          9,993,911
Effect of dilutive securities:
Stock options and warrants                                                        1,274,583            267,915
                                                                                -----------        -----------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                         9,467,609         10,261,826
                                                                                ===========        ===========
Diluted net income per common share                                             $      0.18        $      0.01
                                                                                ===========        ===========
Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock                                        36,000          1,100,886
                                                                                ===========        ===========

Exercise Price                                                                  $4.00-$8.00        $2.44-$8.00
                                                                                ===========        ===========

                                                                                Nine Months Ended December 31,
                                                                                ------------------------------
                                                                                   2003               2002
                                                                                -----------        -----------

Net income                                                                      $ 3,806,439        $ 4,333,235
                                                                                ===========        ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                         8,405,689          9,982,478
                                                                                ===========        ===========
Basic net income per common share                                               $      0.45        $      0.43
                                                                                ===========        ===========
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                         8,405,689          9,982,478
Effect of dilutive securities:
Stock options and warrants                                                        1,091,550            185,624
                                                                                -----------        -----------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                         9,497,239         10,168,102
                                                                                ===========        ===========
Diluted net income per common share                                             $      0.40        $      0.43
                                                                                ===========        ===========
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                        76,000          1,252,025
                                                                                ===========        ===========

Exercise Price                                                                  $3.60-$8.00        $2.25-$8.00
                                                                                ===========        ===========

H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                     Nine-months ended December 31,
                                     ------------------------------
              Cash paid for:             2003              2002
                                      ----------        ----------
                  Interest            $  284,827        $  701,151
                  Income taxes        $1,452,676        $   36,644

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2003:

     - The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000, as discussed in Note F.

     - An unrealized holding gain of $3,902,971 on the investment in affiliate.

Nine months ended December 31, 2002:

     - The conversion of trade accounts receivable from Perfumania in the amount of $3,000,000.

     -    An unrealized holding gain of $517,999 on the investment in affiliate.

I. INCOME TAXES

The provision for income taxes for the periods ended December 31, 2003 and 2002 reflects an effective tax rate of approximately 38%.

J. LICENSE AND DISTRIBUTION AGREEMENTS

As of December 31, 2003 and March 31, 2003, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

On September 1, 2003, the Company entered into an agreement with Five Star Fragrances Company, Inc., to market and distribute Royal Copenhagen fragrance products to the U.S. department store market. The term of the agreement is for three years, with an option to renew for one additional year. There are no royalty sales minimums or advertising commitments under this agreement.

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

Under the GUESS? Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first GUESS? fragrance will be marketed during Fall 2005.

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

The FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities" in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN-46 had no impact, and the Company does not expect the adoption of FIN 46-R to have an impact, on its financial position, results of operations or cash flows.

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

L. LEGAL PROCEEDINGS

On December 8, 2003, the Company was served with a complaint (the" Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

The Complaint seeks to enjoin the Company from continuing to enter into such transactions, seeks payment of costs and fees to Plaintiffs' counsel and other unstated relief.

Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. The Company expects to file its initial response at the end of February.

On June 4, 2003, the Company was served with a shareholder's class action complaint (the "June Complaint"), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The June Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Company's Board of Directors, except Mr. David Stone. The June Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company's Chairman and Chief Executive Officer, to acquire the Company's common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the June Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman's attorneys.

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

The Company has recorded the settlement in the accompanying condensed consolidated statements of income for the period ended December 31, 2002, net of certain expenses as follows:

                                                               Nine Months Ended
                                                               December 31, 2002
                                                               -----------------

Proceeds from settlement                                         $ 4,000,564

Less expenses directly related to the claim and incurred during the period April 1, 2002 through December 31, 2002:

Legal fees                                                           326,327
Refurbishing costs                                                   132,154
                                                                  ----------

Net litigation settlement recorded                                $3,542,083
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

There are no other proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company's financial position or results of operations.

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

Date:    February 17, 2004