Form 10-Q/A
period 2003-06-30
PARLUX FRAGRANCES INC
filed 2004-02-19
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                 Amendment No. 2
                                       To
                                    FORM 10-Q

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
                           -------

PARLUX FRAGRANCES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
DELAWARE                                                  22-2562955
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                   33312
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code       954-316-9008

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

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended June 30, 2003 to (i) amend Item 6 of Part II to correct the form of certifications previously filed, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with the Registrant's original Form 10-Q and Amendment No. 1 to Form 10-Q for the period ended June 30, 2003, and (ii) to amend Item 6 of Part II to file new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2 to Form 10-Q.

Except as noted herein, the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003 remains as originally filed with the Commission on August 14, 2003, and the Registrant's Amendment No. 1 to Quarterly Report on Form 10-Q filed with the Commission on August 25, 2003 remains as originally filed with the Commission on August 25, 2003.


PART II. OTHER INFORMATION
         -----------------

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

a) Exhibit No.  Description
--------------  -----------

10.65 Subordinated Secured Note Agreement, dated June 30, 2003, between the Company and Perfumania, Inc.*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Quarterly Report on Form 10-Q, filed August 14, 2003.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Quarterly Report on Form 10-Q, filed August 14, 2003.

31.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Amendment No. 1 to Quarterly Report on Form 10-Q, filed August 25, 2003.

31.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Amendment No. 1 to Quarterly Report on Form 10-Q, filed August 25, 2003.

31.5 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 2 to Quarterly Report on Form 10-Q.

31.6 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 2 to Quarterly Report on Form 10-Q.

----------
* Previously filed on August 14, 2003 pursuant to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

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

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer

/s/ Frank A. Buttacavoli
------------------------------------------------------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director

Date:    February 19, 2004