Form 10-Q/A
period 2003-09-30
PARLUX FRAGRANCES INC
filed 2004-02-19
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2003 to (i) amend Item 6 of Part II to correct the form of certifications previously filed, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with the Registrant's original Form 10-Q for the period ended September 30, 2003, and (ii) to amend Item 6 of Part II to file new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 to Form 10-Q.

Except as noted herein, the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003 remains as originally filed with the Commission on November 14, 2003.

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a) Exhibit No.        Description
-------------  -------------------------------------------------------------

10.66 License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.")*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Quarterly Report on Form 10-Q, filed November 14, 2003.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Quarterly Report on Form 10-Q, filed November 14, 2003.

31.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 1 to Quarterly Report on Form 10-Q.

31.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 1 to Quarterly Report on Form 10-Q.

* Previously filed on November 14, 2003 pursuant to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

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

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-------------------
Ilia Lekach, Chairman and Chief Executive Officer

/s/ Frank A. Buttacavoli
-----------------------------
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director

Date:    February 19, 2004