Form 10-Q/A
period 2003-09-30
PARLUX FRAGRANCES INC
filed 2004-04-02
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended September 30, 2003 to amend Item 6 of Part II and to revise Exhibit 10.66 in response to comments we received from the Securities and Exchange Commission in response to our request for confidential treatment of certain information contained in such exhibit. This report amends Item 6 to reflect the filing of the revised exhibit and new Section 302 certifications with this report, and also revises Exhibit 10.66 to disclose additional portions of such exhibit that we previously had redacted.

Except as noted herein, the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003 remains as originally filed with the Commission on November 14, 2003 and as amended pursuant to Amendment No. 1 filed with the Commission on February 19, 2004.

PART II. OTHER INFORMATION
         -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

a) Exhibit No.  Description
--------------  -----------

10.66 License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 2 to Quarterly Report on Form 10-Q.

31.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 2 to Quarterly Report on Form 10-Q.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Previously filed on February 19, 2004 pursuant to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

** Previously filed on November 14, 2003 pursuant to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

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

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
-------------------------------------------------
Ilia Lekach, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Frank A. Buttacavoli
-------------------------------------------------
Frank A. Buttacavoli, Executive Vice President,
Chief Operating Officer, Chief Financial Officer
and Director
(Principal Accounting Officer)

Date:    April 2, 2004

3