Form 10-Q/A
period 2003-09-30
PARLUX FRAGRANCES INC
filed 2004-04-16
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------
                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-Q
(Mark One)


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

                                EXPLANATORY NOTE


The Registrant is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q for the period ended September 30, 2003 to amend Item 6 of Part II and to revise Exhibit 10.66 in response to comments we received from the Securities and Exchange Commission in response to our request for confidential treatment of certain information contained in such exhibit. This report amends Item 6 to reflect the filing of the revised exhibit and new Section 302 certifications with this report, and also revises Exhibit 10.66 to correct the pagination on portions of such exhibit that have been redacted.


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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Amendment No. 2 to
         Quarterly Report on Form 10-Q.**

31.4 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to Amendment No. 2 to
         Quarterly Report on Form 10-Q.**

31.5 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 3 to Quarterly Report on Form 10-Q.

31.6 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 3 to Quarterly Report on Form 10-Q.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***


* Previously filed on February 19, 2004 pursuant to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.


** Previously filed on April 1, 2004 pursuant to the Company's Amendment No. 2 to Quarterly Report on Form 10-Q for the quarterly period ended
    September 30, 2003.



*** Previously filed on November 14, 2003 pursuant to the Company's Quarterly
    Report on Form 10-Q for the quarterly period ended September 30, 2003.


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


Date:    April 16, 2004


3