Form 10-Q/A
period 2003-12-31
PARLUX FRAGRANCES INC
filed 2004-06-02
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

(Mark One )

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

Yes [X]     No [ ]

         Indicate by an "X" whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [X]

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

                                EXPLANATORY NOTE

This Amendment No.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company's recent registration statement on Form S-3 (file number 333-112472).

Among other things, the Company has amended and supplemented the information contained in "Liquidity and Capital Resources" in Part I, Item 2, and the Company's evaluation of controls and procedures contained in Part I, Item 4. This report also contains amendments to footnotes B, D, E, F, and G to the unaudited condensed consolidated financial statements as of December 31, 2003.

In addition, this report contains amendments to the treatment and classification of certain line items in the Company's unaudited condensed consolidated financial statements as of December 31, 2003. The restatements to these financial statements are summarized in Note M. These amendments did not result in any restatement of the Company's net income or earnings per share.

PART I.  FINANCIAL INFORMATION
         ---------------------

ITEM 1.    FINANCIAL STATEMENTS
------     --------------------

                     PARLUX FRAGRANCES,INC. AND SUBSIDIARIES
                     ---------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                  December 31,       March 31,
ASSETS                                                2003             2003
------                                            ------------     ------------
                                                    As Restated, See Note M

CURRENT ASSETS:
  Cash and cash equivalents                       $    683,728     $    137,023
  RESTRICTED CASH                                    7,434,643        1,477,841
  Receivables, net of allowance for
   doubtful accounts, sales returns \
   and advertising allowances of
   approximately $2,866,000 and
   $1,734,000, respectively                          4,073,994        3,751,570
  Trade receivable from related parties             14,586,179       11,933,952
  Note receivable, related party                       500,000               --
  Notes receivable, current portion                  2,374,459        2,182,135
  Note receivable, officer                                  --          742,884
  Inventories                                       29,874,394       26,281,297
  Prepaid expenses and other current
   assets, net                                       5,651,345        7,007,410
  Investment in affiliate                            5,728,203        1,361,164
                                                  ------------     ------------

    TOTAL CURRENT ASSETS                            70,906,945       54,875,276
Equipment and leasehold improvements, net            1,278,810        1,668,284
TRADEMARKS AND LICENSES, NET                         8,017,952        8,231,145
Notes receivable, less current portion                      --        1,524,204
Other                                                   69,645          373,666
                                                  ------------     ------------

    TOTAL ASSETS                                  $ 80,273,352     $ 66,672,575
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  BORROWINGS, CURRENT PORTION                     $ 10,569,909     $  6,336,219
  Accounts payable                                   9,883,205        7,420,405
  Income taxes payable                               1,159,913          279,610
  Accrued expenses                                   1,044,581        1,182,471
                                                  ------------     ------------

    TOTAL CURRENT LIABILITIES                       22,657,608       15,218,705
Borrowings, less current portion                            --          102,096
Deferred tax liability                               1,522,547        1,058,479
                                                  ------------     ------------

    TOTAL LIABILITIES                               24,180,155       16,379,280
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding at
   December 31, 2003 and March 31, 2003                     --               --
  Common stock, $0.01 par value,
   30,000,000 shares authorized,
   18,083,840 and 18,046,840 shares
   issued at December 31, 2003 and
   March 31, 2003, respectively                        180,838          180,468
  Additional paid-in capital                        74,156,183       74,084,335
  Retained earnings                                  7,077,818        3,271,379
  Accumulated other comprehensive
   income (loss)                                     3,247,129         (656,299)
                                                  ------------     ------------
                                                    84,661,968       76,879,883
  Less - 10,054,681 and 9,493,831 shares
   of common stock in treasury,
   at cost, at December 31, 2003 and
   March 31, 2003, respectively                    (28,568,771)     (26,586,588)
                                                  ------------     ------------

    TOTAL STOCKHOLDERS' EQUITY                      56,093,197       50,293,295
                                                  ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 80,273,352     $ 66,672,575
                                                  ============     ============


            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                         Three Months Ended December 31,    Nine Months Ended December 31,
                                         -------------------------------    ------------------------------
                                              2003             2002             2003             2002
                                          ------------     ------------     ------------     ------------
                                             As Restated, See Note M           As Restated, See Note M
Net sales:
   Unrelated customers                    $ 12,009,892     $ 14,734,673     $ 30,243,016     $ 40,418,550
   Related parties                          13,753,769        5,045,953       30,714,166       17,195,440
                                          ------------     ------------     ------------     ------------
                                            25,763,661       19,780,626       60,957,182       57,613,990
Cost of goods sold, including
 $1,082,352 and $2,512,939 of
 promotional items for the three
 and nine months ended December 31,
 2003, respectively ($1,219,060 and
 $2,892,509, respectively, in 2002):
   UNRELATED CUSTOMERS                       5,712,270        7,083,262       15,246,441       19,304,346
   RELATED PARTIES                           7,242,105        2,593,117       16,063,461        9,784,636
                                          ------------     ------------     ------------     ------------
                                            12,954,375        9,676,379       31,309,902       29,088,982
                                          ------------     ------------     ------------     ------------
Gross margin                                12,809,286       10,104,247       29,647,280       28,525,008
                                          ------------     ------------     ------------     ------------

Operating expenses:
  Advertising and promotional                5,030,498        5,641,440       10,199,093       11,942,627
  Selling and distribution                   1,840,649        1,705,630        4,928,623        5,127,565
  General and administrative                 1,507,916        1,226,365        4,417,316        3,844,095
  Depreciation and amortization                307,167          343,561          968,378        1,036,880
  Royalties                                  1,322,426          837,364        2,799,784        2,514,395
                                          ------------     ------------     ------------     ------------

  Total operating expenses                  10,008,656        9,754,360       23,313,194       24,465,562
                                          ------------     ------------     ------------     ------------

Operating income                             2,800,630          349,887        6,334,086        4,059,446

Interest income                                 55,628           55,363          168,752           87,621
Interest expense and bank charges             (134,894)        (232,961)        (363,420)        (700,062)
Litigation settlement, net of expenses              --               --               --        3,542,083
                                          ------------     ------------     ------------     ------------
Income before income taxes                   2,721,364          172,289        6,139,418        6,989,088

Income tax provision                        (1,034,118)         (65,469)      (2,332,979)      (2,655,853)
                                          ------------     ------------     ------------     ------------

Net income                                $  1,687,246     $    106,820     $  3,806,439     $  4,333,235
                                          ============     ============     ============     ============

Income per common share:
     Basic                                    $0.21              $0.01           $0.45            $0.43
                                          ============     ============     ============     ============
     Diluted                                  $0.18              $0.01           $0.40            $0.43
                                          ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
                       NINE MONTHS ENDED DECEMBER 31, 2003
                       -----------------------------------
                                   (Unaudited)

                                                                                                   TREASURY STOCK
                                                                                ACCUMULATED  ------------------------
                                   COMMON STOCK                                   OTHER        NUMBER
                              ---------------------    ADDITIONAL              COMPREHENSIVE OF SHARES
                                NUMBER       PAR        PAID-IN     RETAINED      (LOSS)     AS RESTATED,
                                ISSUED      VALUE       CAPITAL     EARNINGS     INCOME (1)  SEE NOTE M    COST           TOTAL
                              ----------   --------   -----------  ----------   -----------  ----------  ------------   -----------
BALANCE at March 31, 2003     18,046,840   $180,468   $74,084,335  $3,271,379    $ (656,299)  9,493,831  $(26,586,588)  $50,293,295

 Comprehensive income:
   Net income                         --         --            --   3,806,439            --                        --     3,806,439
   Unrealized holding gain on
    investment in affiliate           --         --            --          --     3,902,971                        --     3,902,971
   Foreign currency
    translation adjustment                                                              457                                     457
                                                                                                                        -----------
    Total comprehensive income                                                                                            7,709,867
                                                                                                                        -----------
   Issuance of common stock
    upon exercise of warrants     30,000        300        61,575                                                            61,875
   Issuance of common stock
    upon exercise of
    employee stock options         7,000         70        10,273                                                            10,343
   Purchase of
    treasury stock, at cost                                                                     560,850    (1,982,183)  (1,982,183)
                              ----------   --------   -----------  ----------    ----------  ----------  ------------   -----------
BALANCE at December 31, 2003  18,083,840   $180,838   $74,156,183  $7,077,818    $3,247,129  10,054,681  $(28,568,771)  $56,093,197
                              ==========   ========   ===========  ==========    ==========  ==========  ============   ===========

----------
(1) Accumulated other comprehensive (loss) income includes unrealized holding gains and losses on investment in affiliate and foreign currency translation adjustments.

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended December 31,
                                                           ------------------------------
                                                              2003               2002
                                                           -----------        -----------
                                                              As Restated, See Note M
Cash flows from operating activities:
Net income                                                 $ 3,806,439        $ 4,333,235
                                                           -----------        -----------
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                                  968,378          1,036,880
Provision for doubtful accounts                                 90,000            180,000
WRITE-DOWNS OF PREPAID PROMOTIONAL
 SUPPLIES AND INVENTORY                                      1,160,000            740,000
Changes in assets and liabilities:
   Increase in trade receivables - customers                  (412,424)          (841,696)
   (Increase) decrease in note and
    trade receivables - related parties                     (3,152,227)           693,366
   Increase in inventories                                  (4,463,097)        (1,945,971)
   Decrease (increase) in prepaid expenses
    and other current assets                                 1,066,065           (432,025)
   Decrease (increase) in other
    non-current assets                                         304,021             (2,136)
   Increase (decrease) in accounts payable                   2,462,800         (1,748,087)
   Increase in accrued expenses and income
    taxes payable                                              742,413          2,896,871
                                                           -----------        -----------

            Total adjustments                               (1,234,071)           577,202
                                                           -----------        -----------
                Net cash provided by
                 operating activities                        2,572,368          4,910,437
                                                           -----------        -----------

Cash flows from investing activities:
Purchases of equipment
 and leasehold improvements                                   (365,711)          (559,642)
PAYMENTS ON NOTES RECEIVABLE FROM
 UNRELATED PARTIES                                           1,331,880                 --
Cash received from Bal a
 Versailles brand sale                                              --            200,000
                                                           -----------        -----------

                NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                          966,169           (359,642)
                                                           -----------        -----------

Cash flows from financing activities:
NET INCREASE IN RESTRICTED CASH                             (5,956,802)        (2,858,468)
PROCEEDS (PAYMENTS) - NOTE PAYABLE TO
 GMACCC, NET                                                 4,749,992         (1,096,926)
Payments - note payable to
 Fred Hayman Beverly Hills                                    (590,399)          (549,230)
Payments - notes payable to
 Bankers Capital Leasing                                       (27,999)          (130,493)
Net decrease (increase) in note
 receivable from officer                                       742,884             (8,359)
Purchases of treasury stock                                 (1,982,183)                --
Proceeds from issuance of
 common stock, net                                              72,218             64,230
                                                           -----------        -----------

                Net cash used in
                 financing activities                       (2,992,289)        (4,579,246)
                                                           -----------        -----------

Effect of exchange rate changes on cash                            457                943
                                                           -----------        -----------
Net increase (decrease) in cash
 and cash equivalents                                          546,705            (27,508)
Cash and cash equivalents,
 beginning of period                                           137,023            164,793
                                                           -----------        -----------
Cash and cash equivalents,
end of period                                              $   683,728        $   137,285
                                                           ===========        ===========

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                    ---------

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                               For the three months                   For the nine months
                                                ended December 31,                     ended December 31,
                                              ----------------------              ------------------------------
                                                 2003         2002                   2003                2002
                                              ----------    --------              ----------          ----------
   Net income as reported                     $1,687,246    $106,820              $3,806,439          $4,333,235

  Add:  Stock-based employee
     compensation expense included in
     determination of net income,
     net of related tax effects                       --          --                      --                  --

  Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                      97,650      18,461                 221,407              27,855
                                              ----------    --------              ----------          ----------
   Proforma net income                        $1,589,596    $ 88,359              $3,585,032          $4,305,380
                                              ==========    ========              ==========          ==========

Basic net income per share:
    As reported                                    $0.21       $0.01                   $0.45               $0.43
    Proforma                                       $0.19       $0.01                   $0.43               $0.43
Diluted net income per share:
    As reported                                    $0.18       $0.01                   $0.40               $0.43
    Proforma                                       $0.17       $0.01                   $0.38               $0.42

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

D.       TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

                                                                                      Estimated Life
                                        December 31, 2003        March 31, 2003        (in years)
                                        -----------------        --------------       --------------
  Fred Hayman Beverly Hills ("FHBH")          $2,820,361              $2,820,361          10
  Animale                                        122,965                 122,965           2
  Perry Ellis and Other                          329,106                 329,106         5-25
                                              ----------              ----------         ----
                                               3,272,432               3,272,432
Less - accumulated amortization               (1,142,730)               (929,537)
                                              ----------              ----------
Subtotal of amortizable intangibles            2,129,702               2,342,895
  Perry Ellis                                  5,888,250               5,888,250      indefinite
                                              ----------              ----------      ----------
                                              $8,017.952              $8,231,145
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

E.       BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                               December 31, 2003          March 31, 2003
                                               -----------------          --------------
Revolving credit facility payable to
GMAC Commercial Credit LLC, interest at
LIBOR plus 3.75% or prime (4.0% at
December 31, 2003) plus 1% at the
Company's option excluding restricted
cash of $7,434,643 and $1,477,841 at
December 31, 2003 and March 31, 2003,
respectively.                                      $10,194,963               $5,444,971

Note payable to Fred Hayman Beverly
Hills, collateralized by the acquired
licensed trademarks, interest at 7.25%,
payable in equal monthly installments of
$69,863, including interest, through
June 2004.                                             374,946                  965,345

Capital lease payable to Bankers
Leasing, collateralized by certain
warehouse equipment, payable in
quarterly installments of $33,992,
including interest, with the final
payment made in July 2003.                                  --                   27,999
                                                   -----------               ----------
                                                    10,569,909                6,438,315

Less: long-term borrowings                                  --                 (102,096)
                                                   -----------               ----------

Borrowings, current portion                        $10,569,909               $6,336,219
                                                   ===========               ==========


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

At December 31, 2003, based on the borrowing base at that date, the credit line amounted to $16,731,000 and, accordingly, the Company had approximately $6,588,000 available under the credit line excluding the effect of restricted cash of $7,434,000. Restricted cash represents collections on trade accounts receivable pending transfer to GMACCC, as stipulated in the Loan Agreement.

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

Management believes that funds from operations and its existing financing will be sufficient to meet the Company's current operating needs.


F.       RELATED PARTIES TRANSACTIONS

Prior to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which prohibits the Company from renewing or amending loans, as well as issuing new loans to Company officers and directors, the Company had made several personal loans to its chairman and chief executive officer, Mr. Ilia Lekach. These loans were consolidated into one note agreement on April 1, 2002, which bore interest at 8% per annum and became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was effected via an offset of amounts due Mr. Lekach under his regular compensation arrangement.

On July 15, 2003, Mr. Lekach repaid the entire loan balance of $742,884, plus accrued interest through that date at the default rate of prime plus 5% (9.25%), as stipulated in the note. Accordingly, the note receivable from officer balance as of March 31, 2003 has been reclassified for comparative purposes from a reduction in stockholders' equity, as previously presented, to a current asset.

The Company had net sales of $24,466,509 and $10,787,906 during the nine-month periods ended December 31, 2003 and December 31, 2002 ($10,758,138 and $2,746,127 during the three months ended December 31, 2003 and December 31,
2002), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman/CEO has an ownership interest and holds identical management positions. Perfumania is our largest customer and transactions with them are closely monitored by our Audit Committee and Board of Directors to ensure that we deal with Perfumania at arms length. Perfumania offers us the opportunity to sell our products in over 230 retail outlets and our terms with Perfumania take into consideration our over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of our products provided in Perfumania's store windows and (e) minimal distribution costs to fulfill Perfumania orders.

While our invoice terms to Perfumania appear as net ninety (90) days, for over ten years the Board of Directors has granted longer payment terms taking into consideration the factors discussed above. Our Board evaluates the credit risk involved and imposes a specific dollar limit which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit.

Net trade accounts receivable and note receivable owed by Perfumania to the Company amounted to $13,464,885 and $500,000, respectively, at December 31, 2003 ($11,426,977 and $0, respectively, at March 31, 2003). Amounts due from Perfumania are non-interest bearing, (except for the subordinated note receivable discussed below which bears interest at prime plus 1%) and are paid in accordance with the terms established by the Board.

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

During the nine months ended December 31, 2003 and 2002, the Company had net sales of $6,247,657 and $6,407,534 ($2,995,631 and $2,299,826 during the three-months ended December 31, 2003 and 2002), respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including a recent distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of December 31, 2003 and March 31, 2003, trade receivables from related parties include $1,121,294 and $506,975, respectively, from these customers, which were current in accordance with their sixty (60) day terms.

G.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                        Three Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Net income                                            $1,687,246        $106,820
                                                     ===========    ===========

Weighted average number of shares issued              18,057,356     18,011,042
Weighted average number of treasury shares            (9,864,330)    (8,017,131)
                                                     -----------    -----------
Weighted average number of shares outstanding
    used in basic earnings
    per share calculation                              8,193,026      9,993,911
                                                     ===========    ===========
Basic net income per common share                          $0.21          $0.01
                                                     ===========    ===========
Weighted average number of shares outstanding
    used in basic earnings
    per share calculation                              8,193,026      9,993,911
Effect of dilutive securities:
Stock options and warrants                             1,274,583        267,915
                                                     -----------    -----------
Weighted average number of shares outstanding
    used in diluted earnings
    per share calculation                              9,467,609     10,261,826
                                                     ===========    ===========
Diluted net income per common share                        $0.18          $0.01
                                                     ===========    ===========
Antidilutive securities not included in
     diluted earnings per share computation:

Options and warrants to purchase common stock             36,000      1,100,886
                                                     ===========    ===========

Exercise Price                                       $4.00-$8.00    $2.44-$8.00
                                                     ===========    ===========

                                                         Nine Months Ended
                                                            December 31,
                                                     --------------------------
                                                        2003            2002
                                                     -----------    -----------
Net income                                            $3,806,439     $4,333,235
                                                     ===========    ===========

Weighted average number of shares issued              18,051,011     17,999,609
Weighted average number of treasury shares            (9,645,322)    (8,017,131)
                                                     -----------    -----------
Weighted average number of shares outstanding
    used in basic earnings
    per share calculation                              8,405,689      9,982,478
                                                     ===========    ===========
Basic net income per common share                          $0.45          $0.43
                                                     ===========    ===========
Weighted average number of shares outstanding
    used in basic earnings
    per share calculation                              8,405,689      9,982,478
Effect of dilutive securities:
Stock options and warrants                             1,091,550        185,624
                                                     -----------    -----------
Weighted average number of shares outstanding
    used in diluted earnings
    per share calculation                              9,497,239     10,168,102
                                                     ===========    ===========
Diluted net income per common share                        $0.40          $0.43
                                                     ===========    ===========
Antidilutive securities not included in
     diluted earnings per share computation:
Options and warrants to purchase common stock             76,000      1,252,025
                                                     ===========    ===========

Exercise Price                                       $3.60-$8.00    $2.25-$8.00

H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                                          Nine-months ended
                                                             December 31,
                                                     --------------------------
                 Cash paid for:                          2003           2002
                                                     -----------    -----------
                     Interest                         $  284,827       $701,151
                     Income taxes                     $1,452,676       $ 36,644

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after June 30, 2003, with earlier adoption encouraged. The adoption of SFAS No. 146 did not have a financial statement impact on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 became effective for guarantees issued or modified after June 30, 2003 and the disclosure requirements became effective for the Company during the fourth quarter ended March 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

The FASB issued Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities" in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R"). FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN-46 had no impact, and the Company does not expect the adoption of FIN 46-R to have an impact, on its financial position, results of operations or cash flows.

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

L.        LEGAL PROCEEDINGS


On December 8, 2003, the Company was served with a complaint (the" Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks unspecified damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

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

The Company has recorded the settlement in the accompanying condensed consolidated statements of income for the period ended December 31, 2002, net of certain expenses as follows:

                                                               Nine Months Ended
                                                               December 31, 2002
                                                               -----------------
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

M.       RESTATEMENT

Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 and in connection with a review by the staff of the Securities and Exchange Commission ("SEC") of the Company's Registration Statement on Form S-3 filed during February 2004, management determined that the Company should present the amount of cash that the Company had on deposit pending transfer to the Company's lender, as stipulated in the Company's revolving credit agreement, as "Restricted Cash" on the accompanying condensed consolidated balance sheet instead of netting such cash against the outstanding balance on the revolving credit facility. Such cash represents collections on the Company's trade accounts receivable. As a result, the Company also segregated the changes in restricted cash as a separate line item within "Cash flows from financing activities" on the accompanying condensed consolidated statement of cash flows. The Company also presented changes in notes receivable from unrelated parties as an investing activity which changes have previously been presented as an operating activity on the accompanying condensed consolidated statement of cash flows. As a result, the accompanying condensed consolidated financial statements as of December 31, 2003 and March 31, 2003 and for the three and nine month periods ended December 31, 2003 and 2002 have been restated from the amounts previously reported for the items described above as follows:


Condensed Consolidated Balance Sheet as of                    As previously           As Restated
December 31, 2003:                                              reported

    Restricted cash                                           $      -                $ 7,434,643
    Total current assets                                       63,472,302              70,906,945
    Total assets                                               72,838,709              80,273,352
    Borrowings, current portion                                 3,135,266              10,569,909
    Total current liabilities                                  15,222,965              22,657,608
    Total liabilities                                          16,745,512              24,180,155
    Total liabilities and stockholders' equity                 72,838,709              80,273,352

March 31, 2003:

    Restricted cash                                           $      -                $ 1,477,841
    Total current assets                                       53,397,435              54,875,276
    Total assets                                               65,194,734              66,672,575
    Borrowings, current portion                                 4,858,378               6,336,219
    Total current liabilities                                  13,740,864              15,218,705
    Total liabilities                                          14,901,439              16,379,280
    Total liabilities and stockholders' equity                 65,194,734              66,672,575



Condensed Consolidated Statements of Cash Flows for the        As previously           As Restated
Nine Months Ended December 31, 2003 and 2002:                    reported


Cash flows from operating activities-
2003:

      Decrease in notes receivable                              1,331,880                   -
      Net cash provided by operating activities                 3,904,248               2,572,368

Cash flows from investing activities-
2003:

     Payments on notes receivable from unrelated parties            -                   1,331,880
     Net cash provided by (used in) investing activities         (365,711)                966,169

Cash flows from financing activities -
2003:

     Net Increase in restricted cash                                -                  (5,956,802)
     Proceeds (payments) - Note Payable to GMACCC, Net         (1,206,810)              4,749,992

2002:

     Net Increase in restricted cash                                -                  (2,858,468)
     Proceeds (payments) - Note Payable to GMACCC, Net         (3,955,394)             (1,096,926)

In addition, the Company segregated cost of goods sold, which was previously presented as one line item in the condensed consolidated statements of income into two separate captions, "unrelated customers" and "related parties". The Company also added a column to the condensed consolidated statement of changes in stockholders' equity titled "Treasury Stock - Number of Shares".

The adjustments discussed above did not result in any restatement of the Company's net income, earnings per share or working capital amounts from those that were previously reported.

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

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the periods ended December 31, 2003 and March 31, 2003, as described in Note M to the condensed consolidated financial statements.

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

Significant Trends
------------------

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and rapidly changing with consumer preferences. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. We believe this trend will continue. If one or more of our new product introductions would be unsuccessful, it could result in a reduction in profitability and operating cash flows.

Results of Operations
---------------------

Comparison of the three-month period ended December 31, 2003 with the
---------------------------------------------------------------------
three-month period ended December 31, 2002.
------------------------------------------

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

Our overall cost of goods sold remained relatively stable as a percentage of net sales at 50% for the quarter ended December 31, 2003 compared to 49% for the prior year comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 48% and 53%, respectively, for the current period, as compared to 48% and 51%, respectively, for the same period in the prior year. The increase in cost of goods sold to related customers for the current period was due to the sale of certain close-out merchandise to related parties at lower margins.

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

Comparison of the nine-month period ended December 31, 2003 with the nine-month
-------------------------------------------------------------------------------
period ended December 31, 2002.
------------------------------

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

Our overall cost of goods sold remained relatively stable as a percentage of net sales, increasing from 50% for the nine months ended December 31, 2002 to 51% for the current comparable period. Cost of goods sold on sales to unrelated customers and related parties approximated 50% and 52%, respectively, for the current period, as compared to 48% and 57%, respectively, for the same period in the prior year. The increase in cost of goods sold to unrelated customers for the current period was due to the purchase by unrelated parties of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. The current year period also includes the sale of a higher percentage of basic stock items to related parties, which result in higher margins.

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

Income before taxes for the current period was $6,139,418 compared to $6,989,088 in the same period for the prior year. The prior year period includes other income of $3,542,083 in connection with the settlement of a lawsuit we filed in 2001 against a supplier (See Note L to our condensed consolidated financial statements for further discussion). Giving effect to the tax provision, we earned net income of $3,806,439 for the current period, compared to $4,333,235 in the comparable period of the prior year.

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

As of December 31, 2003 and 2002, our ratios of the number of days sales in accounts receivable and inventory, on a 275-day basis, were as follows:

                                                 December 31,
                                                -------------
                                                2003     2002
                                                ----     ----
Trade accounts receivable (1):
    Unrelated                                    64       65
                                                 ==       ==
    Related                                     131      191
                                                ===      ===
    Total:                                       97      103
                                                 ==      ===
Inventories                                     135      155
                                                ===      ===

----------
(1) Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $2,866,000 and $3,325,000 in 2003 and 2002, respectively.

Consistent with prior year periods, the number of days sales in trade receivables from related parties exceed those of unrelated customers, due mainly to Perfumania (See Note F to our condensed consolidated financial statements for further discussion of our relationship with Perfumania). Although we expect this trend to continue, based on current information and published trends of Perfumania's same store sales, we anticipate continued improvement in the days outstanding.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit ("SKU"), we often produce a six-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the significant gross margins on our products out weigh the additional carrying costs. The improvement between 2003 and 2002 is attributable to the sale and licensing of the Animale and FHBH brands as discussed above.

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

As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares had been purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program, which was ratified on February 14, 2003, by our Board of Directors. As of March 31, 2003, we repurchased, in the open market, an additional 1,476,700 shares at a cost of $4,469,593. During the nine months ended December 31, 2003, we repurchased an additional 560,850 shares in the open market at a cost of $1,982,183. The accompanying condensed consolidated balance sheets also reflect an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

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

As of December 31, 2003, we do not have any "off-balance sheet" arrangements as that term is defined in Regulation S-K item 303(a)(4), nor do we have any material commitments for capital expenditures.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we would expand operations through acquisitions, new license arrangements or both, we may need additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------   -----------------------------------------------------------

During the quarter ended December 31, 2003, there have been no material changes in the information about the Company's market risks as of March 31, 2003, as set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES
------   -----------------------

Parlux Fragrances, Inc.'s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective.

However, the Company has amended portions of this report, including portions of
Part I, Item 1 (certain line items in the unaudited condensed consolidated financial statements as of December 31, 2003 and certain related footnote disclosures) and Part I, Item 2 (certain changes, some of which are related to the financial statement changes, to Management's Discussion and Analysis of Fincancial Condition and Results of Operations). These changes were made in response to comments received from the Securities and Exchange Commission in connection with its review of the Company's recent filing of a registration statement on Form S-3 (file number 333-112472).

Please see Note M to the unauditied condensed consolidated financial statements included with this report. The Company has treated restricted cash as a reduction in its revolving line of credit balance since fiscal 1996, as the funds in the relevant depository accounts are under the dominion of the Company's lender under the terms of the Revolving Credit and Security Agreement. However, in this report and in the future, the Company will record such restricted cash and line of credit balances at their gross amounts. In addition, the Company previously classified collections on notes receivable from unrelated parties as an operating activity. The 2003 fiscal year was the first year in which the Company realized such cash flows, and that classification was an oversight. The Company will now and in the future classify such collections as an investing activity.

The amendments contained in the report do not affect the Company's earnings or earnings per share as of December 31, 2003, nor do they change the conclusion of the Chief Executive Officer and Chief Financial Officer that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2003.

There were no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On December 8, 2003, we were served with a complaint (the" Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks unspecified damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the

Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

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

Nomination and Election of Directors
------------------------------------

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

           Nominee                    For            Against      Withheld       Abstain        Broker Non-Votes
           -------                 ---------         -------      --------       -------        ----------------
Ilia Lekach                        7,432,515         401,862        -0-           -0-                -0-
Frank A. Buttacavoli               7,437,355         397,022        -0-           -0-                -0-
Frederick Purches                  7,436,355         398,022        -0-           -0-                -0-
Glenn Gopman                       7,744,722          89,655        -0-           -0-                -0-
Esther Egozi Choukroun             7,745,322          89,055        -0-           -0-                -0-
David Stone                        7,741,822          92,555        -0-           -0-                -0-
Jaya Kader Zebede                  7,743,202          91,175        -0-           -0-                -0-

Ratification of Deloitte & Touche LLP, as Independent Auditors
--------------------------------------------------------------

Votes were cast on the proposal as follows:

          For           Against       Withheld       Abstain    Broker Non-Votes
      ---------         -------       --------       -------    ----------------
      7,825,922          4,425          -0-           4,030           -0-

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a) Exhibit #  Description
    ---------  -----------

     31.1 Certification of Chief Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 1 to Quarterly Report on Form 10-Q.
     31.2 Certification of Chief Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, pertaining to this Amendment No. 1 to Quarterly Report on Form 10-Q.
     32.1 Certification of Chief Executive Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

----------

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


Date: June 1, 2004