Form 10-K
period 2004-03-31
PARLUX FRAGRANCES INC
filed 2004-06-28
CIK 802356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          ------------------------------------------------------------
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For Fiscal Year Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ____________to _______________

                         Commission File Number 0-15491

                             Parlux Fragrances, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                    22-2562955
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                  3725 SW 30th Avenue, Ft. Lauderdale, FL 33312
--------------------------------------------------------------------------------
               (Address of principal executive offices (zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO |X|

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.

          Class                                     Outstanding at June 25, 2004
-----------------------------                       ----------------------------
Common Stock, $ .01 par value                               9,059,420

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $16,901,000 based on a closing price of $3.38 for the Common Stock as of September 30, 2003 as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and 5% beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A).

                                TABLE OF CONTENTS


   ITEM                                                                    PAGE
   ----                                                                    ----
                                     PART I

    1.     Business                                                          3
    2.     Properties                                                       12
    3.     Legal Proceedings                                                12
    4.     Submission of Matters to a Vote of Security Holders              13

                                PART II

    5.     Market for Registrant's Common Stock and Related Security
                 Holder Matters                                             13
    6.     Selected Financial Data                                          15
    7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                  16
    7.A    Quantitative and Qualitative Disclosures About Market Risks      26
    8.     Financial Statements and Supplementary Data                      26
    9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures                                  26
    9.A    Controls and Procedures                                          27

                               PART III

    10.    Directors and Executive Officers of the Registrant               28
    11.    Executive Compensation                                           28
    12.    Security Ownership of Certain Beneficial
                 Owners and Management                                      28
    13.    Certain Relationships and Related Transactions                   28
    14.    Principal Accountant Fees and Services                           28

                                PART IV

    15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  28

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

ITEM 1.  BUSINESS

         Parlux Fragrances, Inc. (the "Company"), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment (primarily smaller perfumeries and pharmacies). Our products are positioned primarily in the prestige segment. Additionally, we distribute certain brands through Perfumania Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which our Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. We currently maintain an approximate 13% ownership interest in ECMV. Perfumania is a specialty retailer of fragrances in the United States and Puerto Rico.

         During the fiscal year ended March 31, 2004, we engaged in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, OCEAN PACIFIC, FRED HAYMAN BEVERLY HILLS ("FHBH") "273 Indigo", and JOCKEY fragrances and grooming items on an exclusive basis as a licensee. Additionally, we have rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market. See "LICENSING AGREEMENTS" on pages 8-10 for further discussion. Additionally, we manufactured, distributed and sold our own brand, CHALEUR D'ANIMALE ("Animale") fragrance, on a worldwide basis. See page 9 and 11 respectively, for further discussions of transactions relating to the FHBH and Animale brands.

Recent Developments

         On May 4, 2004, we entered into a letter of intent with Ms. Paris Hilton ("PH"), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. ("PHEI"), the initial term of which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

         Under the PHEI Agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first PH fragrance will be launched prior to March 31, 2005.

         On February 4, 2004, we filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-3 (file number 333-112472) in order to register 1,306,000 shares of our common stock on behalf of certain selling shareholders. All of the shares are shares issuable, or that were already issued, upon the exercise of warrants held by the selling shareholders. Although we will not receive any of the proceeds from any subsequent resale of the shares, we would receive approximately $2,800,000 if all of the warrants are exercised. As of June 25, 2004, 1,096,000 of these warrants had been exercised and we received proceeds of $2,126,499 (1,048,000 and $1,992,624 as of March 31, 2004). The registration statement was declared effective by the SEC on April 26, 2004.

         Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

         Under the GUESS? Agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first GUESS? fragrance will be launched during July 2005.

         No other material changes in our contractual obligations, outside the ordinary course of business, has occurred during the period covered by this report.

THE PRODUCTS

         Our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as soaps, shower gels, deodorants, body lotions, creams and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

         We design and create fragrances using our own staff and independent contractors. We also supervise the design of our packaging by independent contractors. During fiscal 2004, we completed the design process for PERRY m for men and PERRY f for women, as well as 360 RED, for both men and women, which launched in Fall 2003, (new brands under the PERRY ELLIS line), and OCEAN PACIFIC for men and women, which launched in Spring 2004.

         During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales in a given year:

                           Fiscal 2004        Fiscal 2003         Fiscal 2002
                           -----------        -----------         -----------
PERRY ELLIS                        81%                75%                 67%
OCEAN PACIFIC                      13%                10%                 12%
ANIMALE                             2%                 7%                 13%

MARKETING AND SALES

         In the United States, we have our own sales and marketing staff, and also utilize independent commission sales representatives for mail order distribution and sales to the U.S. military. We sell directly to retailers, primarily national and regional department stores, which we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,000 retail outlets in the United States. Additionally, we sell some of our products to Perfumania, which is a specialty retailer of fragrances with over 230 retail outlets principally located in manufacturers' outlet malls and regional malls (see "CUSTOMERS" section for further discussion).

         Marketing and sales activities outside the United States are conducted through distribution agreements with independent distributors, whose activities are administered by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia, covering over 70 countries. Sales to unrelated international customers amounted to 75%, 76% and 67% of our total net sales to unrelated customers during the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

         We advertise directly, and through a cooperative advertising program in association with major retailers, in fashion media on a national basis and through retailers' statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See "Licensing Agreements" and Note 8 (B) to the Consolidated Financial Statements.

RAW MATERIALS

         Raw materials and components ("raw materials") for our products are available from sources in the United States and Europe. We source the raw materials directly from independent suppliers, which are delivered directly to third party contract manufacturers who produce and package the finished products. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We believe we have good relationships with these manufacturers and that there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

         To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

SEASONALITY

         Typical of the fragrance industry, we have our highest sales during the Mother's and Father's Day periods and the calendar yearend holiday season. Lower than projected sales during these periods could have a material adverse effect on our operating results.

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

CUSTOMERS

         We concentrate our sales efforts in the United States in a number of regional department store retailers including, among others, Burdines, Carson's, Elder Beerman, Famous Barr, Foley's, Hecht's, J.C. Penney, J.L. Hudson, Lord & Taylor, Macy's, Parisian, Proffitts, Rich's/Lazarus, and Robinson May. We also sell directly to perfumery and cosmetic retailers, including Perfumania and Ulta. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

         Our international sales efforts are carried out through distributors in over 70 countries, the main focus of which is in Latin America, Canada, the Middle East and the Caribbean. These distributors sell our products to the department stores as well as to numerous perfumeries in the local markets.

         During the fiscal years ended March 31, 2004 and 2003, we had net sales of $31,964,407 and $12,823,696, respectively, to Perfumania, which represented 40% and 18%, respectively, of our net sales for the periods. Perfumania, a related party, is our largest customer and transactions with them are closely monitored by our Audit Committee and Board of Directors to ensure that we deal with Perfumania at arms length. Perfumania offers us the opportunity to sell our products in over 230 retail outlets and our terms with Perfumania take into consideration our over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania's purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of our products provided in Perfumania's store windows and (e) minimal distribution costs to fulfill Perfumania orders.

         While our invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms taking into consideration the factors discussed above. Our Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit.

         Net trade accounts receivable owed by Perfumania to us amounted to $10,890,338 and $11,426,977 at March 31, 2004 and 2003, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by the Board.

         As reported in ECMV's latest public filing, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivables. Perfumania's reported financial information, as well as our payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2004. We will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

         On July 1, 1999, our Board of Directors approved accepting 1,512,406 shares of Perfumania treasury stock in consideration for a partial reduction of the outstanding trade receivable balance from Perfumania in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse stock split described below), which approximated 90% of the closing price of Perfumania's common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares were registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and the Company's shares of Perfumania common stock were converted into shares of common stock in ECMV. As described in Note 2 of the notes to consolidated financial statements, if the quoted market price of ECMV's common stock remained below the recorded cost per share of $2.98 ($11.92 post reverse stock split, described below) for an extended period of time, we would be required to record a charge to earnings as opposed to treating such amount as an unrealized loss and presenting it as a reduction directly within stockholders' equity. During the first quarter of the fiscal year ended March 31, 2002, we recorded a non-cash charge to earnings of $2,858,447, which reflected an other-than-temporary decline in value of the investment based on a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse stock split described below) as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse stock split described below). As a result of this non-cash reduction of the cost basis of the Company's investment, we reversed $3,496,220 of previously recorded unrealized losses on the investment, net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2001.

         On March 21, 2002, ECMV effected a one-for-four reverse stock split, and we now own 378,101 shares. As of March 31, 2004, the fair market value of the investment in ECMV had increased to $4,839,693 ($12.80 per share after the reverse split).

         As of June 25, 2004, the fair market value of the investment in ECMV is $2,816,852 ($7.45 per share after the reverse split).

FOREIGN AND EXPORT SALES

         During the three years ended March 31, 2004, gross sales to unrelated international customers were approximately $28,356,000, $38,364,000, and $31,329,000, respectively. During the fiscal year ended March 31, 2004, we increased our focus on the Mexican marketplace and engaged a distributor for Mexico in lieu of a commissioned representative. The Mexican distributor is owned and operated by individuals related to our Chairman and Chief Executive Officer. Sales to this distributor, which are included in related party sales, amounted to approximately $3,966,000 and are in addition to the sales to unrelated international customers noted above.

LICENSING AGREEMENTS

         See "THE PRODUCTS" on page 4 for further discussion of the relative importance of our license agreements.

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license renews automatically every two years if average annual sales in the two-year license period exceed 75% of the average sales of the previous four years. All minimum sales levels have been met; based on our current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

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

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, we sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note in the amount of $2,032,272 due in twelve monthly installments of approximately $169,356, plus interest at prime plus 1%, commencing January 2004.

The Sublicense Agreement excluded the rights to "273 Indigo" for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance addition, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to new additions for a price equal to our book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. The guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to "273 Indigo", and we may continue to manufacture and distribute "273 Indigo" products.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. ("OP"), to manufacture and distribute men's and women's fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, but has automatically renewed for an additional three-year period. We have six (6) additional three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

JOCKEY INTERNATIONAL: On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. ("Jockey"), to manufacture and distribute men's and women's fragrances and other related products under the Jockey(R) label. The initial term of the agreement extends through December 31, 2004, with three (3) three-year renewal options. The license required the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. We launched Jockey fragrances for women and men during the first calendar quarter of 2002. We did not exercise the renewal option as market penetration of the brand did not meet our expectations.

ROYAL COPENHAGEN: On September 1, 2003, the Company entered into an agreement with Five Star Fragrances Company, Inc., to market and distribute Royal Copenhagen fragrance products to the U.S. department store market. The term of the agreement is for three years, with an option to renew for one additional year. There are no royalties, sales minimums or advertising commitments under this agreement.

GUESS: Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

Under the GUESS? Agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first GUESS? fragrance will be launched during July 2005.

PARIS HILTON: On May 4, 2004, we entered into a letter of intent with Ms. Paris Hilton ("PH"), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. ("PHEI"), which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

Under the PHEI Agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first PH fragrance will be launched prior to March 31, 2005.

We believe we are in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

TRADEMARKS

         We have exclusive licenses, as discussed above, to use trademark and tradename rights in connection with the packaging, marketing and distribution of our products, both in the United States and internationally where such products are sold. See "THE PRODUCTS" on page 4 for further discussion of the relative importance of these licenses.

         In addition, we own the worldwide trademark and distribution rights to LIMOUSINE fragrances. There are no licensing agreements requiring the payment of royalties to us for this trademark. We have not distributed fragrance products under the LIMOUSINE brand since fiscal 1998, nor do we anticipate distribution in the near future.

          On January 16, 2003, we entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and trademarks relating to the Animale brand (we owned the worldwide trademarks and distribution rights prior to the sale) for $4,000,000, which closely approximated the brand's net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. The note has been paid in full in accordance with its terms.

         As part of the agreement we did not include the inventory of Chaleur d'Animale, the Animale brand's newest product introduction, and maintain the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005.

         Prior to Fiscal 2003, we owned the worldwide trademarks and distribution rights to the ALEXANDRA de MARKOFF and BAL A VERSAILLES brands. Royalties were payable to us by the licensees of these brands. See Note 6 to the accompanying Consolidated Financial Statements for discussion of the sale of these two brands to the previous licensees.

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

COMPETITION

         The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us. There are also companies, which are substantially larger and more diversified (the October 2003 issue of "WWD Beauty Biz" lists the 75 largest companies in the world ranked by total beauty sales. The top 26 companies in the listing have sales levels exceeding $1 billion, with the 75th largest at $90 million) and which have substantially greater financial and marketing resources than us, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

EMPLOYEES

         As of March 31, 2004, we had a total of 120 full-time and part-time employees. Of these, 44 were engaged in worldwide sales activities, 51 in operations, marketing, administrative and finance functions and 25 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives.

         We have a 401-K Plan covering substantially all of our employees. We match 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

ITEM 2.  PROPERTIES

         In November 1995, we moved our corporate headquarters and distribution center to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The current annual lease cost of the facility is approximately $714,000, with the lease covering the ten-year period ending November 2005. We have an option to extend the lease for an additional five-year period with minimal rent escalation.

         In July 2002, we leased an additional 13,000 square feet of warehouse space at a monthly cost of approximately $7,800. This lease expired on January 31, 2004.

         In May 2004, we leased an additional 38,000 square feet of warehouse space in Fort Lauderdale at a monthly cost of approximately $23,300. This lease expires December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

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

         Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. We filed a Motion to Dismiss the action on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court encouraged the Plaintiffs to serve a demand upon the Company to examine the issues alleged in the Complaint rather than file an Amended Complaint, but gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff's counsel demonstrating the Company's view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence have followed and additional extensions of time have been granted. As of the date of this filing, no amended complaint has been served.

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

         The Company and the named defendants engaged Delaware counsel to defend the action, and the action was voluntarily dismissed on September 11, 2003. In addition, the tender offer proposal, which precipitated the Complaint, was withdrawn.

         To the best of our knowledge, there are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any actions for shareholders' approval during the quarter ended March 31, 2004 or through June 27, 2004.

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

         We believe that the number of beneficial owners of our common stock is approximately 4,000, including owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

         The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2004 through June 25, 2004. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

              Fiscal Quarter                      Common Stock
              --------------                    ---------------
                                                High        Low
                                                ----        ---
         First (April/June) 2002                2.850      1.660
         Second (July/Sept.) 2002               2.700      1.430
         Third (Oct./Dec.) 2002                 2.900      1.640
         Fourth (Jan./Mar.) 2003                3.100      1.900
         First  (April/June) 2003               3.890      2.200
         Second (July/Sept.) 2003               3.750      2.910
         Third (Oct./Dec.) 2003                 5.360      3.120
         Fourth (Jan./Mar.) 2004               13.730      4.560
         First (April/June) 2004               12.090      7.150

         We have not paid a cash dividend on our common stock nor do we contemplate paying any dividends in the near future. Our loan agreement restricts payment of dividends without prior approval.

         The following chart outlines the Company's equity compensation plan information as of March 31, 2004.

                                                                                  Number of securities
                                                                                  remaining available for
                                                                                  future issuance under
                           Number of securities to    Weighted-average            equity compensation plans
                           be issued upon exercise    exercise price of           (exclusing securities
                           of outstanding options,    outstanding options,        reflected
Plan Category              warrants and rights        warrants and rights         in column (a))
-------------              -----------------------    --------------------        --------------------------
Equity compensation
plans approved by
security holders(1)                   11,000                    $2.81                      315,863

Equity compensation
plans not approved by
security holders(2)                2,038,000                    $2.32                           --
                                   ---------                                               -------
Total                              2,049,000                    $2.33                      315,863
                                   =========                                               =======

----------
(1) See note 10 to the Company's consolidated financial statements included with this filing for a discussion of the Company's stock option plans.

(2) See note 8(D) to the Company's consolidated financial statements included with this filing for a discussion of the Company's options and warrants granted in connection with employment and consulting arrangements.

         The following chart outlines the Company's repurchases of its common stock, all of which were purchased on the open market.

                          Issuer Purchases of Equity Securities
                          -------------------------------------

Period          (a) Total Number   (b) Average Price  (c) Total Number of Shares (d) Maximum Number (or
                    of  Shares         Paid Per Share     Purchased as Part of       Approximate Dollar
                    Purchased (1)                         Publicly Announced         Value) of Shares that
                                                          Plans or Programs          May Yet Be Purchased
                                                                                     Under the Plans or
                                                                                     Programs (2)
----------------------------------------------------------------------------------------------------------
Month #1
1/1/2004-1/31/2004
                        80,000             $5.14                80,000                        $637,000
Month #2
2/1/2004-
2/29/2004               45,014             $5.48                45,014                        $390,000

Month #3
3/1/2004-
3/31/2004                    -                 -                     -                        $390,000

----------
(1) Purchased in accordance with the Company's common stock buy-back program announced on February 14, 2003. See page 23 of "Liquidity and Capital Resources" for further discussion.

(2) Represents the remaining amount approved by the Company's lender for repurchase of common stock. On February 6 ,2003, the Company received approval to repurchase up to $7.5 million inshare value.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data has been derived from audited consolidated financial statements. Consolidated balance sheets at March 31, 2004 and 2003, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended March 31, 2004 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

For the Year Ended March 31,    (in thousands of dollars, except per share data)
----------------------------

                                  2004      2003       2002       2001      2000
                                  ----      ----       ----       ----      ----
Net sales                      $80,581   $72,254   $ 70,489    $69,525   $67,022
Costs/operating expenses        70,268    66,409     74,356     62,145    60,423
Operating income (loss)         10,313     5,845     (3,867)     7,380     6,599
Net income (loss)                6,268     5,474     (5,655)     3,926     3,873
Income (loss) per share:
   Basic                       $  0.75   $  0.56   ($  0.57)   $  0.39   $  0.32
   Diluted (1)                 $  0.63   $  0.54   ($  0.57)   $  0.38   $  0.31
----------
(1) The calculation of diluted loss per share was the same as the basic loss per share for fiscal 2002 since inclusion of potential common stock in the computation would be antidilutive.

     At March 31,                           (in thousands of dollars)
     ------------
                               2004    2003(2)  2002(2)   2001(2)   2000(2)
                            -------   -------   -------   -------   -------
Current assets              $63,385   $54,875   $61,531   $52,793   $60,460
Current liabilities           9,505    15,219    23,869    22,257    25,706
Working capital              53,880    39,656    37,662    30,536    34,754

Trademarks, licenses and
  goodwill, net               7,945     8,231     9,535    20,464    21,469
Long-term borrowings, net        --       102       962     1,686     2,571
Total assets                 72,467    66,672    73,497    75,995    84,330

Total liabilities            11,226    16,379    25,573    25,121    30,685

Stockholders' equity         61,240    50,293    47,924    50,874    53,645
----------
(2) Amounts as of March 31, 2003, 2002, 2001 and 2000 have been restated. See
    Note 15 to the Company's consolidated financial statements for further discussion.

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

         The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the years ended March 31, 2003 and 2002 as described in Note 15 to the consolidated financial statements.

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

         Accounting for Intangible Assets. The value of our intangible assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets for impairment using the guidance of applicable accounting literature. Indefinite-lived intangible assets are reviewed annually during the Company's fourth quarter of each fiscal year for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

         Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant certain of our unrelated U.S. department store customers the right to return product which does not "sell-through" to consumers. At the time of sale, we record a provision for estimated product returns based on our historical "sell-through" experience, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns. It is only after the specific gift-giving season (Mother's Day, Christmas, etc.) that the customer requests approval of the return for unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the allowance for returns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

         Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover uncollectable accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including a customer-by-customer review for large accounts. If the financial condition of our customers, or any one customer, deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

         Inventory Write-downs. We record inventory write-downs for estimated obsolescence and shrinkage of inventory. Our estimates consider the cost of inventory, the estimated market value, the shelf life of the inventory and our historical experience. If there are changes to these estimates, or changes in consumer preferences, additional inventory write-downs may be necessary.


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

         Since April 2003 we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies.

Significant Trends.

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

Comparison of the year ended March 31, 2004 with the year ended March 31, 2003.

         During the fiscal year ended March 31, 2004, net sales increased 12% to $80,580,709 compared to $72,253,699 for the same period for the prior year. The increase is mainly attributable to (1) the launch of "Perry m", Perry f", and "360 Red" for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $10,615,473 in total Perry Ellis brand gross sales from $57,354,411 to $67,969,884, and, (2) the launch of Ocean Pacific for men and women, which resulted in an increase in total Ocean Pacific brand gross sales of $3,374,117. These increases were offset by the reduction in gross sales of Animale and FHBH brand products of $3,762,730 and $2,662,933, respectively (which brands were sold and sublicensed during January and March 2003, respectively) and a $1,406,830 reduction in gross sales of Jockey brand products. The Jockey license agreement expires on December 31, 2004, and we do not anticipate significant sales of such products during the remaining term.

         Net sales to unrelated customers decreased 24% to $38,138,631, compared to $50,505,473 for the same period in the prior year, as a result of the reductions discussed above. Additionally, the prior year period included the launch of "Perry Man" and "Perry Woman", for which current period gross sales decreased $5,350,155 compared to the prior launch year period. Net sales to related parties increased 95% to $42,442,078, compared to $21,748,266 for the same period in the prior year, as brands, which were originally launched in the U.S. department store market over the last few years reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company's channels. We anticipate that this trend in distribution channels will continue until the launch of a new Perry Ellis brand fragrance product, and the launch of the initial GUESS? fragrance product, both of which are anticipated during the Fall and Winter 2005 season.

         Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

         Our overall cost of goods sold remained relatively stable as a percentage of net sales, decreasing from 50% for the fiscal year ended March 31, 2003 to 49% for the current comparable period. Cost of goods sold on sales to unrelated customers and related parties both approximated 49% for the current period, as compared to 47% and 57%, respectively, for the same period in the prior year. The increase in cost of goods sold to unrelated customers for the current period was due to the purchase by unrelated parties of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. For the last two fiscal years, the cost of goods sold to unrelated customers has increased, and consequently gross margins have decreased, due to a greater number of value sets sold as discussed above. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant. The current year period also includes the sale of a higher percentage of basic stock items to related parties, which result in higher margins.

         Operating expenses increased slightly compared to the same period in the prior year from $30,536,582 to $30,659,884, decreasing as a percentage of net sales from 42% to 38%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses decreased 11% to $12,714,825 compared to $14,244,338 in the prior year period, decreasing as a percentage of net sales from 20% to 16%. The prior year period included promotional costs for "Perry Man" and "Perry Woman", which launched during the fall of 2002. No such major launches occurred during the current year period. Selling and distribution costs increased slightly to $6,560,973 in the current period compared to $6,545,221 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 8%. The increase was mainly attributable to increases in employee salaries and health insurance premiums offset by a reduction in commissions paid to an international sales representative who previously sold FHBH products in the Caribbean and to reduced commissions to a sales representative in Mexico. These commission reductions will not continue to effect future periods. During the current period, the Company increased its focus on the Mexican marketplace and engaged a distributor for Mexico in lieu of a commissioned representative. This distributor is owned and operated by individuals related to our Chairman and Chief Executive Officer. General and administrative expenses increased by 19% compared to the prior year period from $5,188,592 to $6,162,926, increasing as a percentage of net sales from 7% to 8%. The increase is mainly attributable to increases in employee salaries, health insurance premiums, legal and professional fees, and non-recurring charitable contributions, offset by a reduction in bad debt expense. Depreciation and amortization decreased by 7% during the current period from $1,356,597 to $1,256,593. Royalties increased by 24% in the current period, increasing as a percentage of net sales from 4% to 5% as a result of minimum royalty requirements on Jockey brand products. This trend should not continue as the Jockey license expires in December 2004.

         As a result of the above factors, operating income increased to $10,312,629 or 13% of net sales for the current period, compared to $5,845,289 or 8% of net sales for the same period in the prior year. Net interest expense decreased to $224,368 in the current period as compared to $694,317 for the same period in the prior year. The decrease reflects a lower average balance outstanding under our line of credit as compared to the prior year, coupled with increased interest income generated on notes receivable. The current year period includes foreign exchange gains of $20,796 relating to the sales and collection activities with our Canadian distributor, the only country where we assume foreign exchange risk, due to the strengthening of the Canadian currency against the U.S. dollar. The prior year period includes other income of $3,542,083 relating to the settlement of a lawsuit we filed in 2001 against a supplier (See
Note 12 to the Company's consolidated financial statements for further discussion of the litigation settlement).

         Income before taxes for the current period was $10,109,057 compared to $8,692,922 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $6,267,615 for the current period, compared to $5,474,459 in the prior year period.

Comparison of the year ended March 31, 2003 with the year ended March 31, 2002.

         During the fiscal year ended March 31, 2003, net sales increased 3% to $72,253,699 as compared to $70,488,563 for the same period for the prior year. The increase is mainly attributable to the launch of "Perry" by Perry Ellis for men and women, which resulted in an increase in total Perry Ellis brand gross sales from $49,434,433 to $57,354,411, and launches of "Jockey" for men and women in the Spring of 2002, which added gross sales of $1,325,960 in the current period. These increases were offset by reductions in gross sales of Animale (which brand was sold during January 2003) and Ocean Pacific brand products of $4,689,844 and $1,154,883, respectively, as certain products were launched during the prior year period.

         Net sales to unrelated customers increased 9% to $50,505,473 in the current period, compared to $46,459,196 for the same period in the prior year, as a result of the launches discussed above. Sales to related parties decreased 9% to $21,748,226 in the current period compared to $24,029,367 for the same period in the prior year, which was mainly attributable to a $1,782,447 reduction in gross sales of Animale brand products, which brand was sold as discussed above.

         Cost of goods sold decreased as a percentage of net sales from 51% for the fiscal year ended March 31, 2002 to 50% for the current period. Cost of goods sold on sales to unrelated customers and related parties approximated 47% and 57%, respectively, for the current period, as compared to 51% for each, for the same period in the prior year. The prior year period included the sale of certain close-out merchandise to international customers at lower margins. The increase in cost of goods sold to related parties for the current period was due to the purchase of a higher percentage of value sets for holiday seasons than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. For the last two fiscal years, the cost of goods sold to related parties has increased, and consequently gross margins have decreased, due to a greater number of value sets sold as discussed above.

         Operating expenses decreased by 21% compared to the same period in the prior year from $38,594,100 to $30,536,582, decreasing as a percentage of net sales from 55% to 42%. Advertising and promotional expenses decreased 2% to $14,244,338 compared to $14,598,130 in the prior year period, decreasing as a percentage of net sales from 21% to 20%. The prior year period includes approximately $728,000 in charges relating to the bankruptcy filing by an advertising firm that owed us barter advertising credits. Selling and distribution costs decreased 1% to $6,545,221 in the current period as compared to $6,644,561 for the same period of the prior year, remaining relatively constant at 9% of net sales. General and administrative expenses decreased 9% compared to the prior year period from $5,668,973 to $5,188,592, decreasing as a percentage of net sales from 8% to 7%. The decrease was mainly attributable to reductions in bad debt expense and legal fees of approximately $390,000 and $309,000, respectively, offset by an increase in health and other insurance costs. Depreciation and amortization decreased by 32% during the current period from $1,995,096 to $1,356,597, as approximately $564,000 of amortization on intangibles relating to the Alexandra de Markoff ("ADM") and Bal a Versailles ("BAV") brands was no longer required during the current period. Royalties increased by 43% in the current period, increasing as a percentage of net sales from 3% to 4% due to minimum royalty requirements for the Jockey license. During the prior period, we recorded an impairment charge on the intangibles relating to the ADM and BAV brands, which were being licensed to unrelated third parties, totaling $7,441,554. This charge was recorded as a result of our decision to sell these two brands to their respective licensees (See Note 6 to the Company's consolidated financial statements for further discussion of these brands and the impairment charge).

         As a result of the above, operating income increased to $5,845,289 or 8% of net sales for the current period, compared to an operating loss of $3,866,540 for the same period in the prior year. The current year period includes other income of $3,542,083 relating to the settlement of our lawsuit with a supplier (See Note 12 to the Company's consolidated financial statements for further discussion of the litigation settlement). Net interest expense decreased to $694,317 in the current period as compared to $1,032,975 for the same period in the prior year. The decrease was mainly attributable to the substantial reduction in interest rates compared to the prior year, reflecting the terms of our new line of credit, coupled with a reduced prime rate and lower average balance outstanding. The Company recorded a $2,858,447 non-cash charge during the prior period, representing a writedown for an other-than-temporary decline in the value of our investment in affiliate, based upon a sustained reduction in the quoted market price of the investment compared to its original cost (See Note 2 to the Company's consolidated financial statements for further discussion of this non-cash charge).

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

Liquidity and Capital Resources

         Working capital increased to $53,879,645 at March 31, 2004 compared to $39,656,571 at March 31, 2003, the result of current period's net income, the collection on notes receivable and proceeds of $2,212,904 from the exercise of warrants (See Item 1, "Business", for further discussion) and employee stock options, offset by the purchase of treasury stock discussed below.

         During the fiscal year ended March 31, 2004, net cash provided by operating activities was $7,537,136 compared with $7,855,720 in the prior year.

         Net cash provided by investing activities decreased to $1,615,786 in the current year period, compared to $3,913,317 in the prior year, the result of cash generated from brand sales/licensing in the prior year period. The current period includes collection on notes receivable in connection with the brand sales/licensing.

         The cash provided by operating and investing activities during the current year was used to reduce debt, both long-term and under our line of credit, as well as repurchase approximately $2.6 million of our common stock (see below). The prior year period also used cash generated from operating and investing activities to reduce debt as well as repurchase approximately $4.5 million of our common stock. Additionally, during the current year period, we generated approximately $2.2 million of cash from the issuance of common stock in connection with the exercise of certain warrants and employee options. See
Note 8D for further discussion.

         As of March 31, 2004 and 2003, our ratios of the number of days sales in accounts receivable and inventory, on a 365-day basis, were as follows:

                                          March 31,
                                         ----------
                                         2004  2003
                                         ----  ----
         Trade accounts receivable (1):
                       Unrelated           43    40
                                          ===   ===
                       Related             99   200
                                          ===   ===
                       Total:              73    88
                                          ===   ===

         Inventories                      143   133
                                          ===   ===

----------
(1) Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $1,756,000 and $1,734,000 in 2004 and 2003, respectively.

         Consistent with prior year periods, the number of days sales in trade receivables from related parties exceed those of unrelated customers, due mainly to the highly seasonal cash flow of Perfumania (See Item 1 "CUSTOMERS" for further discussion of our relationship with Perfumania). Although we expect this trend to continue, based on current information and published information concerning Perfumania's increased borrowing capability, we anticipate a continuing improvement in the days outstanding.

         Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit ("SKU"), we often produce a six-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the significant gross margins on our products outweigh the additional carrying costs. The increase between 2004 and 2003 is attributable to recent product introductions, which did not have a full year's sales activity.

         As of June 30, 2001, we had repurchased, under all phases of our common stock buy-back program, a total of 7,978,131 shares at a cost of $21,983,523, with 121,869 shares still available for repurchase under the last program. On July 25, 2001, the Board of Directors, at that date, authorized an additional 2,500,000 share repurchase, subject to the restrictions and covenants in our new loan agreement discussed below. Through January 31, 2003, no shares were purchased under the latest authorization. On February 6, 2003, we received approval from our lender to proceed with the latest phase of our repurchase program up to a maximum of $7.5 million, which was ratified on February 14, 2003, by our current Board of Directors. During the fiscal year ended March 31, 2003, we had repurchased, in the open market, an additional 1,476,700 shares at a cost of $4,469,593. During the fiscal year ended March 31, 2004, we repurchased an additional 685,864 shares in the open market at a cost of $2,639,712. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

         Prior to the effectiveness of the Sarbanes-Oxley Act ("Sarbanes-Oxley"), which prohibits the Company from renewing or amending loans, as well as issuing new loans to Company officers and directors, we had made several personal loans to Mr. Ilia Lekach, our chairman and chief executive officer. These loans were consolidated into one note agreement on April 1, 2002, which bore interest at 8% per annum and became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was effected via an offset of amounts due Mr. Lekach under his regular compensation arrangement.

         On July 15, 2003, Mr. Lekach repaid the entire unpaid loan balance of $742,884, plus accrued interest through that date at the default rate of prime plus 5% (9.25%) as stipulated in the note. Accordingly, the note receivable from officer balance as of March 31, 2003 has been classified as a current asset.

         On July 20, 2001, we entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005. Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under a previous $14 million credit facility with General Electric Capital Corporation. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York's prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to "Earnings Before Interest, Taxes and Depreciation ("EBITDA"), as defined in the Loan Agreement.

         At March 31, 2004, based on the borrowing base at that date, the credit line amounted to approximately $16,137,000, none of which was utilized.

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

         As of March 31, 2004, we do not have any material commitments for capital expenditures.

         Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we would expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There is no assurance that we could obtain such additional financing or what the terms of such financing, if available, would be.

The following table sets forth information regarding our contractual obligations as of March 31, 2004 (in 000's):

                                                     For the Year Ending March 31,
                                   -------------------------------------------------------------
Type of Obligation                   2005     2006     2007     2008     2009  Thereafter  Total
------------------                -------   ------   ------   ------   ------  ----------  -----
Long-term debt                    $   171   $   --   $   --   $   --   $   --   $    --   $   171
Capital lease obligations              --       --       --       --       --        --        --
Operating leases                    1,001      696       17       --       --        --     1,714
Purchase obligations (1)           18,000       --       --       --       --        --    18,000
Other long-term obligations (2)       634    1,696    1,819    1,687    1,938     1,312     9,086
                                   ------   ------   ------   ------   ------   -------   -------
                                  $19,806   $2,392   $1,836   $1,687   $1,938   $ 1,312   $28,971
                                  =======   ======   ======   ======   ======   =======   =======

----------
(1) Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.
(2) Consists of minimum royalty requirements under our licensing agreements.

As of March 31, 2004 we do not have any "off-balance sheet arrangements" as that term is defined in Regulation S-K Item 303(a)(4).

New Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after June 2003. The Company adopted the requirements of FIN 45 which did not have a significant impact on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 which was revised in December 2003 ("FIN 46-R"). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46-R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R did not have an impact, on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we are not at risk to any foreign exchange translation exposure, other than with our Canadian distributor where we assume such risk, but could be subject to changes in political and economic conditions in many of these countries. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly. During the fiscal year ended March 31, 2004, we recorded foreign exchange gains of $20,796 relating to sales/collection activity with our Canadian distribution.

         Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2004 and 2003, primary source of funds for working capital and other needs was our $20 million line of credit.

         Of the approximate $0.2 million and $6.4 million of short-term and long-term borrowings on the Company's balance sheet as of March 31, 2004 and 2003, respectively, approximately 100% and 20%, respectively, represented fixed rate instruments. The line of credit, which was not utilized as of March 31, 2004, bears interest at a floating rate of prime plus 1%. A hypothetical 10% adverse move in interest rates would increase fiscal year 2004 and 2003 interest expense by approximately $0.1 million in each year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The financial statements and supplementary data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9.A CONTROLS AND PROCEDURES

         Parlux Fragrances, Inc's Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective.

         However, the Company has restated portions of this report, including portions of Part I, Item 15 (certain line items in the consolidated financial statements as of March 31, 2003 and for the fiscal years ended Mach 31, 2003 and 2002, certain related footnote disclosures) and Part II, Item 7 (certain changes, some of which are related to the financial statement changes, to Management's Discussion and Analysis of Financial Condition and Results of Operations). These changes were made in response to comments received from the Securities and Exchange Commission in connection with its review of the Company's recent filing of a registration statement on Form S-3 (file number 333-112473).

         Please see Note 15 to the consolidated financial statements included with this report. The Company has treated restricted cash as a reduction in its revolving line of credit balance since fiscal 1996, as the funds in the relevant depository accounts are under the dominion of the Company's lender under the terms of the Revolving Credit and Security Agreement. However, in this report and in the future, the Company will record such restricted cash and line of credit balances at their gross amounts.

         The restatements contained in the report do not affect the Company's earnings or earnings per share for the years ended March 31, 2003 and 2002, nor do they change the conclusion of the Chief Executive Officer and Chief Financial Officer that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2004.

         There were no changes in the Company's internal controls or procedures or in other factors during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required in response to this item is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

             1.   Financial Statements
                  See Index to Financial Statements beginning on page F-1 of this annual report.

             2.   Financial Statement Schedules
                  See Index to Financial Statements beginning on Page F-1 of this annual report.

             3.   Exhibit Index

                  2.1 Asset Purchase Agreement, dated June 15, 1994, by and between Fred Hayman Beverly Hills Inc. and the Company (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K, filed with the Securities and Exchange Commission (the "SEC") on June 15, 1994 and as amended on June 29, 1994 and August 26, 1994)

                  2.2 Asset Purchase Agreement, dated November 2, 1994, by and between Sanofi Beaute and the Company (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K, filed with the SEC on January 11, 1995 (the "1995" Form 8-K)

                  3(a) Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 through 3.5 to the Registration Statement on Form S-3 (File No. 33-89806), declared effective on March 13, 1995 and Exhibit 4.6 of Registration Statement on Form S-3, declared effective on October 2, 1996 (File No. 333-11953)

                  3(b) By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-3, declared effective on March 13, 1995 (File No. 33-89806)

                  10.1 Stock Option Plan (incorporated by reference to Annex A to the Company's Preliminary Proxy Statement, filed on August 16, 1996

                  10.2 Employee Stock Option Plan 2000 (incorporated by reference to Annex "A" to the Company's Definitive Proxy Statement, filed on August 25, 2000)

                  10.37 Facility lease agreement, dated June 21, 1995 between the Company and Port 95-2, Ld. (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995)

                  10.48 Stock Purchase Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc., (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 12, 1999)

                  10.58 Employment Agreement, with Ilia Lekach, dated as of March 31, 2002, (incorporated by reference to Exhibit
                           10.58 to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, filed on July 1, 2002 ("the March 31, 2002 Form 10-K"))

                  10.59 Employment Agreement, with Frank A. Buttacavoli, dated as of March 31, 2002, (incorporated by reference to Exhibit 10.59 to the Company's March 31, 2002 Form 10-K)

                  10.60 Consulting Agreement, with Cosmix, Inc., dated as of March 31, 2002, (incorporated by reference to Exhibit
                           10.60 to the Company's March 31, 2002 Form 10-K)

                  10.61 Consulting Agreement, with Cambridge Development Corp., dated as of March 31, 2002, (incorporated by reference to Exhibit 10.61 to the Company's March 31, 2002 Form 10-K)

                  10.62 Agreement, dated November 4, 2002, between the Company and Genesis International Marketing Corporation, (incorporated by reference to Exhibit
                           10.62 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002)

                  10.63 Agreement, dated January 16, 2003, between the Company and Animale Group, S.A. (incorporated by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, filed on February 14, 2003)

                  10.64 Agreement, dated March 28, 2003, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 30, 2003)

                  10.66 License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission") (incorporated by reference to Exhibit
                           10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003)

                           The following exhibits are attached:

                  10.67 License Agreement, dated as of June 1, 2004, between the Company and Paris Hilton Entertainment, Inc. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

                  14.1 Parlux Fragrances, Inc.'s Code of Business Conduct and Ethics, adopted by the Board of Directors on April 30, 2004

                  23.1 Consent of Deloitte & Touche LLP, an independent registered public accounting firm

                  31.1 Certification of Chief Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, as amended

                  32.2 Certification of Chief Financial Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, as amended

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Ilia Lekach
------------------------------------------------------------
Ilia Lekach, Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Dated:  June 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Frank A.  Buttacavoli
------------------------------------------------------
Frank A.  Buttacavoli, Executive Vice President,
Chief Operating Officer,
Chief Financial Officer and Director
(Principal Financial and Principal Accounting Officer)


/s/ Frederick E. Purches
------------------------------------------------------
Frederick E. Purches, Vice Chairman and Director


/s/ Glenn Gopman
------------------------------------------------------
Glenn Gopman, Director


/s/ Esther Egozi Choukroun
------------------------------------------------------
Esther Egozi Choukroun, Director


/s/ Jaya Kader Zebede
------------------------------------------------------
Jaya Kader Zebede, Director


/s/ David Stone
------------------------------------------------------
David Stone, Director

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     FINANCIAL STATEMENTS:                                                Page

     Report of Independent Registered Public Accounting Firm               F-2

     Consolidated Balance Sheets                                           F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statements of Changes in Stockholders' Equity            F-5

     Consolidated Statements of Cash Flows                                 F-6

     Notes to Consolidated Financial Statements                            F-7

     FORM 10-K SCHEDULES:

     Schedule II - Valuation and Qualifying Accounts                       F-26


     All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Parlux Fragrances, Inc.
   Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the formation set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties. In addition, as discussed in Note 15, the accompanying 2003 and 2002 financial statements have been restated.


Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
June 25, 2004

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                          March 31,       March 31,
ASSETS                                                                      2004            2003
                                                                        ------------    ------------
                                                                                    (As restated see note 15)
CURRENT ASSETS:
  Cash and cash equivalents                                             $    654,633    $    137,023
  Restricted cash                                                          4,162,669       1,477,841
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $1,756,000 and  $1,734,000, respectively                                2,747,845       3,751,570
  Trade receivable from related parties                                   11,504,472      11,933,952
  Income tax receivable                                                      231,366              --
  Notes receivable, current portion                                        1,708,511       2,182,135
  Note receivable, officer                                                        --         742,884
  Inventories                                                             31,561,553      26,281,297
  Prepaid expenses and other current assets, net                           5,973,937       7,007,410
  Investment in affiliate                                                  4,839,693       1,361,164
                                                                        ------------    ------------

    TOTAL CURRENT ASSETS                                                  63,384,679      54,875,276
Equipment and leasehold improvements, net                                  1,079,954       1,668,284
Trademarks and licenses, net                                               7,944,924       8,231,145
Notes receivable, less current portion                                            --       1,524,204
Other                                                                         57,139         373,666
                                                                        ------------    ------------

    TOTAL ASSETS                                                        $ 72,466,696    $ 66,672,575
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                           $    170,927    $  6,336,219
  Accounts payable                                                         8,457,127       7,420,405
  Income taxes payable                                                            --         279,610
  Accrued expenses                                                           876,980       1,182,471
                                                                        ------------    ------------

    TOTAL CURRENT LIABILITIES                                              9,505,034      15,218,705
Borrowings, less current portion                                                  --         102,096
Deferred tax liability                                                     1,721,229       1,058,479
                                                                        ------------    ------------

    TOTAL LIABILITIES                                                     11,226,263      16,379,280
                                                                        ------------    ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding at March 31, 2004 and 2003                     --              --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   19,191,115 and 18,046,840 shares issued at March 31, 2004
   and 2003, respectively                                                    191,911         180,468
  Additional paid-in capital                                              78,039,205      74,084,335
  Retained earnings                                                        9,538,994       3,271,379
  Accumulated other comprehensive income (loss)                            2,696,623        (656,299)
                                                                        ------------    ------------
                                                                          90,466,733      76,879,883
  Less - 10,179,695 and 9,493,831 shares of common stock in treasury,
   at cost, at March 31, 2004 and 2003, respectively                     (29,226,300)    (26,586,588)
                                                                        ------------    ------------

    TOTAL STOCKHOLDERS' EQUITY                                            61,240,433      50,293,295
                                                                        ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 72,466,696    $ 66,672,575
                                                                        ============    ============

                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended March 31,
                                                    --------------------------------------------
                                                        2004            2003           2002
                                                    ------------    ------------    ------------
                                                                      (As restated see note 15)
Net sales:
   Unrelated customers, including licensing fees
     of $18,750 in 2004 and $487,500 in 2002        $ 38,138,631    $ 50,505,473    $ 46,459,196
   Related parties                                    42,442,078      21,748,226      24,029,367
                                                    ------------    ------------    ------------

                                                      80,580,709      72,253,699      70,488,563
                                                    ------------    ------------    ------------
Cost of goods sold, including $2,919,266,
     $3,203,485 and $3,611,060 of promotional
      items in 2004, 2003 and 2002, respectively:
   Unrelated customers                                18,607,927      23,515,711      23,486,751
   Related parties                                    21,000,269      12,356,117      12,274,252
                                                    ------------    ------------    ------------

                                                      39,608,196      35,871,828      35,761,003
                                                    ------------    ------------    ------------

Gross margin                                          40,972,513      36,381,871      34,727,560
                                                    ------------    ------------    ------------

Operating expenses:
  Advertising and promotional                         12,714,825      14,244,338      14,598,130
  Selling and distribution                             6,560,973       6,545,221       6,644,561
  General and administrative                           6,162,926       5,188,592       5,668,973
  Depreciation and amortization                        1,256,593       1,356,597       1,995,096
  Royalties                                            3,964,567       3,201,834       2,245,786
  Impairment loss on intangibles                              --              --       7,441,554
                                                    ------------    ------------    ------------

  Total operating expenses                            30,659,884      30,536,582      38,594,100
                                                    ------------    ------------    ------------

Operating income (loss)                               10,312,629       5,845,289      (3,866,540)

Interest income                                          196,528         125,039         166,116
Interest expense and bank charges                       (420,896)       (819,356)     (1,199,091)
Exchange gain (loss)                                      20,796            (133)         12,513
Litigation settlement, net of expenses                        --       3,542,083              --
Other-than-temporary decline in value
 of investment in affiliate                                   --              --      (2,858,447)
                                                    ------------    ------------    ------------

Income (loss) before income taxes                     10,109,057       8,692,922      (7,745,449)

Income taxes (provision) benefit                      (3,841,442)     (3,218,463)      2,090,048
                                                    ------------    ------------    ------------

Net income (loss)                                   $  6,267,615    $  5,474,459    ($ 5,655,401)
                                                    ============    ============    ============


Income (loss) per common share:
     Basic                                          $       0.75    $       0.56    $     ( 0.57)
                                                    ============    ============    ============
     Diluted                                        $       0.63    $       0.54    $      (0.57)
                                                    ============    ============    ============


                 See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEARS ENDED MARCH 31, 2004, 2003, AND 2002



                                                    COMMON STOCK                           RETAINED
                                             ---------------------------   ADDITIONAL      EARNINGS
                                                NUMBER          PAR          PAID-IN     (ACCUMULATED
                                                ISSUED         VALUE         CAPITAL        DEFICIT)
                                             ------------   ------------   ------------   ------------
 BALANCE at March 31, 2001                     17,986,565   $    179,866   $ 74,002,059   $  3,452,321

  Comprehensive income (loss):
   Net loss                                            --             --             --     (5,655,401)
   Reversal of unrealized holding loss on
    investment in affiliate, net of
    taxes of $207,360                                  --             --             --             --
   Unrealized holding loss on investment
    in affiliate                                       --             --             --             --
   Foreign currency translation adjustment             --             --             --             --

    Total comprehensive loss

  Issuance of common stock upon exercise
   of employee stock options                        6,712             67          9,162             --
                                             ------------   ------------   ------------   ------------

BALANCE at March 31, 2002                      17,993,277        179,933     74,011,221     (2,203,080)

  Comprehensive income:
   Net income                                          --             --             --      5,474,459
   Unrealized holding gain on investment
    in affiliate                                       --             --             --             --
   Foreign currency translation adjustment             --             --             --             --

    Total comprehensive income

   Issuance of common stock upon exercise
    of employee stock options                      53,563            535         73,114             --
  Purchase of treasury stock, at cost                  --             --             --             --
                                             ------------   ------------   ------------   ------------

BALANCE at March 31, 2003                      18,046,840        180,468     74,084,335      3,271,379

  Comprehensive income:
   Net income                                          --             --             --      6,267,615
   Unrealized holding gain on investment in
    affiliate, net of taxes of $126,435                --             --             --             --
   Foreign currency translation adjustment             --             --             --             --

    Total comprehensive income

   Issuance of common stock upon exercise
    of warrants                                 1,048,000         10,480      1,982,144             --
   Issuance of common stock upon exercise
    of employee stock options                      96,275            963        219,317             --
   Tax benefit from exercise of warrants
    and employee stock options                         --             --      1,753,409             --
   Purchase of treasury stock, at cost                 --             --             --             --
                                             ------------   ------------   ------------   ------------

BALANCE at March 31, 2004                      19,191,115   $    191,911   $ 78,039,205   $  9,538,994
                                             ============   ============   ============   ============

[RESTUBBED]

                                                                    TREASURY STOCK
                                                               -------------------------
                                               ACCUMULATED       NUMBER
                                                 OTHER         OF SHARES
                                              COMPREHENSIVE   AS RESTATED
                                              (LOSS) INCOME   SEE NOTE 15       COST           TOTAL
                                               ------------   ------------  ------------   ------------
 BALANCE at March 31, 2001                     $ (3,851,830)     8,017,131  $(22,116,995)  $ 51,665,421

  Comprehensive income (loss):
   Net loss                                              --             --            --     (5,655,401)
   Reversal of unrealized holding loss on
    investment in affiliate, net of
    taxes of $207,360                             3,496,220             --            --      3,496,220
   Unrealized holding loss on investment
    in affiliate                                   (741,081)            --            --       (741,081)
   Foreign currency translation adjustment          (13,448)            --            --        (13,448)
                                                                                           ------------
    Total comprehensive loss                                                                 (2,913,710)
                                                                                           ------------
  Issuance of common stock upon exercise
   of employee stock options                             --             --            --          9,229
                                               ------------   ------------  ------------   ------------

BALANCE at March 31, 2002                        (1,110,139)     8,017,131   (22,116,995)    48,760,940

  Comprehensive income:
   Net income                                            --             --            --      5,474,459
   Unrealized holding gain on investment
    in affiliate                                    453,722             --            --        453,722
   Foreign currency translation adjustment              118             --            --            118
                                                                                           ------------
    Total comprehensive income                                                                5,928,299
                                                                                           ------------
   Issuance of common stock upon exercise
    of employee stock options                            --             --            --         73,649
  Purchase of treasury stock, at cost                    --      1,476,700    (4,469,593)    (4,469,593)
                                               ------------   ------------  ------------   ------------

BALANCE at March 31, 2003                          (656,299)     9,493,831   (26,586,588)    50,293,295

  Comprehensive income:
   Net income                                            --             --            --      6,267,615
   Unrealized holding gain on investment in
    affiliate, net of taxes of $126,435           3,352,094             --            --      3,352,094
   Foreign currency translation adjustment              828             --            --            828
                                                                                           ------------
    Total comprehensive income                                                                9,620,537
                                                                                           ------------
   Issuance of common stock upon exercise
    of warrants                                          --             --            --      1,992,624
   Issuance of common stock upon exercise
    of employee stock options                            --             --            --        220,280
   Tax benefit from exercise of warrants
    and employee stock options                           --             --            --      1,753,409
   Purchase of treasury stock, at cost                   --        685,864    (2,639,712)    (2,639,712)
                                               ------------   ------------  ------------   ------------

BALANCE at March 31, 2004                      $  2,696,623     10,179,695  $(29,226,300)  $ 61,240,433
                                               ============   ============  ============   ============


See notes to consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Year ended March 31,
                                                                               --------------------------------------------

                                                                                   2004            2003           2002
                                                                               ------------    ------------    ------------
                                                                                                 (As restated see note 15)
Cash flows from operating activities:
Net income (loss)                                                              $  6,267,615    $  5,474,459    ($ 5,655,401)
                                                                               ------------    ------------    ------------

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization                                                     1,256,593       1,356,597       1,995,096
Other-than-temporary decline in market value of investment in affiliate                  --              --       2,858,447
Impairment loss on intangibles                                                           --              --       7,441,554
Provision for doubtful accounts                                                       8,232         200,000         590,000
Write-downs of prepaid promotional supplies and inventory                         2,290,000         920,000       1,970,000
Deferred income tax provision (benefit)                                             285,671         328,963        (801,520)
Changes in assets and liabilities net of effect of brand licensing/sales:
   Decrease in trade receivables - customers                                        995,493       1,675,952         525,174
   Decrease in note and trade receivables - related parties                         429,480         854,368         217,858
   (Increase) decrease in income tax receivable                                    (231,366)      1,745,401      (1,745,401)
   Increase in inventories                                                       (7,100,256)     (2,239,646)    (10,328,694)
   Decrease (increase) in prepaid expenses and other current assets                 814,117          87,962        (301,411)
   Decrease (increase) in other non-current assets                                  316,527        (304,056)         18,757
   Increase (decrease) in accounts payable                                        1,036,722      (2,697,675)     (1,245,699)
   Increase (decrease) in accrued expenses and income taxes payable               1,168,308         453,395         (39,006)
                                                                               ------------    ------------    ------------

            Total adjustments                                                     1,269,521       2,381,261       1,155,155
                                                                               ------------    ------------    ------------

                      Net cash provided by (used in) operating activities         7,537,136       7,855,720      (4,500,246)
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net                             (382,042)       (620,016)     (1,222,751)
Collections on notes receivable from unrelated parties                            1,997,828              --              --
Purchases of trademarks                                                                  --              --          (6,974)
Cash received from brand licensing/sales:
   Animale                                                                               --       2,333,333              --
   Fred Hayman                                                                           --       2,000,000              --
   Bal a Versailles                                                                      --         200,000              --
   AdM                                                                                   --              --       3,008,000
                                                                               ------------    ------------    ------------

                      Net cash provided by investing activities                   1,615,786       3,913,317       1,778,275
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
Net (increase) decrease in restricted cash                                       (2,684,828)       (229,364)        734,857
(Payments) proceeds - note payable to GMACCC, net                                (5,444,971)     (6,363,419)     11,808,391
Payments - note payable to GE Capital Corporation, net                                   --              --      (8,766,307)
Payments - note payable to Fred Hayman Beverly Hills                               (794,418)       (739,023)       (687,489)
Payments - notes payable to Bankers Capital Leasing                                 (27,999)       (163,456)        (52,365)
Payments - note payable to United Capital Corporation                                    --              --        (111,231)
Payments  - other notes payable                                                          --              --         (18,869)
Net decrease (increase) in notes receivable from officer                            742,884          94,281         (46,218)
Purchases of treasury stock                                                      (2,639,712)     (4,469,593)             --
Proceeds from issuance of common stock, net                                       2,212,904          73,649           9,229
                                                                               ------------    ------------    ------------

                      Net cash (used in) provided by financing activities        (8,636,140)    (11,796,925)      2,869,998
                                                                               ------------    ------------    ------------


Effect of exchange rate changes on cash                                                 828             118         (13,448)
                                                                               ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                517,610         (27,770)        134,579
Cash and cash equivalents, beginning of year                                        137,023         164,793          30,214
                                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year                                         $    654,633    $    137,023    $    164,793
                                                                               ============    ============    ============



                 See notes to consolidated financial statements.

                             PARLUX FRAGRANCES INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2004, 2003, AND 2002


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

C.       ACCOUNTING ESTIMATES
         --------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence and periods of depreciation and amortization for trademarks, licenses, and equipment. Actual results could differ from those estimates.

D.       REVENUE RECOGNITION
         -------------------

         Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale.

         Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

E.       RESTRICTED CASH
         ---------------

         The Company had $4,162,669 and $1,477,841 of cash on deposit at March 31, 2004 and 2003, respectively, which represents collections on trade accounts receivable pending transfer to its lender, as stipulated in its revolving credit agreement discussed in Note 7. During April 2004, these funds were released from restriction and transferred into the Company's operating account since there were no amounts outstanding at March 31, 2004 under the revolving credit facility.

F.       INVENTORIES AND COST OF GOODS SOLD
         ----------------------------------

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company's applicable overhead in an amount of $2,307,000 and $2,255,000 at March 31, 2004 and 2003, respectively.

         Cost of goods sold includes the cost of inventories discussed above, as well as gift-with-purchase activities.

G.       INVESTMENT IN AFFILIATE
         -----------------------

         Investment in Affiliate consists of an investment in common stock of E Com Ventures, Inc. ("ECMV"), the parent company of Perfumania, Inc. (see Note 2). Such securities are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses of the Company's investment are charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and are included in the accompanying statements of changes in stockholders' equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings.

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

I.       TRADEMARKS AND LICENSES
         -----------------------

         Trademarks and licenses are recorded at cost and those with a definite life are amortized over the estimated periods of benefit, principally 10 years. Amortization expense was $286,221, $43,207 and $484,657 for the years ended March 31, 2004, 2003, and 2002, respectively.

         Indefinite-lived intangible assets are reviewed annually during the Company's fourth quarter of each fiscal year for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.


J.       LONG-LIVED ASSETS
         -----------------

         Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management's estimate of fair value. Management does not believe that there are any unrecorded impairment losses as of March 31, 2004.

K.       ADVERTISING AND PROMOTION COSTS
         -------------------------------

         Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

         Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are offset against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately $2,240,000, $3,013,000 and $3,536,000, and have been included in advertising and promotional expenses for the years ended March 31, 2004, 2003, and 2002, respectively, (including $50,000 and $35,000 to
         Perfumania in 2004 and 2003, respectively).

L.       SELLING AND DISTRIBUTION EXPENSES
         ---------------------------------

         Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company's products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

         Additionally, this caption includes approximately $2,025,000, $2,036,000 and $2,075,000 for the years ended March 31, 2004, 2003 and
         2002, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

M.       GENERAL AND ADMINISTRATIVE EXPENSES
         -----------------------------------

         General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company's products, professional service fees, corporate activities and other overhead costs relating to these areas.

N.       SHIPPING AND HANDLING FEES AND COSTS
         ------------------------------------

         Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to shipping and handling in cost of goods sold.

 O.      RESEARCH AND DEVELOPMENT COSTS
         ------------------------------

         Research and product development costs, which amounted to approximately $120,000, $272,000 and $249,000 for the years ended March 31, 2004,
         2003 and 2002, respectively, are expensed as incurred.

P.       INCOME TAXES
         ------------

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

Q.       FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The Company's functional currency for its foreign subsidiary is the local currency. Other income and expense includes foreign currency gains and losses, which are recognized as incurred.

R.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying value of the Company's financial instruments, consisting principally of cash and cash equivalents, receivables, notes receivable, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

S.       BASIC AND DILUTED EARNINGS PER SHARE
         ------------------------------------

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

T.       STOCK BASED COMPENSATION
         ------------------------

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

         In calculating the potential effect for proforma disclosure, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                     2004       2003       2002
                                                     ----       ----       ----
         Expected life (years)                        5          5          5
         Interest rate                                3%         3%         5%
         Volatility                                  70%        70%        75%
         Dividend Yield                               -          -          -

         If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                                                       For the years ended March 31,
                                                                                    2004             2003            2002
                                                                                -------------   -------------   -------------

                  Net income (loss), as reported                                $   6,267,615   $   5,474,459   $  (5,655,401)

                  Add:  Stock-based employee compensation expense included in
                  net income, net of related tax effects                                   --              --              --

                  Deduct:  Total stock-based employee compensation expense
                  determined under fair value based method for all awards,
                  net of related tax effects                                          265,128          32,611         606,679
                                                                                -------------   -------------   -------------

                  Pro forma net income (loss)                                   $   6,002,487   $   5,441,848   $  (6,262,080)
                                                                                =============   =============   =============

                  Basic net income (loss) per share:
                     As reported                                                $        0.75   $        0.56   $       (0.57)
                     Proforma                                                   $        0.72   $        0.55   $       (0.63)
                 Diluted net income (loss) per share:
                     As reported                                                $        0.63   $        0.54   $       (0.57)
                     Proforma                                                   $        0.61   $        0.53   $       (0.63)

U.       CASH FLOW INFORMATION
         ---------------------

         The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                       2004        2003         2002
                                   ----------   ----------   ----------
         Cash paid for:
              Interest             $  424,665   $  820,923   $1,288,250
                                   ==========   ==========   ==========
              Income taxes         $1,880,325   $  853,728   $  623,580
                                   ==========   ==========   ==========

         Supplemental disclosures of non-cash investing and financing activities are as follows:

         Year ended March 31, 2004:

         o The conversion of trade accounts receivable into a subordinated note receivable from Perfumania in the amount of $5,000,000 discussed in Note 2.

         o The Company incurred an unrealized holding gain of $3,478,529 on the investment in affiliate, net of deferred taxes of $126,435.

         o The Company realized an income tax benefit of $1,753,409 in connection with the exercise of warrants and employee stock options.

         Year ended March 31, 2003:

         o The conversion of trade accounts receivable into a subordinated note receivable from Perfumania in the amount of $3,000,000.

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

         Year ended March 31, 2002:

         o The conversion of trade accounts receivable into a subordinated note receivable from Perfumania in the amount of $3,000,000.

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

V.       SEGMENT INFORMATION
         -------------------

         As of March 31, 2004, the Company operates solely in one segment, the marketing and manufacture of prestige fragrances and beauty related products.

W.       NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after June 30, 2003. The Company adopted the requirements of FIN 45 which did not have a significant impact on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51 which was revised in December 2003 ("FIN 46-R"). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46-R is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46-R must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not invested in any entities that it believes are variable interest entities for which it is the primary beneficiary. The adoption of FIN 46-R did not have an impact, on the Company's financial position or results of operations.

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

2. RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS
   ----------------------------------------------------

Prior to the effectiveness of the Sarbanes-Oxley Act ("Sarbanes-Oxley"), which prohibits the Company from renewing or amending loans, as well as issuing new loans to Company officers and directors, the Company had made several personal loans to its chairman and chief executive officer, Mr. Ilia Lekach. These loans were consolidated into one note agreement on April 1, 2002, which bore interest at 8% per annum and became due on March 31, 2003 in accordance with the note's terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was effected via an offset of amounts due Mr. Lekach under his regular compensation arrangement.

On July 15, 2003, Mr. Lekach repaid the entire loan balance of $742,884, plus accrued interest at the default rate of prime plus 5%, through that date.

The Company had net sales of $31,964,407, $12,823,696, and $18,063,310 during the fiscal years ended March 31, 2004, 2003 and 2002, respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is the Company's largest customer, and transactions with them are closely monitored by the Company's Audit Committee and Board of Directors to ensure that dealings with Perfumania are at arms length. Perfumania offers the Company the opportunity to sell its products in over 230 retail outlets and its terms with Perfumania take into consideration the companies' over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania's purchases, (b) a policy of no returns from Perfumania,
(c) minimal spending for advertising and promotion, (d) free exposure of the Company's products provided in Perfumania's store windows and (e) minimal distribution costs to fulfill Perfumania orders.

While the Company's invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $10,890,338 and $11,426,977 at March 31, 2004 and 2003, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (See Note 13 for further discussion of this concentration of credit risk).

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

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares. As of March 31, 2004, the fair market value of the investment in ECMV had increased to $4,839,693 ($12.80 per share after the reverse split).

As of June 25, 2004 the fair market value of the investment in ECMV is $2,816,852 ($7.45 per share after the reverse split).

The following unaudited summarized financial data was obtained from ECMV's public filings (in 000's):

                                                 Balance Sheet Data
                                            ---------------------------
                                         January 31, 2004   February 1, 2003
                                         ----------------   ----------------

Current assets                              $ 65,405           $ 75,621
                                            ========           ========
Total assets                                $ 92,463           $103,423
                                            ========           ========
Current liabilities                         $ 74,495           $ 73,817
                                            ========           ========
Total liabilities                           $ 82,241           $ 81,569
                                            ========           ========
Stockholders' Equity                        $ 10,222           $ 21,853
                                            ========           ========

                                              Statement of Operations Data
                                               For the Fiscal Year Ended
                                               -------------------------
                                        January 31,    February 1,   February 2,
                                           2004          2003           2002
                                        ---------      ---------      ---------
Net Sales                               $ 212,568      $ 201,514      $ 193,352
Costs and operating expenses              217,012        195,722        186,817
Depreciation and amortization               6,103          6,024          6,825
                                        ---------      ---------      ---------
Loss from operations                      (10,547)          (232)          (290)
                                        =========      =========      =========
Net loss                                $ (12,872)     $  (2,826)     $  (3,192)
                                        =========      =========      =========

During June 2003 the Company and Perfumania entered into a $5 million subordinated note agreement which converted $5 million of the outstanding trade receivable due from Perfumania to the Company as of that date. The note was repayable in installments of $250,000 each month from July through October 2003, $500,000 on November 30, 2003, $3,000,000 on December 31, 2003, and $250,000 on
January 31, 2004 and February 29, 2004. Accrued interest was payable with each principal installment. The loan was repaid in accordance with its terms.

The Company had net sales of $10,477,671, $8,924,530 and $5,966,057 during the years ended March 31, 2004, 2003, and 2002, respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO. These sales are included as related party sales in the accompanying statements of operations. As of March 31, 2004 and 2003, trade receivables from related parties include $614,134 and $506,975, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

3. INVENTORIES
   -----------

The components of inventories are as follows:
                                                             March 31,
                                                             --------
                                                       2004              2003
                                                   -----------       -----------
Finished products                                  $18,000,231       $15,873,033
Components and packaging material                    9,094,932         7,642,649
Raw material                                         4,466,390         2,765,615
                                                   -----------       -----------
                                                   $31,561,553       $26,281,297
                                                   ===========       ===========
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
   -----------------------------------------
Prepaid expenses and other current assets are as follows:
                                                             March 31,
                                                            ---------
                                                       2004               2003
                                                   ----------         ----------
Promotional supplies, net                          $3,129,411         $3,665,465
Deferred tax assets                                 1,923,436          1,672,792
Prepaid advertising                                   484,145            728,029
Prepaid royalties                                     107,000            400,000
Other                                                 329,945            541,124
                                                   ----------         ----------
                                                   $5,973,937         $7,007,410
                                                   ==========         ==========

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS
   ------------------------------------

Equipment and leasehold improvements are comprised of the following:

                                                                        March 31,            Estimated useful
                                                                        ---------            ----------------
                                                                   2004            2005      lives (in years)
                                                                   ----            ----      ----------------
Molds and equipment                                            $6,251,775        $6,274,563         3-7
Furniture and fixtures                                            915,424         1,007,576         3-5
Leasehold improvements                                            658,215           588,986         5-7
                                                               ----------        ----------
                                                                7,825,414         7,871,125
Less: accumulated depreciation and amortization                (6,745,460)       (6,202,841)
                                                               -----------       -----------
                                                               $1,079,954        $1,668,284
                                                               ==========        ==========

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2004, 2003 and 2002 was $970,372, $1,313,390 and
$1,510,439, respectively. There were no amounts subject to capital leases at March 31, 2004; amounts subject to capital leases at March 31, 2003, included in molds and equipment above, totaled $145,932, net of accumulated amortization of $51,076.

6. TRADEMARKS AND LICENSES
   -----------------------

Trademarks and licenses are attributable to the following brands:

                                                                     March 31,        Estimated life
                                                                     ---------        --------------
                                                                  2004          2003    (in years)
                                                                  ----          ----    ----------
    Fred Hayman Beverly Hills ("FHBH")                        $2,820,361     $2,820,361          10
    Animale                                                      122,965        122,965           1
    Perry Ellis and Other                                        329,106        329,106        5-25
                                                             -----------    -----------
                                                               3,272,432      3,272,432

  Less - accumulated amortization                             (1,215,758)      (929,537)
                                                             -------------  ------------
  Subtotal of amortizable intangibles                          2,056,674      2,342,895
  Perry Ellis                                                  5,888,250      5,888,250       indefinite
                                                             -----------    -----------
                                                             $ 7,944,924    $ 8,231,145
                                                             ===========    ===========

Future amortization of licenses and trademarks is as follows (in 000's):

        For the year ending March 31,                          Amount
        -----------------------------                          ------

                 2005                                          $   279
                 2006                                          $   237
                 2007                                          $   237
                 2008                                          $   237
                 2009                                          $   217
                 Thereafter                                    $   850
                                                               -------
                                                               $ 2,057
                                                               =======

See Note 8 (C) for further discussion of the FHBH and Animale brands. During the year ended March 31, 2004, and as a result of the sublicensing of the FHBH brand, the Company recorded amortization expense of $198,008 relating to the FHBH license. As of April 1, 2001, amortization had been discontinued for this intangible, as it was determined to have an indefinite life at that time.

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

On November 4, 2002, the Company entered into an agreement to sell the BAV trademarks to Genesis for $300,000, of which $262,500 has been paid as of March 31, 2004. As part of the agreement, licensing fees due under the original licensing agreement stopped accruing on December 31, 2001. As a result of the ongoing negotiations, an impairment charge against the intangibles related to BAV in the amount of $1,942,462 was recorded in the accompanying statements of operations for the year ended March 31, 2002.

7. BORROWINGS
   ----------

The composition of borrowings is as follows:
                                                                                March 31, 2004       March 31, 2003
                                                                                --------------       --------------
Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 3.75%, or prime (4.0% at March 31, 2004) plus 1% at the Company's option, excluding restricted cash of $4,162,669 and $1,477,841
at March 31, 2004 and 2003, respectively.                                          $       --            $5,444,971

Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly
installments of $69,863, including interest, through June 2004                        170,927               965,345

Capital lease payable to Bankers Leasing, collateralized by certain warehouse equipment, payable in quarterly installments of $33,992,
including interest, through July 2003.                                                     --                27,999
                                                                                   ----------            ----------
                                                                                      170,927             6,438,315
Less: long-term borrowings                                                                 --              (102,096)
                                                                                   ----------            ---------
Short-term borrowings                                                              $  170,927            $6,336,219
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

At March 31, 2004, based on the borrowing base at that date, the credit line amounted to approximately $16,137,000, none of which was utilized.

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

8. COMMITMENTS AND CONTINGENCIES
   -----------------------------

A. LEASES:
   ------

The Company leases its office space and certain equipment under certain operating leases expiring on various dates through 2007. Total rent expense charged to operations for the years ended March 31, 2004, 2003 and 2002 was approximately $900,000, $1,000,000 and $891,000, respectively.

At March 31, 2004, the future minimum annual rental commitments under noncancellable operating leases are as follows (in 000's):

        For the year ending March 31,                             Amount
        -----------------------------                             ------
        2005                                                     $1,001
        2006                                                        696
        2007                                                         17
                                                                 ------
        Total                                                    $1,714
                                                                 ======

B. LICENSE AND DISTRIBUTION AGREEMENTS:
   ------------------------------------

During the year ended March 31, 2004, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), and Jockey.

Effective November 1, 2003, the Company entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

Under the GUESS? Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first GUESS? fragrance will be launched during July 2005.

The Company believes it is presently in compliance with all material obligations under the above agreements. The Company expects to incur continuing obligations for advertising and royalty expense under these license agreements and the new license agreement with GUESS? As of March 31, 2004, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000's):

       Fiscal year ending March 31,                     2005       2006       2007       2008       2009      After
       ----------------------------                     ----       ----       ----       ----       ----      -----
       Advertising                                   $14,010    $17,460    $19,760    $17,889    $19,030     $8,050
       Royalties                                        $634     $1,696     $1,819     $1,687     $1,938     $1,313

On May 4, 2004, the Company entered into a letter of intent with Ms. Paris Hilton ("PH"), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, the Company entered into a definitive license agreement with Paris Hilton Entertainment, Inc. ("PHEI"), which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

Under the PHEI Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first PH fragrance will be launched prior to March 31, 2005.

C. TRADEMARKS:
   -----------

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to ANIMALE, LIMOUSINE and BAL A VERSAILLES fragrances and ALEXANDRA de MARKOFF cosmetics and fragrances. In addition, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company had the rights to license all of these trademarks, other than FHBH, for all classes of merchandise. Royalties were payable to the Company from the licensees of ALEXANDRA DE MARKOFF and BAL A VERSAILLES brands. Additionally, see Note 6 for further discussion of the sale of these two brands to the previous licensees.

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand's net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004, which was paid in accordance with its terms. As of March 31, 2003, notes receivable in the accompanying consolidated balance sheet included $1,666,667 relating to this transaction.

As part of the agreement the Company did not include the inventory of Chaleur d'Animale, the Animale brand's newest product introduction, and maintains the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $170.000, plus interest at prime plus 1%, commencing January 2004. As of March 31, 2004, notes receivable in the accompanying consolidated balance sheet of $1,708,511 relates entirely to this transaction ($515,468 and $1,524,204 of current and long-term notes receivable, respectively, at March 31, 2003).

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

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and royalty percentage on sales of new FHBH products increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to "273 Indigao", and the Company may continue to manufacture and distribute "273 Indigo" products.

D. EMPLOYMENT AND CONSULTING AGREEMENTS:
   -------------------------------------

The Company has contracts with certain officers, employees and consultants which expire at different periods through March 2006. Minimum commitments under these contracts total approximately $2,472,000 ($1,326,000 for the year ending March 31, 2005 and $1,146,000 for the year ending March 31, 2006). In addition, warrants to purchase 760,000 shares of common stock at a price of $1.86 were granted to officers and directors in connection with these contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract starting on March 31, 2004 (end of contract's initial year), and double in the event of a change in control. As of March 31, 2004, 253,334 of these warrants were vested.

On June 8, 2001, the Compensation Committee of the Board of Directors authorized grants to the Company's Chief Executive Officer and Chief Operating/Financial Officer of 500,000 and 100,000 warrants, respectively, to acquire shares of common stock at $2.44 per share. The warrants vested on the date of grant and are exercisable for a ten-year period.

In connection with previous employment contracts and consulting agreements, warrants to purchase shares of common stock, at prices ranging from $1.50 to $7.50 were granted between 1989 and 2000. These warrants are exercisable for a ten-year period from the date of grant and vested over the term of the applicable contracts. As of March 31, 2004, all of the above mentioned warrants were vested. In addition, during January 1996, the Board of Directors approved a resolution whereby the number of warrants granted to key employees would double in the event of a change in control.

On January 18, 1999, the Compensation Committee of the Board of Directors authorized the grant to the Company's Chairman and Chief Executive Officer of 1,000,000 warrants to acquire shares of common stock at $8.00 per share for a five year period. The warrants were cancelled during April 2001.

On February 4, 2004, the Company filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-3 (file number 333-112472) in order to register 1,306,000 shares of the Company's common stock on behalf of certain selling shareholders, including 1,270,000 shares of common stock relating to the warrants granted prior to 2000, as described below. All of the shares are shares issuable, or that were already issued, upon the exercise of warrants held by the selling shareholders. Although the Company will not receive any of the proceeds from any subsequent resale of the shares, it would receive approximately $2,800,000 if all of the warrants are exercised. As of June 25, 2004, 1,096,000 of these warrants have been exercised and the Company has received proceeds of $2,126,499 (1,048,000 and $1,992,624 as of March 31, 2004).
The registration statement was declared effective by the SEC on April 26, 2004. All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E. PURCHASE COMMITMENTS AND CONTINGENCIES:
   ---------------------------------------

As of March 31, 2004, the Company is contingently liable in the amount of approximately $18 million for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company's financial position or results of operations. See Note 12 to the consolidated financial statements for further discussion.

9. INCOME TAXES
   ------------

The components of the provision for income taxes for each of the years ended March 31 are as follows:

                                                Years Ended March 31,
                                                ---------------------
                                          2004           2003           2002
                                       -----------   -----------    -----------
Current taxes (benefit):
          U.S. federal                 $ 3,024,049   $ 2,724,601    ($1,380,986)
          U.S. state and local             531,722       164,899         85,941
          Foreign                               --            --          6,517
                                       -----------   -----------    -----------
                                         3,555,771     2,889,500     (1,288,528)
Deferred tax (benefit)                     285,671       328,963       (801,520)
                                       -----------   -----------    -----------
Income tax expense (benefit)           $ 3,841,442   $ 3,218,463    ($2,090,048)
                                       ===========   ===========    ===========

The following table reconciles the statutory federal income tax rate to the Company's effective tax rate for the years ended March 31 as follows:

                                                 2004       2003         2002
                                                ------     ------      ------
Statutory federal income tax rate                 35.0%      35.0%      (35.0%)
Increase (decrease) resulting from:
       Change in valuation allowance               0.1%       2.2%       10.4%
       Other                                       2.9%      (0.2%)      (2.4%)
                                                ------     ------      ------
                                                  38.0%      37.0%      (27.0%)
                                                ======     ======      ======

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company's assets and liabilities under SFAS 109. The tax effects of temporary differences are as follows:

                                                            2004           2003
                                                        -----------    -----------
Deferred Tax Assets
     Allowance for doubtful accounts,
       sales returns and allowances                     $   485,514    $   441,925
     State net operating loss carry forwards                  9,656          9,656
    Inventory write-downs                                 1,185,336      1,177,961

    Other than temporary decline on investment
       in affiliate                                       1,086,210      1,074,404
    Other, net                                              242,930         43,250
    Subtotal                                              3,009,646      2,747,196
                                                        -----------    -----------
Deferred Tax Liabilities
    Depreciation and amortization                        (1,594,794)    (1,022,194)
    Other                                                        --        (36,285)
                                                        -----------    -----------
    Subtotal                                             (1,594,794)    (1,058,479)
                                                        -----------    -----------

Net deferred tax asset before valuation allowance
                                                          1,276,611      1,688,717
      Less: valuation allowance                          (1,086,210)    (1,074,404)
                                                        -----------    -----------
Net deferred tax asset after valuation allowance        $   328,642    $   614,313
                                                        ===========    ===========

Net Deferred Tax Liability on
   Available-For-Sale Securities

    Unrealized (gain) loss on investment in affiliate      (126,435)       109,196
    Less:  valuation allowance                                   --       (109,196)
                                                        -----------    -----------
    Net deferred tax liability on unrealized gain          (126,435)            --
                                                        ===========    ===========

A valuation allowance is provided since management can provide no assurance that the Company will more likely than not generate sufficient capital gains to completely offset the unrealized loss on investments.

10. STOCK OPTION AND OTHER PLANS
    ----------------------------

The Company had adopted a Stock Option Plan and a 1989 Stock Option Plan (collectively, the "Plan") and had reserved and registered 250,000 shares of its common stock for issue thereunder. Options granted under the Plan were not exercisable after the expiration of five years from the date of grant and vested 25% after each of the first two years, and 50% after the third year. Options for most of the shares in the Plan may qualify as "incentive stock options" under the Internal Revenue Code. The shares were also available for distribution pursuant to options which do not so qualify. Under the Plan, options could be granted to eligible officers and key employees at not less than the fair market value of the shares at the date of grant of the option (110% of the fair market value for 10% or greater stockholders).

Options which did not qualify as "incentive stock options" may also be granted to consultants. Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise.

As of March 31, 2004, and since the inception of the Plan, options have been granted, net of cancellations, to purchase 199,092 shares at exercise prices ranging from $1.06 to $5.75 per share. No further options are issuable under the Plan. Through March 31, 2004, 196,592 options had been exercised under the Plan and no further shares are exercisable.

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

As of March 31, 2004, and since the inception of the 1996 Plan, options have been granted net of cancellations, to purchase 184,137 shares at exercise prices ranging from $1.375 to $2.813 per share. Through March 31, 2004, 173,137 options had been exercised and all options were vested.

The following table summarizes the activity for options covered under all of the above plans:

                                                       1996 Plan
                                               ----------------------------
                                                           Weighted Average
                                                 Amount     Exercise Price

     Balance at March 31, 2001                   205,350         $   1.98
     Granted                                          --            --
     Exercised                                    (6,712)        $   1.38
     Canceled/Expired                            (25,800)        $   1.38
                                                --------
     Balance at March 31, 2002                   172,838         $   2.26
     Granted                                          --
     Exercised                                   (53,563)        $   1.38
     Canceled/Expired                             (8,550)        $   1.38
                                                --------
     Balance at March 31, 2003                   110,725         $   2.40
     Granted                                          --
     Exercised                                   (96,275)        $   2.29
     Canceled/Expired                             (3,450)        $   2.10
                                                --------
     Balance at March 31, 2004                    11,000         $   2.81
                                                ========

In October 2000, the Company's shareholders ratified the establishment of a third stock option plan (the "2000 Plan") which reserved an additional 250,000 shares of its Common Stock for issue thereunder with the same expiration and vesting terms as the 1996 Plan. To date, no grants have been made under the 2000 Plan and the shares underlying the options have not been registered.

The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (D):

                                                       Amount
                                                       ------
     Balance at March 31, 2001                       2,646,000        $4.41
     Granted                                           620,000         2.43
     Exercised                                              --           --
     Canceled/Expired                               (1,000,000)       $8.06
                                                    ----------        -----
     Balance at March 31, 2002                       2,266,000        $2.28
     Granted                                           780,000        $1.86
     Exercised                                              --           --
     Canceled/Expired                                       --           --
                                                    ----------        -----
     Balance at March 31, 2003                       3,046,000        $2.15
     Granted                                            40,000        $3.60
     Exercised                                      (1,048,000)       $1.90
     Canceled/Expired                                       --           --
                                                    ----------        -----
     Balance at March 31, 2004                       2,038,000        $2.32
                                                    ==========

The following table summarizes information about these options and warrants outstanding at March 31, 2004:

                                                                                    Options And
                   Options and Warrants Outstanding                             Warrants Exercisable
                   --------------------------------                             --------------------

Range of Exercise                    Weighted Average      Weighted Average                Weighted Average
      Prices              Amount       Exercise Price       Remaining Life      Amount       Exercise Price
-----------------         ------       --------------       --------------      ------       --------------
       $1.13-$2.81      1,795,000           $2.16                7              1,288,334       $2.28
       $3.13-$4.56        240,000           $3.28                3                240,000       $3.28
             $6.75         10,000           $6.75                3                 10,000       $6.75
             $8.00                          $8.00                1                  4,000       $8.00
                        ---------           -----               --              ---------       -----
                            4,000
                        2,049,000           $2.33                7              1,542,334       $2.48
                        =========           =====               ==              =========       =====

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $43,000, $54,000, and $54,000 for the years ended March 31, 2004, 2003 2002, respectively.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE
    -------------------------------------------

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                 2004            2003           2002
                                                           ------------    ------------    ------------
Net income (loss)                                          $  6,267,615    $  5,474,459    ($ 5,655,401)
                                                           ============    ============    ============
Weighted average number of shares issued                     18,092,796      18,011,046      17,990,177
Weighted average number of treasury shares                   (9,770,006)     (8,161,890)     (8,017,131)
                                                           ------------    ------------    ------------
Weighted average number of shares outstanding used in
    basic earnings per share calculation                      8,322,790       9,849,156       9,973,046
                                                           ============    ============    ============
Basic net income (loss) per common share                   $       0.75    $       0.56    $     ( 0.57)
                                                           ============    ============    ============
Weighted average number of shares outstanding used in
    basic earnings per share calculation                      8,322,790       9,849,156       9,973,046
Effect of dilutive securities: (1)
Stock options and warrants                                    1,575,605         330,708              --
                                                           ------------    ------------    ------------
Weighted average number of shares outstanding used in
    diluted earnings per share calculation                    9,898,395      10,179,864       9,973,046
                                                           ============    ============    ============
Diluted net income per common share                        $       0.63    $       0.54    ($      0.57)
                                                           ============    ============    ============

Antidilutive securities not included in diluted earnings
 per share computation:
   Options and warrants to purchase common stock                 16,000       1,171,072       1,255,566
                                                           ============    ============    ============
   Exercise Price                                           $4.56-$8.00     $2.44-$8.00     $2.25-$8.00
                                                           ============    ============    ============

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

Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. The Company filed a Motion to Dismiss the action on February 27, 2004. A hearing on the Motion was held on April 14, 2004 and the Complaint was dismissed, without prejudice. The Court encouraged the Plaintiffs to serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, but gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff's counsel demonstrating the Company's view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence have followed and additional extensions of time have been granted. As of the date of this filing, no amended complaint has been served.

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

13. CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:
    --------------------------------------------------

During the last three fiscal years, the following brands have accounted for 10% or more of the Company's gross sales:

                                       2004           2003            2002
                                       ----           ----            ----
      PERRY ELLIS                       81%            75%             67%
      OCEAN PACIFIC                     13%            10%             12%
      ANIMALE                            2%             7%             13%

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

No unrelated customer accounted for more than 10% of the Company's net sales during the year ended March 31, 2004. During the years ended March 31, 2003 and 2002, one unrelated customer accounted for approximately 19% and 14%, respectively, of the Company's net sales.

Revenues from Perfumania represented 40%, 18% and 26% of the Company's net sales during the years ended March 31, 2004, 2003, and 2002, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania's financial condition, converts certain trade receivables into subordinated notes receivable. (See Note 2 for a detailed discussion of a previous conversion of trade receivables into notes receivable from Perfumania). During the years ended March 31, 2004, 2003 and 2002, revenues from other related parties represented approximately 13%, 12% and 9%, respectively, of the Company's net sales.

As reported in ECMV's latest public filing, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that the first quarter historically is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management's evaluation, no allowances have been recorded as of March 31, 2004. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Gross sales to unrelated international customers totaled approximately $28,418,000, $38,364,000 and $31,329,000, for the years ended March 31, 2004,
2003 and 2002, respectively. At March 31, 2004 and 2003, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $2,118,000 and, $4,897,000 respectively.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
    ----------------------------------------------

The following is a summary of the Company's unaudited quarterly results of operations for the years ended March, 31, 2004 and 2003 (in thousands, except per share amounts).
                                               Quarter Ended
                               ----------------------------------------------
                               June 30,   September 30,  December 31, March 31,
                                 2003         2003        2003          2004
                               -------      -------      -------      -------


   Net sales                   $16,942      $18,253      $25,764      $19,622
   Gross margin                  8,046        8,792       12,809       11,326
   Net income                      717        1,402        1,687        2,462
   Income per common share:
         Basic                 $  0.08      $  0.17      $  0.21      $  0.30
         Diluted               $  0.08      $  0.15      $  0.18      $  0.24

                                               Quarter Ended
                               ----------------------------------------------
                               June 30,   September 30,  December 31, March 31,
                                 2002         2002        2002          2003
                               -------      -------      -------      -------


   Net sales                   $19,826      $18,007      $19,781      $14,640
   Gross margin                  9,633        8,686       10,104        7,959
   Net income                    1,116        3,110          107        1,141
   Income per common share:
         Basic                 $  0.11      $  0.31      $  0.01      $  0.12
         Diluted               $  0.11      $  0.31      $  0.01      $  0.12

15. RESTATEMENT
    -----------

Subsequent to the filing of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 and in connection with a review by the staff of the Securities and Exchange Commission ("SEC") of the Company's Registration Statement on Form S-3 filed during February 2004, management determined that the Company should present the amount of cash that the Company had on deposit pending transfer to the Company's lender, as stipulated in the Company's revolving credit agreement, as "Restricted Cash" on the accompanying consolidated balance sheet instead of netting such cash against the outstanding balance on the revolving credit facility. Such cash represents collections on the Company's trade accounts receivable. As a result, the Company also segregated the changes in restricted cash as a separate line item within "Cash flows from financing activities" on the accompanying consolidated statement of cash flows. As a result, the accompanying consolidated financial statements as of March 31, 2003 and for the fiscal year ended March 31, 2003 and 2002 have been restated from the amounts previously reported for the significant effects of the restatements on the consolidated financial statements are shown in the table below. In addition, previously reported amounts includes a reclassification of a note receivable from officer in the amount of $742,884 that was previously classified within stockholders' equity and was reclassified to a current asset as such was collected during July 2003. See Note 2 for further discussion.


Consolidated Balance Sheet as of
March 31, 2003:                               As Previously Reported       As Restated
                                              ----------------------       -----------
Restricted cash                                   $        --              $ 1,477,841
Total current assets                               53,397,435               54,875,276
Total assets                                       65,194,734               66,672,575
Borrowings, current portion                         4,858,378                6,336,219
Total current liabilities                          13,740,864               15,218,705
Total liabilities                                  14,901,439               16,379,280
Total liabilities and stockholders' equity         65,194,734               66,672,575

Consolidated Statements of Cash Flows for the fiscal years ended As Previously Reported As Restated March 31, 2003 and 2002:

Cash flows from financing activities -
2003:
        Net increase in restricted cash                                                      --           (229,364)
        Proceeds (payments) - Note payable to GMACCC, net                            (6,592,793)        (6,363,419)

2002:
        Net decrease in restricted cash                                                      --             734,857
        Proceeds - Note payable to GMACCC, net                                       10,559,914          11,808,391
        Payments - Note payable to G.E. Capital Corp., net                           (6,782,973)         (8,766,307)


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

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                              Balance at beginning   Additions charged to        Net                Balance at
     Description                   of period         costs and expenses       Deductions           end of period
----------------------------------------------------------------------------------------------------------------
Year ended March 31, 2004
   Reserves for:
   Doubtful accounts              $   312,425           $     8,232           $    85,459            $   235,198
   Sales returns                      600,686             2,660,459             2,502,658                758,487
   Demonstration and co-op
     advertising allowances           820,448             3,216,600             3,275,206                761,842
                                  -----------           -----------           -----------            -----------
                                  $ 1,733,559           $ 5,885,291           $ 5,863,323            $ 1,755,527
                                  ===========           ===========           ===========            ===========

   Year ended March 31, 2003

   Reserves for:
   Doubtful accounts              $   103,470           $   200,000           $    (8,955)           $   312,425
   Sales returns                      648,236             4,534,429             4,581,979                600,686
   Demonstration and co-op
     advertising allowances           678,649             4,313,357             4,171,558                820,448
                                  -----------           -----------           -----------            -----------
                                  $ 1,430,355           $ 9,047,786           $ 8,744,582            $ 1,733,559
                                  ===========           ===========           ===========            ===========

   Year ended March 31, 2002

   Reserves for:
   Doubtful accounts              $   571,848           $   590,000           $ 1,058,378            $   103,470
   Sales returns                      537,195             4,229,790             4,118,749                648,236
   Demonstration and co-op
     advertising allowances           812,961             3,666,788             3,801,100                678,649
                                  -----------           -----------           -----------            -----------
                                  $ 1,922,004           $ 8,486,578           $ 8,978,227            $ 1,430,355
                                  ===========           ===========           ===========            ===========