Form 10-Q
period 2004-06-30
PARLUX FRAGRANCES INC
filed 2004-08-11
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

————————

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2004

Or______

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number:  0-15491

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2562955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL 33312

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code  954-316-9008

Former name, former address and former fiscal year, if changed since last report

Indicate with an “X” whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate with an “X” whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate with an “X” whether the registrant has filed all documents and reports  required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2004, 9,059,420 shares of the issuer’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 8 to 20

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

On May 4, 2004, we entered into a letter of intent with Ms. Paris Hilton (“PH”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), the initial term of which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

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

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three months ended June 30, 2003 as described in Note L to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2004 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes on these critical accounting policies, nor has it made any material changes in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

Significant Trends.

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and rapidly changing with consumer preferences. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. We believe this pattern will continue. If one or more of our new product introductions would be unsuccessful, it could result in a reduction in profitability and operating cash flows.

Results of Operations

Comparison of the three-month period ended June 30, 2004 with the three-month period ended June 30, 2003.

During the quarter ended June 30, 2004, net sales increased 36% to $22,961,203 as compared to $16,941,789 for the same period for the prior year. The increase is mainly attributable to (1) the sale of “Perry m”, “Perry f”, and “360 Red” for men and women products under the Perry Ellis line of fragrances, which were launched during the quarter ended December 31, 2003, resulting in an increase of $5,521,375 in total Perry Ellis brand gross sales from $13,767,251 to $19,288,626, and, (2) the sale of “Ocean Pacific” for men and women, which were also launched during the quarter ended December 31, 2003, resulting in an increase in total Ocean Pacific brand gross sales of $2,061,987.

Net sales to unrelated customers decreased 16% to $9,105,652, compared to $10,841,603 for the same period in the prior year. The prior year period included the continued roll out of “Perry Man” and “Perry Woman”, and OP Blend for Men and Women, for which current period gross sales decreased $1,449,776 and $695,216, respectively, from the prior period. Sales to related parties increased 127% to $13,855,551 compared to $6,100,186 for the same period in the prior year, as brands, which were originally launched in the U.S. department store market over the last few years (including Perry Man and Woman and OP Blend for Men and Women, as discussed above, which accounted for $3,123,023 of the increase in sales to related parties) are now being sold through all of our distribution channels. In addition, the products launched during the current period were developed for immediate distribution in all of the Company’s channels. We anticipate that this pattern in distribution channels will continue until the launch of a new Perry Ellis brand fragrance product, and the launch of the initial GUESS? fragrance product, both of which are anticipated during the Fall and Winter 2005 season.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

Cost of goods sold decreased as a percentage of net sales to 51% for the quarter ended June 30, 2004 compared to 53% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 53% and 50%, respectively, for the current period, as compared to 51% and 55%, respectively, for the same period in the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers increased, and consequently gross margins have decreased, due to a higher percentage of value sets being sold. Value sets have a higher cost of goods when compared to basic stock items. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant. The current year quarterly period also includes the sale of a higher percentage of basic stock items to related parties, than in the prior year comparable quarter, which result in higher margins.

Operating expenses increased by 14% compared to the same period in the prior year from $6,823,131 to $7,774,982, decreasing as a percentage of net sales from 40% to 34%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 25% to $3,405,295 compared to $2,730,019 in the prior year period, decreasing as a percentage of net sales from 16% to 15%. Selling and distribution costs increased 10% to $1,692,625 in the current period compared to $1,538,424 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 7%. General and administrative expenses increased by 3% compared to the prior year period from $1,518,774 to $1,566,221, decreasing as a percentage of net sales from 9% to 7%. The increase was mainly attributable to increases in salaries, health insurance costs and legal and professional fees, offset by a decrease in non-recurring charitable contributions. Depreciation and amortization decreased by 28% during the current period from $344,711 to $249,049, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties increased by 25% in the current period, remaining relatively constant at 4% of net sales.

As a result of the above factors, operating income increased to $3,495,755 or 15% of net sales for the current period, compared to $1,222,629 or 7% of net sales for the same period in the prior year. Net interest income was $36,248 in the current period as compared to net interest expense of $65,622 for the same period in the prior year. The increase reflects a lower average balance outstanding under our line of credit as compared to the prior year, as we did not borrow during the current period.

Income before taxes for the current period was $3,532,003 compared to $1,157,007 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $2,189,842 or 10% of net sales for the current period compared to $717,344 or 4% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $54,881,598 as of June 30, 2004, compared to $53,879,645 at March 31, 2004, primarily as a result of the current period’s net income offset by the decrease in the market value of our investment in affiliate.

During the three months ended June 30, 2004, net cash provided by operating activities was $2,387,446 compared to a use of cash of $3,186,113 during the prior year comparable period. The improvement between the comparable periods was mainly attributable to the increase in net income of over $1.4 million and a $2.2 million increase in accrued expenses and income taxes payable as a result of the increased profit during the three-month period. Such amounts were paid during July 2004.

Net cash provided by investing activities decreased slightly as we purchased a slightly higher amount of equipment during the current year period.

Net cash provided by financing activities improved by approximately $1.2 million. Collections on trade accounts receivable were transferred into our operating accounts by our bank during April 2004 since there were no borrowings outstanding under the revolving credit facility. There was no restricted cash as of June 30, 2004.

As of June 30, 2004 and 2003, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

	June 30,
	2004	2003
Trade accounts receivable (1):
Unrelated	39	57
Related	92	152
Total:	71	91
Inventories	132	154

——————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $2,011,000 and $1,771,000 in 2004 and 2003, respectively.

The improvement from 2003 to 2004 for unrelated customers is attributable to certain international distributors for whom a portion of their trade receivable balance was in excess of 90 days as of June 30, 2003. These receivables were subsequently collected in full.

Consistent with prior year periods, the number of days sales in trade receivables from related parties exceed those of unrelated customers, due mainly to the seasonal cash flow of Perfumania (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). We anticipate an improvement in the days outstanding based on published information concerning Perfumania’s increased borrowing capability.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we often produce a six-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2003 is attributable to the 37% increase in sales for the comparable quarter, which resulted in a 31% increase in cost of goods sold, while inventories increased only 6% during the current three-month period.

On February 4, 2004, we filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 (file number 333-112472), to register 1,306,000 shares of our common stock on behalf of certain selling shareholders. All of the shares are issuable, or were already issued, upon the exercise of warrants held by the selling shareholders. Although we do not receive any of the proceeds from any subsequent resale of the shares, we expect to receive approximately $2,800,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on April 26, 2004. As of June 30, 2004, 1,096,000 of these warrants had been exercised and we received proceeds of $2,126,499 (1,048,000 and $1,992,624 as of March 31, 2004).

As of December 31, 2002, we had repurchased, under all phases of our common stock buy-back program, a total of 8,017,131 shares at a cost of $22,116,995. On February 6, 2003, we received approval from our lender to purchase an additional 2,500,000 shares not to exceed $7,500,000, which was ratified on

February 14, 2003, by our Board of Directors. As of March 31, 2004, we had repurchased, in the open market, an additional 2,162,564 shares at a cost of $7,109,305 under this approval. During the three months ended June 30, 2004, no additional shares were repurchased.

On August 6, 2004, the Company’s Board of Directors approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On February 6, 2003, the Loan Agreement was extended for an additional year through July 20, 2005. Proceeds from the Loan Agreement were used, in part, to repay amounts outstanding under the Company’s previous $14 million credit facility with General Electric Capital Corporation. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York’s prime rate, at our option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to “Earnings Before Interest, Taxes, and Depreciation (EBITDA)”, as defined in the Loan Agreement.

At June 30, 2004, based on the borrowing base at that date, the credit line amounted to $16,899,000, none of which was utilized.

Substantially all of our domestic assets collateralize the Loan Agreement. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios.

As of June 30, 2004, we do not have any “off balance sheet” arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital expenditures.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we would expand operations through acquisitions, new licensing arrangements or both, we may need to obtain financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2004, there have been no material changes in the information about the Company’s market risks as of March 31, 2004, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Item 4.

Controls and Procedures

Parlux Fragrances, Inc’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective.

There were no changes in the Company’s internal controls or procedures or in other factors during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

On December 8, 2003, we were served with a complaint (the “Complaint”) filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

The Complaint seeks to enjoin the Company from continuing to enter into such transactions, seeks payment of costs and fees to Plaintiffs’ counsel and other unstated relief.

Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time have been granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contains similar allegations and requests for relief as included in the original Complaint. The Company intends to respond to the action no later than August 12, 2004. Based on its preliminary investigation of the allegations asserted by the Plaintiffs, the Company believes that the claims are without merit and intends to continue defending the action vigorously.

On June 4, 2003, we were served with a shareholder’s class action complaint (the “June Complaint”), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The June Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Company’s Board of Directors, except Mr. David Stone. The June Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company’s Chairman and Chief Executive Officer, to acquire the Company’s common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the June Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman’s attorneys.

The Company and the named defendants engaged Delaware counsel to defend the action. The action was voluntarily dismissed on September 11, 2003.

There are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position, or results of operations.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibit # Description

31.1

Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2004	March 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$7,554,282	$654,633
Restricted cash	—	4,162,669
Receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $2,011,000 and $1,756,000, respectively	1,916,028	2,747,845
Trade receivable from related parties	14,072,898	11,504,472
Income tax receivable	—	231,366
Note receivable	1,207,337	1,708,511
Inventories	33,303,542	31,561,553
Prepaid expenses and other current assets, net	6,538,836	5,973,937
Investment in affiliate	3,406,690	4,839,693
TOTAL CURRENT ASSETS	67,999,613	63,384,679
Equipment and leasehold improvements, net	1,018,494	1,079,954
Trademarks and licenses, net	7,871,910	7,944,924
Other	80,361	57,139
TOTAL ASSETS	$76,970,378	$72,466,696
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$—	$170,927
Accounts payable	10,234,854	8,457,127
Income taxes payable	943,947	—
Accrued expenses	1,939,214	876,980
TOTAL CURRENT LIABILITIES	13,118,015	9,505,034
Borrowings, less current portion	—	—
Deferred tax liability	1,594,794	1,721,229
TOTAL LIABILITIES	14,712,809	11,226,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2004 and March 31, 2004	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,239,115 and 19,191,115 shares issued at June 30, 2004 and March 31, 2004, respectively	192,391	191,911
Additional paid-in capital	78,172,600	78,039,205
Retained earnings	11,728,836	9,538,994
Accumulated other comprehensive income	1,390,042	2,696,623
	91,483,869	90,466,733
Less - 10,179,695 shares of common stock in treasury, at cost, at June 30, 2004 and March 31, 2004	(29,226,300)	(29,226,300)
TOTAL STOCKHOLDERS' EQUITY	62,257,569	61,240,433
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,970,378	$72,466,696

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2004	2003
		(As restated, see note L)

Net Sales
Unrelated customers, including licensing fees of $18,750 in 2004	$9,105,652	$10,841,603
Related parties	13,855,551	6,100,186
	22,961,203	16,941,789
Cost of goods sold:
Unrelated customers	4,818,403	5,540,869
Related parties	6,872,063	3,355,160
	11,690,466	8,896,029

Gross margin	11,270,737	8,045,760

Operating expenses:
Advertising and promotional	3,405,295	2,730,019
Selling and distribution	1,692,625	1,538,424
General and administrative	1,566,221	1,518,774
Depreciation and amortization	249,049	344,711
Royalties	861,792	691,203

Total operating expenses	7,774,982	6,823,131

Operating income	3,495,755	1,222,629

Interest income	38,370	36,824
Interest expense and bank charges	(2,122)	(102,446)

Income before income taxes	3,532,003	1,157,007

Income taxes provision	(1,342,161)	(439,663)

Net income	$2,189,842	$717,344

Income per common share:
Basic	$0.24	$0.08
Diluted	$0.21	$0.08

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Number Issued	Par Value				Number Of Shares	Cost

BALANCE at March 31, 2004	19,191,115	$191,911	$78,039,205	$9,538,994	$2,696,623	10,179,695	$(29,226,300)	$61,240,433

Comprehensive income:
Net income	—	—	—	2,189,842	—	—	—	2,189,842
Unrealized holding loss on investment in affiliate					(1,306,568)			(1,306,568)
Foreign currency translation adjustment	—	—	—	—	(13)	—	—	(13)
Total comprehensive income								883,261
Issuance of common stock upon exercise of warrants	48,000	480	133,395	—			—	133,875

BALANCE at June 30, 2004	19,239,115	$192,391	$78,172,600	$11,728,836	$1,390,042	10,179,695	$(29,226,300)	$62,257,569

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2004	2003
		(As restated, see note L)

Cash flows from operating activities:
Net income	$2,189,842	$717,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	249,049	344,711
Provision for doubtful accounts	30,000	30,000
Write-downs of prepaid promotional supplies and inventories	655,000	180,000
Changes in assets and liabilities:
Decrease (increase) in trade receivables - customers	801,817	(1,146,800)
Increase in note and trade receivables - related parties	(2,568,426)	(3,276,182)
Increase in inventories	(2,366,989)	(2,320,057)
(Increase) decrease in prepaid expenses and other current assets	(594,899)	962,268
(Increase) decrease in other non-current assets	(23,222)	90,162
Increase in accounts payable	1,777,727	2,256,511
Increase (decrease) in accrued expenses and income taxes payable	2,237,547	(1,024,070)
Total adjustments	197,604	(3,903,457)
Net cash provided by (used in) operating activities	2,387,446	(3,186,113)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(114,575)	(77,630)
Collections on notes receivable from unrelated parties	501,174	500,000
Net cash provided by investing activities	386,599	422,370

Cash flows from financing activities:
Net decrease (increase) in restricted cash	4,162,669	(545,864)
Proceeds - note payable to GMAC Commercial Credit, net	—	3,652,742
Payments - note payable to Fred Hayman Beverly Hills	(170,927)	(193,254)
Net increase in notes receivable from officer	—	(17,161)
Proceeds from issuance of common stock, net	133,875	1,719
Net cash provided by financing activities	4,125,617	2,898,182

Effect of exchange rate changes on cash	(13)	314

Net increase in cash and cash equivalents	6,899,649	134,753
Cash and cash equivalents, beginning of period	654,633	137,023

Cash and cash equivalents, end of period	$7,554,282	$271,776

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”) and Parlux Ltd. (jointly referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004 as filed with the Securities and Exchange Commission on June 28, 2004.

B. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant (using the Black-Scholes option-pricing model), over the amount an employee must pay to acquire the stock. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of income, as all warrants and options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	For the three months ended June 30,
	2004	2003

Net income, as reported	$2,189,842	$717,344
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	80,346
Pro forma net income	$2,146,256	$636,998
Basic net income per share:
As reported	$0.24	$0.08
Proforma	$0.24	$0.07
Diluted net income per share:
As reported	$0.21	$0.08
Proforma	$0.20	$0.07

C. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	June 30, 2004	March 31, 2004

Finished products	$20,285,381	$18,000,231
Components and packaging material	8,577,421	9,094,932
Raw material	4,440,740	4,466,390
	$33,303,542	$31,561,553

The cost of inventories includes product costs and handling charges, including allocation of the Company’s applicable overhead in the approximate amount of $2,083,000 and $2,307,000 at June 30, 2004 and March 31, 2004, respectively.

D. Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2004	March 31, 2004	Estimated Life (in years)

Fred Hayman Beverly Hills (“FHBH”)	$2,820,361	$2,820,361	10
Animale	122,965	122,965	1
Perry Ellis and Other	329,106	329,106	5-25
	3,272,432	3,272,432
Less – accumulated amortization	(1,288,772)	(1,215,758)
Subtotal of amortizable intangibles	1,983,660	2,056,674
Perry Ellis	5,888,250	5,888,250	indefinite
	$7,871,910	$7,944,924

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee’s option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note in the amount of $2,032,272 due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004. As of June 30, 2004, notes receivable in the accompanying condensed consolidated balance sheet includes $1,207,337 ($1,708,511 at March 31, 2004), relating to this transaction.

The Sublicense Agreement excluded the rights to “273 Indigo”, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to the new fragrance additions for a price equal to its book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to “273 Indigo”, and the Company may continue to manufacture and distribute “273 Indigo” products.

E. Borrowings - Banks and Others

The composition of borrowings is as follows:

	June 30, 2004	March 31, 2004
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 3.75% or prime (4.25% at June 30, 2004) plus 1% at the Company’s option.	—	$—
Note payable to Fred Hayman Beverly Hills, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest, through June 2004.	—	170,927
	—	170,927
Less: long-term borrowings	—	—
Borrowings, current portion	—	$170,927

On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or 1.0% in excess of the Bank of New York’s prime rate, at the Company’s option. The Loan Agreement contains provisions to reduce both rates by a maximum of 1% or increase both rates by a maximum of .5% based on a ratio of funded debt to “Earnings Before Interest, Taxes, and Depreciation (EBITDA)”, as defined in the Loan Agreement.

At June 30, 2004, based on the borrowing base at that date, the credit line amounted to $16,899,000, none of which was utilized.

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

On February 6, 2003, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $7,500,000. In addition, the Loan Agreement was extended for an additional year through July 20, 2005.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

F. Related Parties Transactions

Prior to the effectiveness of the Sarbanes-Oxley Act (“Sarbanes-Oxley”), which prohibits the Company from renewing or amending loans, as well as issuing new loans to Company officers and directors, the Company had made several personal loans to its chairman and chief executive officer, Mr. Ilia Lekach. These loans were consolidated into one note agreement on April 1, 2002, which bore interest at 8% per annum and became due on March 31, 2003 in accordance with the note’s terms. On March 31, 2003, Mr. Lekach repaid $46,854 in principal and $71,364 of accrued interest, through that date. The repayment was effected via an offset of amounts due Mr. Lekach under his regular compensation arrangement.

On July 15, 2003, Mr. Lekach repaid the entire loan balance of $742,884, plus accrued interest at the default rate of prime plus 5%, through that date.

The Company had net sales of $10,634,879 and $4,013,355 during the three-month periods ended June 30, 2004 and 2003, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is the Company’s largest customer, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors to ensure that dealings with Perfumania are at arms length. Perfumania offers the Company the opportunity to sell its products in over 230 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders.

While the Company’s invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $13,491,743 and $10,890,338 at June 30, 2004 and March 31, 2004, respectively. Amounts due from Perfumania are non-interest bearing and are being paid in accordance with the terms established by the Board.

As reported in ECMV’s latest public filing, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that the first quarter historically is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of June 30 or March 31, 2004. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is reflected as an investment in affiliate in the accompanying condensed consolidated balance sheets. As of June 30, 2004, the fair market value of the investment was $3,406,690 or $9.01 per share ($4,839,693 or $12.80 per share as of March 31, 2004), based on the quoted market price of the shares. The Company’s cost basis for the shares is $1,648,523 or $4.36 per share.

During the three months ended June 30, 2004 and 2003, the Company had net sales of $3,220,672 and $2,086,831, respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO, including a recent distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of June 30, 2004 and March 31, 2004, trade receivables from related parties include $581,155 and $614,134, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

G. Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended June 30,
	2004	2003

Net income	$2,189,842	$717,344

Weighted average number of shares issued	19,216,104	18,047,115
Weighted average number of treasury shares	(10,179,695)	(9,493,831)
Weighted average number of shares outstanding used in basic earnings per share calculation	9,036,409	8,553,284
Basic net income per common share	$0.24	$0.08
Weighted average number of shares outstanding used in basic earnings per share calculation	9,036,409	8,553,284
Effect of dilutive securities:
Stock options and warrants	1,528,395	849,841
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,564,804	9,403,125

Diluted net income per common share	$0.21	$0.08

Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	—	216,000
Exercise Price	—	$3.13-$8.00

H. Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months ended June 30,
	2004	2003

Cash paid for:
Interest	$3,007	$102,583
Income taxes	$166,848	$803,092

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2004:

-

An unrealized holding loss of $1,306,568 on the investment in affiliate.

Three months ended June 30, 2003:

-

The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000.

-

An unrealized holding gain of $3,902,971 on the investment in affiliate.

I. Income Taxes

The provision for income taxes for the periods ended June 30, 2004 and 2003 reflects an effective tax rate of approximately 38%.

J. License and Distribution Agreements

As of June 30, 2004 and March 31, 2004, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific (“OP”), and Jockey.

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

On May 4, 2004, the Company entered into a letter of intent with Ms. Paris Hilton (“PH”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, the Company entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

Under the PHEI Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first PH fragrance will be launched prior to March 31, 2005.

K. Legal Proceedings

On December 8, 2003, the Company was served with a complaint (the “Complaint”) filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint is a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purport to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint names Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It seeks unspecified damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he has an ownership interest.

The Complaint seeks to enjoin the Company from continuing to enter into such transactions, seeks payment of costs and fees to Plaintiffs’ counsel and other unstated relief.

Based on its preliminary investigation of allegations asserted by the Plaintiffs, the Company believes that the claims in the Complaint are without merit. The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence have followed and additional extensions of time have been granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contains similar allegations and requests for relief as included in the original Complaint. The Company must respond to the action no later than August 12, 2004. Based on its preliminary investigation of the allegations asserted by the Plaintiffs, the Company believes that the claims are without merit and intends to continue defending the action vigorously.

On June 4, 2003, the Company was served with a shareholder’s class action complaint (the “June Complaint”), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The June Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Company’s Board of Directors, except Mr. David Stone. The

June Complaint sought to enjoin the defendants from consummating a Tender Offer Proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company’s Chairman and Chief Executive Officer, to acquire the Company’s common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the June Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman’s attorneys.

The Company and the named defendants engaged Delaware counsel to defend the action, and the action was voluntarily dismissed on September 11, 2003.

There are no other proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company’s financial position or results of operations.

L. Restatement

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three-months ended June 30, 2003 and in connection with a review by the staff of the Securities and Exchange Commission (“SEC”) of the Company’s Registration Statement on Form S-3 filed during February 2004, management determined that the Company should present the amount of cash that the Company had on deposit pending transfer to the Company’s lender, as stipulated in the Company’s revolving credit agreement, as “Restricted Cash” instead of netting such cash against the outstanding balance on the revolving credit facility. Such cash represents collections on the Company’s trade accounts receivable. As a result, the Company also segregated the changes in restricted cash as a separate line item within “Cash flows from financing activities” on the accompanying consolidated statement of cash flows. As a result, the accompanying consolidated financial statements for the three-months ended June 30, 2003 have been restated from the amounts previously reported for the significant effects of the restatements on the condensed consolidated financial statements and are shown in the table below.

Consolidated Statements of Cash Flows for the three months ended June 30, 2003:

	As Previously Reported	As Restated

Cash flows from financing activities – 2003:
Net increase in restricted cash	—	(545,864)
Proceeds - Note payable to GMACCC, net	3,106,878	3,652,742

In addition, the Company segregated cost of goods sold, which was previously presented as one line item in the condensed consolidated statements of income into two separate captions, “unrelated customers” and “related parties”.

The adjustments discussed above did not result in any restatement of the Company’s net income, earnings per share or working capital amounts from those that were previously reported.

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

Date:  August 11, 2004