Form 10-Q
period 2004-09-30
PARLUX FRAGRANCES INC
filed 2004-11-12
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

————————

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004

Or______

☐

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

As of November 12, 2004, 8,908,590 shares of the issuer’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 10 to 22

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

On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period.

Under the license agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first fragrance under this agreement will be launched prior to March 31, 2006.

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

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three and six month periods ended September 30, 2003 as described in Note L to the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2004 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in these critical accounting policies, nor has it made any material change in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

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

Results of Operations

Comparison of the three-month period ended September 30, 2004 with the three-month period ended September 30, 2003.

During the quarter ended September 30, 2004, net sales increased 24% to $22,723,357 as compared to $18,251,732 for the same period for the prior year. The increase was mainly attributable to the sale of “Perry m” and “Perry f” products under the Perry Ellis line of fragrances, which were launched in the quarter ended December 31, 2003, and the launch of “360 BLUE” for men and women in September 2004, resulting in an increase of $5,667,604 in total Perry Ellis brand gross sales from $15,092,972 to $20,760,576. The increase was partially offset by a reduction in gross sales of Chaleur d’Animale and Fred Hayman 273 Indigo brand products of $519,527 and $304,150, respectively. We sold the Animale brand in January 2003 and retained the rights to manufacture and distribute Chaleur d’Animale until January 16, 2005. We sublicensed the Fred Hayman brand in March 2003, but retained the rights to the “273 Indigo” brand.

Net sales to unrelated customers increased 7% to $7,931,474, compared to $7,391,521 for the same period in the prior year, mainly as a result of the Perry Ellis brand increase, as discussed above. Sales to related parties increased 36% to $14,791,883 compared to $10,860,211 for the same period in the prior year. The increase in Perry Ellis brand sales was partially offset by the reduction in Chaleur d’Animale product sales. We expect that this pattern in distribution channels will continue until the launch of our initial Paris Hilton fragrance product (commenced shipping in November 2004), and our initial GUESS? fragrance product (which is anticipated during the Summer 2005 season), and will initially only be sold to unrelated customers.

Our gross margins may not be comparable to other entities that include all the costs related to their distribution network in costs of goods sold insofar as we allocate only a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses.

Cost of goods sold decreased as a percentage of net sales to 50% for the quarter ended September 30, 2004 compared to 52% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 49% and 50%, respectively, for the current period, as compared to 54% and 50%, respectively, for the same period in the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers has increased, and consequently gross margins decreased, due to a higher percentage of value sets being sold. Value sets have a higher cost of goods when compared to basic stock items. The prior year comparable period included a higher percentage of value set sales to unrelated customers. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant.

Operating expenses increased by 17% compared to the same period in the prior year from $6,481,407 to $7,600,417, decreasing as a percentage of net sales from 36% to 33%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 38% to $3,373,558 compared to $2,438,576 in the prior year period, increasing as a percentage of net sales from 13% to 15%. Selling and distribution costs increased 9% to $1,682,724 in the current period compared to $1,549,550 for the same period of the prior year, decreasing as a percentage of net sales from 8% to 7%. General and administrative expenses increased by 6% compared to the prior year period from $1,390,626 to $1,480,223, decreasing as a percentage of net sales from 8% to 7%. The increase was mainly attributable to increases in salaries, health insurance costs and legal and professional fees. Depreciation and amortization decreased by 22% during the current period from $316,500 to $245,997, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties increased by 4% in the current period, remaining relatively constant at 4% of net sales. The prior year period included minimum royalties payable under the Jockey license agreement, which are no longer required. The Jockey license expires on December 31, 2004.

As a result of the above factors, operating income increased to $3,803,497 or 17% of net sales for the current period, compared to $2,310,827 or 13% of net sales for the same period in the prior year. Net interest income was $28,715 as compared to net interest expense of $49,780 for the same period in the prior year. We did not borrow during the current period and invested our excess cash in money market deposit accounts.

Income before taxes for the current period was $3,832,212 compared to $2,261,047 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $2,375,971 or 10% of net sales for the current period compared to $1,401,849 or 8% of net sales in the comparable period of the prior year.

Comparison of the six-month period ended September 30, 2004 with the six-month period ended September 30, 2003.

During the six months ended September 30, 2004, net sales increased 30% to $45,684,560 as compared to $35,193,521 for the same period for the prior year. The increase was mainly attributable to (1) the sale of “Perry m”, “Perry f”, and “360 Red” for men and women products under the Perry Ellis line of fragrances, which were launched in the quarter ended December 31, 2003, the launch of “360 BLUE” for men and women in September 2004, and an increase in sales of Reserve for men and women resulting in an increase of $11,188,979 in total Perry Ellis brand gross sales from $28,860,223 to $40,049,202, and, (2) the sale of “Ocean Pacific” for men and women, which were also launched during the quarter ended December 31, 2003, resulting in an increase in total Ocean Pacific brand gross sales of $1,772,667. The increase was partially offset by a reduction in gross sales of Chaleur d’Animale and Fred Hayman 273 Indigo brand products of $706,303 and $1,463,175, respectively.

Net sales to unrelated customers decreased 7% to $17,037,126, compared to $18,233,124 for the same period in the prior year. The prior year period included the continued roll out of “Perry Man” and “Perry Woman”, and OP Blend for Men and Women, for which current period gross sales decreased $1,549,685 and $803,591, respectively, from the prior period. Sales to related parties increased 69% to $28,647,434 compared to $16,960,397 for the same period in the prior year. Brands launched in the U.S. department store market over the last few years (including Perry Man and Woman and OP Blend for Men and Women, which accounted for $2,072,440 of the increase in sales to related parties) are now being sold through all of our distribution channels. In addition, the products launched during the current period (“360 BLUE” and Ocean Pacific for men and women) were developed for immediate distribution in all of the Company’s channels. We expect that this pattern in distribution channels will continue until the launch of our initial Paris Hilton brand fragrance product (commenced shipping during November 2004), and our initial GUESS? fragrance product (which is anticipated during the Summer 2005 season), and will only initially be sold to unrelated customers.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold insofar as we allocate only a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses.

Cost of goods sold decreased as a percentage of net sales to 50% for the six months ended September 30, 2004 compared to 52% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 51% and 50%, respectively, for the current period, as compared to 52% for both groups during the same period in the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers have increased, and consequently gross margins decreased, due to a higher percentage of value sets being sold. Value sets have a higher cost of goods when compared to basic stock items. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant. The current year period also includes the sale of a higher percentage of basic stock items to related parties than in the prior year comparable period, which results in higher margins.

Operating expenses increased by 16% compared to the same period in the prior year from $13,304,538 to $15,375,399, decreasing as a percentage of net sales from 38% to 34%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 31% to $6,778,853 compared to $5,168,595 in the prior year period, remaining relatively constant at 15% of net sales. Selling and distribution costs increased 9% to $3,375,349 in the current period compared to $3,087,974 for the same period of the prior year, decreasing as a percentage of net sales from 9% to 7%. General and administrative expenses increased by 5% compared to the prior year period from $2,909,400 to $3,046,444, decreasing as a percentage of net sales from 8% to 7%. The increase was mainly attributable to increases in salaries, health insurance costs and legal and professional fees, partially offset by a decrease in non-recurring charitable contributions. Depreciation and amortization decreased by 25% during the current period from $661,211 to $495,046, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties increased by 14% in the current period, remaining relatively constant at 4% of net sales. The prior year period included minimum royalties payable under the Jockey license agreement, which are no longer required.

As a result of the above factors, operating income increased to $7,299,252 or 16% of net sales for the current period, compared to $3,533,456 or 10% of net sales for the same period in the prior year. Net interest income was $64,963 in the current period as compared to net interest expense of $115,402 for the same period in the prior year. The increase reflects a lower average balance outstanding under our line of credit as compared to the prior year. We did not borrow during the current period and invested excess cash in money market deposit accounts.

Income before taxes for the current period was $7,364,215 compared to $3,418,054 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $4,565,813 or 10% of net sales for the current period compared to $2,119,193 or 6% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $57,073,819 as of September 30, 2004, compared to $53,879,645 at March 31, 2004, primarily as a result of the current period’s net income offset by the purchase of treasury stock discussed below.

During the six months ended September 30, 2004, net cash provided by operating activities was $134,674 compared to a use of cash of $3,686,907 during the prior year comparable period. The improvement between the comparable periods was mainly attributable to the increase in net income of over $2.4 million and a $2.2 million increase in accrued expenses and income taxes payable.

Net cash provided by investing activities increased from $500,455 to $839,384 as a greater amount of notes receivable from unrelated parties was collected, in accordance with their terms, during the current period, and a lesser amount of equipment was purchased during the current year period.

Net cash provided by financing activities decreased by approximately $765,000, mainly as a result of an approximate $606,000 increase in treasury stock purchases as discussed below.

As of September 30, 2004 and 2003, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

	September 30,
	2004	2003
Trade accounts receivable:
Unrelated (1)	46	59
Related	105	144
Total	81	100
Inventories	130	165

(1) Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $1,617,000 and $1,375,000 in 2004 and 2003, respectively.

The improvement from 2003 to 2004 for unrelated customers is attributable to certain international distributors for whom a portion of their trade receivable balance was in excess of 90 days as of September 30, 2003. These receivables were subsequently collected in full.

Consistent with prior year periods, the number of days sales in trade receivables from related parties exceed those of unrelated customers, due mainly to the seasonal cash flow of Perfumania (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). We anticipate an improvement in the days outstanding based on published information concerning Perfumania’s increased borrowing capability and same store sales.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we often produce a six-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2003 is attributable to the 30% increase in sales for the comparable six-month period, which resulted in a 25% increase in cost of goods sold, while inventories increased only 6% during the current six-month period.

On February 4, 2004, we filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 (file number 333-112472), to register 1,306,000 shares of our common stock on behalf of certain selling shareholders. All of the shares are issuable, or have already been issued, upon the exercise of warrants held by the selling shareholders. Although we do not receive any of the proceeds from any subsequent resale of the shares, we expect to receive approximately $2,800,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on April 26, 2004. Through September 30, 2004, 1,112,000 of these warrants have been exercised and we have received proceeds of $2,164,499 (1,048,000 and $1,992,624 through March 31, 2004).

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

On August 6, 2004, the Company’s Board of Directors approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of September 30, 2004, we repurchased, in the open market, 166,830 shares at a cost of $1,424,765.

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

At September 30, 2004, based on the borrowing base at that date, the credit line amounted to $19,117,000, none of which was utilized.

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

As of September 30, 2004, we do not have any “off balance sheet” arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital expenditures.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended September 30, 2004, there have been no material changes in the information about the Company’s market risks as of March 31, 2004, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contains similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004. The Company believes that the claims are without merit and intends to continue defending the action vigorously.

There are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position, or results of operations.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibit #

Description

4.31

Amendment No. 3 to Revolving Credit and Security Agreement, dated as of August 16, 2004, between the Company and GMAC Commercial Finance LLC.

10.68

License Agreement, dated September 15, 2004, between the Company and Maria Sharapova (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)

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

32.1

Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

Item 4.

Submission of Matters to a Vote of Security Holders

On September 21, 2004, the Company held its Annual Meeting. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Ilia Lekach	8,154,340	196,819
Frank A.Buttacavoli	8,254,910	96,249
Frederick Purches	8,255,140	96,019
Glenn Gopman	8,240,870	110,289
Esther Egozi Choukroun	8,240,870	110,289
David Stone	8,240,070	111,089
Jaya Kader Zebede	7,455,608	895,551

With respect to Proposal #2, the appointment of Deloitte & Touche LLP as independent auditors, has been ratified as follows:

For	Against	Abstain
8,340,725	559	9,8759

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2004	March 31, 2004

CURRENT ASSETS:
Cash and cash equivalents	$4,367,457	$654,633
Restricted cash	—	4,162,669
Receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $1,617,000 and $1,756,000, respectively	3,018,788	2,747,845
Trade receivables from related parties	16,369,281	11,504,472
Income tax receivable	—	231,366
Note receivable	691,314	1,708,511
Inventories	33,479,658	31,561,553
Prepaid expenses and other current assets, net	7,288,214	5,973,937
Investment in affiliate	4,423,781	4,839,693
TOTAL CURRENT ASSETS	69,638,493	63,384,679
Equipment and leasehold improvements, net	908,749	1,079,954
Trademarks and licenses, net	7,798,896	7,944,924
Other	77,123	57,139
TOTAL ASSETS	$78,423,261	$72,466,696
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	—	$170,927
Accounts payable	$9,588,476	8,457,127
Income taxes payable	1,778,931	—
Accrued expenses	1,197,267	876,980
TOTAL CURRENT LIABILITIES	12,564,674	9,505,034
Deferred tax liability	1,594,794	1,721,229
TOTAL LIABILITIES	14,159,468	11,226,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2004 and March 31, 2004	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,255,115 and 19,191,115 shares issued at September 30, 2004 and March 31, 2004, respectively	192,551	191,911
Additional paid-in capital	78,210,440	78,039,205
Retained earnings	14,104,807	9,538,994
Accumulated other comprehensive income	2,407,060	2,696,623
	94,914,858	90,466,733
Less - 10,346,525 and 10,179,695 shares of common stock in treasury, at cost, at September 30, 2004 and March 31, 2004	(30,651,065)	(29,226,300)
TOTAL STOCKHOLDERS' EQUITY	64,263,793	61,240,433
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,423,261	$72,466,696

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
		(As restated see note L)		(As restated see note L)

Net sales:
Unrelated customers, including licensing fees of $37,500 and $18,750 in 2004	$7,931,474	$7,391,521	$17,037,126	$18,233,124
Related parties	14,791,883	10,860,211	28,647,434	16,960,397
	22,723,357	18,251,732	45,684,560	35,193,521
Cost of goods sold:
Unrelated customers	3,923,798	3,993,303	8,742,201	9,534,172
Related parties	7,395,645	5,466,195	14,267,708	8,821,355
	11,319,443	9,459,498	23,009,909	18,355,527

Gross margin	11,403,914	8,792,234	22,674,651	16,837,994
Operating expenses:
Advertising and promotional	3,373,558	2,438,576	6,778,853	5,168,595
Selling and distribution	1,682,724	1,549,550	3,375,349	3,087,974
General and administrative	1,480,223	1,390,626	3,046,444	2,909,400
Depreciation and amortization	245,997	316,500	495,046	661,211
Royalties	817,915	786,155	1,679,707	1,477,358

Total operating expenses	7,600,417	6,481,407	15,375,399	13,304,538

Operating income	3,803,497	2,310,827	7,299,252	3,533,456

Interest income	29,234	76,300	67,604	113,124
Interest expense and bank charges	(519)	(126,080)	(2,641)	(228,526)

Income before income taxes	3,832,212	2,261,047	7,364,215	3,418,054

Income tax provision	(1,456,241)	(859,198)	(2,798,402)	(1,298,861)

Net income	$2,375,971	$1,401,849	$4,565,813	$2,119,193

Income per common share:
Basic	$0.26	$0.17	$0.51	$0.25
Diluted	$0.23	$0.15	$0.43	$0.22

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2004

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Number Issued	Par Value				Number Of Shares	Cost

BALANCE at March 31, 2004	19,191,115	$191,911	$78,039,205	$9,538,994	$2,696,623	10,179,695	$(29,226,300)	$61,240,433

Comprehensive income:
Net income	—	—	—	4,565,813	—		—	4,565,813
Unrealized holding loss on investment in affiliate					(289,477)			(289,477)
Foreign currency translation adjustment	—	—	—	—	(86)		—	(86)
Total comprehensive income								4,276,250
Issuance of common stock upon exercise of warrants	64,000	640	171,235	—			—	171,875
Purchase of treasury stock, at cost						166,830	(1,424,765)	(1,424,765)

BALANCE at September 30, 2004	19,255,115	$192,551	$78,210,440	$14,104,807	$2,407,060	10,346,525	$(30,651,065)	$64,263,793

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2004	2003
		(As restated, see note L)

Cash flows from operating activities:
Net income	$4,565,813	$2,119,193
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	495,046	661,211
Provision for doubtful accounts	60,000	60,000
Write-downs of prepaid promotional supplies and inventories	1,769,000	1,130,000
Changes in assets and liabilities:
Increase in trade receivables – customers	(330,943)	(827,452)
Increase in note and trade receivables - related parties	(4,864,809)	(5,670,041)
Increase in inventories	(3,327,105)	(6,356,004)
Increase in prepaid expenses and other current assets	(1,674,277)	(230,486)
(Increase) decrease in other non-current assets	(19,984)	171,966
Increase in accounts payable	1,131,349	5,142,421
Increase in accrued expenses and income taxes payable	2,330,584	112,285
Total adjustments	(4,431,139)	(5,806,100)
Net cash provided by (used in) operating activities	134,674	(3,686,907)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(177,813)	(329,702)
Collections on notes receivable from unrelated parties	1,017,197	830,157
Net cash provided by investing activities	839,384	500,455
Cash flows from financing activities:
Net decrease (increase) in restricted cash	4,162,669	(3,113,596)
Proceeds - note payable to GMAC Commercial Credit, net	—	7,106,771
Payments - note payable to Fred Hayman Beverly Hills	(170,927)	(390,032)
Payments - notes payable to Bankers Capital Leasing	—	(27,999)
Net decrease in notes receivable from officer	—	742,884
Purchase of treasury stock	(1,424,765)	(818,693)
Proceeds from issuance of common stock, net	171,875	4,500
Net cash provided by financing activities	2,738,852	3,503,835

Effect of exchange rate changes on cash	(86)	233

Net increase in cash and cash equivalents	3,712,824	317,616
Cash and cash equivalents, beginning of period	654,633	137,023

Cash and cash equivalents, end of period	$4,367,457	$454,639

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	For the three months ended September 30,		For the six months ended September 30
	2004	2003	2004	2003

Net income, as reported	$2,375,971	$1,401,849	$4,565,813	$2,119,193
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	43,761	87,172	124,106
Pro forma net income	$2,332,385	$1,358,088	$4,478,641	$1,995,087
Basic net income per share:
As reported	$0.26	$0.17	$0.51	$0.25
Proforma	$0.26	$0.16	$0.50	$0.23
Diluted net income per share:
As reported	$0.23	$0.15	$0.43	$0.22
Proforma	$0.22	$0.14	$0.42	$0.21

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	September 30,2004	March 31, 2004

Finished products	$23,381,384	$18,000,231
Components and packaging material	7,055,272	9,094,932
Raw material	3,043,002	4,466,390
	$33,479,658	$31,561,553

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $2,207,000 and $2,307,000 at September 30, 2004 and March 31, 2004, respectively.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2004	March 31, 2004	Estimated Life (in years)

Fred Hayman Beverly Hills (“FHBH”)	$2,820,361	$2,820,361	10
Animale	122,965	122,965	1
Perry Ellis and Other	329,106	329,106	5-25
	3,272,432	3,272,432
Less – accumulated amortization	(1,361,786)	(1,215,758)
Subtotal of amortizable intangibles	1,910,646	2,056,674
Perry Ellis	5,888,250	5,888,250	indefinite
	$7,798,896	$7,944,924

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee’s option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note in the amount of $2,032,272 due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004. As of September 30, 2004, note receivable in the accompanying condensed consolidated balance sheet includes $691,314 ($1,708,511 at March 31, 2004), relating to this transaction.

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

E.

Borrowings - Banks and Others

The composition of borrowings is as follows:

	September 30, 2004	March 31, 2004
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 3.75% or prime (4.25% at September 30, 2004) plus 1% at the Company’s option.	—	$—
Note payable to Fred Hayman Beverly Hills, collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest, through June 2004.	—	170,927
	—	170,927
Less: long-term borrowings	—	—
Borrowings, current portion	—	$170,927

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

At September 30, 2004, based on the borrowing base at that date, the credit line amounted to $19,117,000, none of which was utilized.

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

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

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

The Company had net sales of $20,916,723 and $13,708,371 during the six-month periods ended September 30, 2004 and 2003 ($10,189,204 and $9,695,015 during the three months ended September 30, 2004 and 2003), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is the Company’s largest customer, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors to ensure that dealings with Perfumania are at arms length. Perfumania offers the Company the opportunity to sell its products in over 230 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders.

While the Company’s invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $15,976,316 and $10,890,338 at September 30, 2004 and March 31, 2004, respectively. Amounts due from Perfumania are non-interest bearing and are being paid in accordance with the terms established by the Board.

As reported in ECMV’s latest public filing, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that historically the first quarter is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of September 30 or March 31, 2004. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is reflected as an investment in affiliate in the accompanying condensed consolidated balance sheets. As of September 30, 2004, the fair market value of the investment was $4,423,781 or $11.70 per share ($4,839,693 or $12.80 per share as of March 31, 2004), based on the quoted market price of the shares. The Company’s cost basis for the shares is $1,648,523 or $4.36 per share.

During the six months ended September 30, 2004 and 2003, the Company had net sales of $7,730,711 and $3,252,026 ($4,602,679 and $1,165,196 during the three months ended September 30, 2004 and 2003), respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO, including a recent distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of September 30, 2004 and March 31, 2004, trade receivables from related parties include $392,965 and $614,134, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

During the six months ended September 30, 2004, the Company purchased $81,000 ($61,000 during the three months ended September 30, 2004) in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s Chairman/CEO’s son has an ownership interest in a company which has the production rights to the show.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2004	2003

Net income	$2,375,971	$1,401,849

Weighted average number of shares issued	19,256,941	18,048,519
Weighted average number of treasury shares	(10,251,409)	(9,576,157)
Weighted average number of shares outstanding used in basic earnings per share calculation	8,995,532	8,472,362
Basic net income per common share	$0.26	$0.17
Weighted average number of shares outstanding used in basic earnings per share calculation	8,995,532	8,472,362
Effect of dilutive securities:
Stock options and warrants	1,520,619	1,116,227
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,516,151	9,588,585

Diluted net income per common share	$0.23	$0.15
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	—	36,000
Exercise Price	—	$4.00-$8.00

	Six Months Ended September 30,
	2004	2003

Net income	$4,565,813	$2,119,193

Weighted average number of shares issued	19,231,607	18,047,821
Weighted average number of treasury shares	(10,215,748)	(9,535,219)
Weighted average number of shares outstanding used in basic earnings per share calculation	9,015,859	8,512,602
Basic net income per common share	$0.51	$0.25
Weighted average number of shares outstanding used in basic earnings per share calculation	9,015,859	8,512,602
Effect of dilutive securities:
Stock options and warrants	1,524,561	985,803
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,540,420	9,498,405

Diluted net income per common share	$0.43	$0.22
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	—	216,000
Exercise Price	—	$3.13-$8.00

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months ended September 30,
	2004	2003

Cash paid for:
Interest	$3,675	$229,852
Income taxes	$788,105	$910,679

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2004:

-

An unrealized holding loss of $289,477 on the investment in affiliate, net of deferred taxes.

Six months ended September 30, 2003:

-

The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000.

-

An unrealized holding gain of $3,466,962 on the investment in affiliate.

I.

Income Taxes

The provision for income taxes for the periods ended September 30, 2004 and 2003 reflects an effective tax rate of approximately 38%.

J.

License and Distribution Agreements

As of September 30, 2004 and March 31, 2004, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific (“OP”), and Jockey.

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

Effective November 1, 2003, the Company entered into an exclusive worldwide license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products under the GUESS? Trademarks. The initial term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

Under the GUESS? Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first GUESS? fragrance will be marketed during Summer 2005.

On May 4, 2004, the Company entered into a letter of intent with Ms. Paris Hilton (“PH”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive worldwide basis, under her name. Effective June 1, 2004, the Company entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), which expires on June 30, 2009. The agreement is renewable for an additional five-year period.

Under the PHEI Agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The first PH fragrance was shipped during November 2004, and we expect the launch period to continue through March 2005.

On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period. Under the license agreement, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. We anticipate that the first fragrance under this agreement will be launched prior to March 31, 2006.

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

The Company and the Board members have engaged experienced Florida securities counsel and intend to defend the action vigorously. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence have followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contains similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004. Based on its preliminary investigation of the allegations asserted by the Plaintiffs, the Company believes that the claims are without merit and intends to continue defending the action vigorously.

There are no other proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company’s financial position or results of operations.

L.

Restatement

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three-months ended September 30, 2003 and in connection with a review by the staff of the Securities and Exchange Commission (“SEC”) of the Company’s Registration Statement on Form S-3 filed during February 2004, management determined that the Company should present the amount of cash that the Company had on deposit pending transfer to the Company’s lender, as stipulated in the Company’s revolving credit agreement, as “Restricted Cash” instead of netting such cash against the outstanding balance on the revolving credit facility. Such cash represents collections on the Company’s trade accounts receivable. As a result, the Company also segregated the changes in restricted cash as a separate line item within “Cash flows from financing activities” on the accompanying consolidated statement of cash flows. The Company also presented changes in notes receivable from unrelated parties as an investing activity, which changes have previously been presented as an operating activity on the accompanying condensed consolidated statement of cash flows. As a result, the accompanying consolidated financial statements for the six months ended September 30, 2003 have been restated from the amounts previously reported for the significant effects of the restatements on the condensed consolidated financial statements and are shown in the table below.

	As Previously Reported	As Restated

Condensed consolidated Statements of Cash Flows for the six months ended September 30, 2003:

Cash flows from operating activities – 2003:

Decrease in notes receivable	830,157	—
Net cash used in operating activities	(2,856,750)	(3,686,907)

Cash flows from investing activities – 2003:

Collections on notes receivable from unrelated parties	—	830,157
Net cash provided by (used in) investing activities	(329,702)	500,455

Cash flows from financing activities – 2003:

Net increase in restricted cash	—	(3,113,596)
Proceeds (payments) - Note Payable to GMACCC, Net	3,993,175	7,106,771

In addition, for the three and six-month periods ended September 30, 2004, the Company segregated cost of goods sold, which was previously presented as one line item in the condensed consolidated statements of income into two separate captions, “unrelated customers” and “related parties”.

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

November 12, 2004