Form 10-Q
period 2004-12-31
PARLUX FRAGRANCES INC
filed 2005-02-14
CIK 802356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2004

                                    Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number: 0-15491

                             PARLUX FRAGRANCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                               22-2562955
---------------------------------                            -------------------
  (State or other jurisdiction                                   (IRS employer
of incorporation or organization)                            identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL                           33312
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code               954-316-9008



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

         Indicate with an "X" whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 14, 2005, 9,130,590 shares of the issuer's common stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

See pages 10 to 21

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

As of December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement expires on June 30, 2009 and is renewable for an additional three-year period. We anticipate that the first fragrance under this agreement will be launched during spring 2006.

On January 7, 2005, we entered into a purchase and sale agreement, effective January 6, 2005, ( the "Purchase Agreement") with Victory International (USA), LLC ("Victory"), whereby we acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, we paid Victory approximately $7.46 million ($750,000 was advanced during December 2004), of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The February 6th payment was made as scheduled.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the "Fragrance License") to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004. Under the Purchase Agreement, Victory assigned its rights, and we assumed the obligations, under the Fragrance License.

On January 26, 2005, we entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc., to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. We anticipate that the first watches under this agreement will be launched prior to December 2005.

Under all of these license agreements, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2004 a discussion of the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in these critical accounting policies, nor has it made any material change in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. The new Standard will be effective for us beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option we will select. See note B to the accompanying condensed consolidated financial statements for the pro forma effect for the three and nine months ended December 31, 2004 and 2003, using our existing valuation and amortization assumptions.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and is subject to rapidly changing consumer preferences. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. We believe this pattern will continue. If one or more of our new product introductions would be unsuccessful, it could result in a reduction in profitability and operating cash flows.

Results of Operations

Our gross margins may not be comparable to other entities that include all the costs related to their distribution network in costs of goods sold insofar as we allocate only a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses.

Comparison of the three-month period ended December 31, 2004 with the three-month period ended December 31, 2003.

During the quarter ended December 31, 2004, net sales increased 12% to $28,748,499 as compared to $25,763,661 for the same period for the prior year. The increase was mainly attributable to the introduction of our new Paris Hilton fragrance, which commenced shipping in November 2004 and achieved gross sales of $4,312,531. The increase was partially offset by a reduction in gross sales of Perry Ellis and Ocean Pacific brand products of $1,282,565 and $746,303, respectively.

Net sales to unrelated customers increased 25% to $14,963,501, compared to $12,009,892 for the same period in the prior year, mainly as a result of the Paris Hilton brand sales discussed above. Sales to related parties increased slightly to $13,784,998 compared to $13,753,769 for the same period in the prior year. We expect that this pattern in distribution channels will continue with the further roll out of our Paris Hilton fragrance product, and our initial GUESS? fragrance product (which is anticipated during the Summer 2005 season) which will initially be sold mainly to unrelated customers.

Our overall cost of goods sold decreased as a percentage of net sales to 44% for the quarter ended December 31, 2004 compared to 50% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 39% and 50%, respectively, for the current period, as compared to 48% and 53%, respectively, for the same period in the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers had increased, and consequently gross margins decreased, due to a higher percentage of value sets being sold. Value sets have a higher cost of goods when compared to basic stock items. The prior year comparable period included a higher percentage of value set sales to unrelated customers. Additionally, the current year period sales of Paris Hilton brand products included only basic stock items. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant, increasing slightly from the current quarter's level.

Operating expenses increased by 15% compared to the same period in the prior year from $10,008,656 to $11,463,536, decreasing as a percentage of net sales from 39% to 40%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 29% to $6,482,954 compared to $5,030,498 in the prior year period, increasing as a percentage of net sales from 20% to 23%. The current year period includes approximately $2,066,000 of promotional costs for the recently introduced Paris Hilton fragrance. Selling and distribution costs increased 14% to $2,097,689 in the current period compared to $1,840,649 for the same period of the prior year, remaining relatively constant at 7% of net sales. The increase was mainly attributable to additional costs for temporary warehouse employees and warehouse storage space to handle the increased order flow. General and administrative expenses decreased slightly compared to the prior year period from $1,507,916 to $1,501,899, decreasing as a percentage of net sales from 6% to 5%. Depreciation and amortization decreased by 13% during the current period from $307,167 to $267,728, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties decreased by 16% in the current period from $1,322,426 to $1,113,266, decreasing as a percentage of net sales from 5% to 4%. The prior year period included approximately $341,000 in minimum royalties payable under the Jockey license agreement, which are no longer required. The Jockey license expired on December 31, 2004 and was not renewed.

As a result of the above factors, operating income increased to $4,589,125 or 16% of net sales for the current period, compared to $2,800,630 or 11% of net sales for the same period in the prior year. Net interest income was $38,359 as compared to net interest expense of $79,266 for the same period in the prior year. We did not borrow during the current period and invested our excess cash in money market deposit accounts.

Income before taxes for the current period was $4,625,397 compared to $2,721,364 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $2,867,746 or 10% of net sales for the current period compared to $1,687,246 or 7% of net sales in the comparable period of the prior year.

Comparison of the nine-month period ended December 31, 2004 with the nine-month period ended December 31, 2003.

During the nine months ended December 31, 2004, net sales increased 22% to $74,433,059 as compared to $60,957,182 for the same period for the prior year. The increase was mainly attributable to (1) the gross sales of $4,312,531 for our new Paris Hilton fragrance, (2) the sale of "Perry m", "Perry f", and "360 Red" for men and women products under the Perry Ellis line of fragrances, which were launched in the quarter ended December 31, 2003, the launch of "360 BLUE" for men and women in September 2004, and an increase in sales of Reserve for men and women resulting in an increase of $9,906,414 in total Perry Ellis brand gross sales from $51,239,382 to $61,145,796, and, (3) the sale of "Ocean Pacific" for men and women, which were also launched during the quarter ended December 31, 2003, resulting in an increase in total Ocean Pacific brand gross sales of $1,026,363. The increase was partially offset by a reduction in gross sales of Chaleur d'Animale and Fred Hayman 273 Indigo brand products of $648,640 and $1,407,728, respectively. We sold the Animale brand in January 2003 and retained the rights to manufacture and distribute Chaleur d'Animale until January 16, 2005. We sublicensed the Fred Hayman brand in March 2003, but retained the rights to the "273 Indigo" brand.

Net sales to unrelated customers increased 6% to $32,000,627, compared to $30,243,016 for the same period in the prior year, the result of the Paris Hilton brand sales increase discussed above. The prior year period included the continued roll out of "Perry Man" and "Perry Woman", and OP Blend for Men and Women, for which current period gross sales decreased $2,178,441 and $1,156,507, respectively, from the prior period. Sales to related parties increased 38% to $42,432,432 compared to $30,714,166 for the same period in the prior year. Brands launched in the U.S. department store market over the last few years are now being sold through all of our distribution channels. In addition, the products launched during the current period ("360 BLUE" and Ocean Pacific for men and women, which accounted for $4,284,159 and $1,884,762, respectively, of the increase in sales to related parties) were developed for immediate distribution in all of the Company's channels. We expect that this pattern in distribution channels will change with the further roll out of our initial Paris Hilton brand fragrance product (commenced shipping during November 2004), and our initial GUESS? fragrance product (which is anticipated during the Summer 2005 season), which will initially be sold to mainly unrelated customers.

Overall cost of goods sold decreased as a percentage of net sales to 48% for the nine months ended December 31, 2004 compared to 51% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 45% and 50%, respectively, for the current period, as compared to 50% and 52%, respectively, for the same period in the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers have increased, and consequently gross margins decreased, due to a higher percentage of value sets being sold. Value sets have a higher cost of goods when compared to basic stock items. Additionally, the current year period sales of Paris Hilton brand products included only basic stock items. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant. The current year period also includes the sale of a higher percentage of basic stock items to related parties than in the prior year comparable period, which results in higher margins.

Operating expenses increased by 15% compared to the same period in the prior year from $23,313,194 to $26,838,935, decreasing as a percentage of net sales from 38% to 36%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 30% to $13,261,807 compared to $10,199,093 in the prior year period, increasing as a percentage of net sales from 17% to 18%. The increase was mainly attributable to approximately $2,066,000 of promotional costs for the new Paris Hilton fragrance. Selling and distribution costs increased 11% to $5,473,038 in the current period compared to $4,928,623 for the same period of the prior year, decreasing as a percentage of net sales from 8% to 7%. The increase was mainly attributable to additional costs for temporary employees and warehouse storage space to handle the increased order flow. General and administrative expenses increased by 3% compared to the prior year period from $4,417,316 to $4,548,343, decreasing as a percentage of net sales from 7% to 6%. The increase was mainly attributable to increases in salaries, health insurance costs and legal and professional fees, partially offset by a decrease in non-recurring charitable contributions. Depreciation and amortization decreased by 21% during the current period from $968,378 to $762,774, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties decreased slightly in the current period from $2,799,784 to $2,792,973, decreasing as a percentage of net sales from 5% to 4%. The prior year period included approximately $553,000 in minimum royalties payable under the Jockey license agreement, which are no longer required.

As a result of the above factors, operating income increased to $11,888,377 or 16% of net sales for the current period, compared to $6,334,086 or 10% of net sales for the same period in the prior year. Net interest income was $103,322 in the current period as compared to net interest expense of $194,668 for the same period in the prior year. We did not borrow during the current period and invested excess cash in money market deposit accounts.

Income before taxes for the current period was $11,989,612 compared to $6,139,418 in the same period for the prior year. Giving effect to the tax provision, we earned net income of $7,433,559 or 10% of net sales for the current period compared to $3,806,439 or 6% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $60,275,831 as of December 31, 2004, compared to $53,879,645 at March 31, 2004, primarily as a result of the current period's net income offset by the purchase of treasury stock discussed below.

During the nine months ended December 31, 2004, net cash provided by operating activities was $6,790,137 compared to $2,572,368 during the prior year comparable period. The improvement between the comparable periods was mainly attributable to the increase in net income of over $3.6 million.

Net cash provided by investing activities decreased from $966,169 to $431,136 as we advanced $750,000 under the Purchase Agreement for XOXO during December 2004. Additionally, a greater amount of notes receivable from unrelated parties was collected, in accordance with their terms, during the current period, and a slightly lesser amount of equipment was purchased during the current year period.

Net cash provided by financing activities was $2,807,602 compared to a use of $2,992,289 in the prior year comparable period. The increase was attributable to the release of approximately $4,162,669 in restricted cash resulting from our full pay down on our line of credit. We also purchased $557,418 less of treasury stock during the current year period.

As of December 31, 2004 and 2003, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

                                                December 31,
                                                ------------
                                                2004    2003
                  Trade accounts receivable:
                    Unrelated (1)                 73      64
                                                 ===     ===
                    Related                       62     131
                                                 ===     ===
                    Total                         67      97
                                                 ===     ===
                  Inventories                    115     135
                                                 ===     ===

----------
(1) Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $3,029,000 and $2,866,000 in 2004 and 2003, respectively.

The increase in the number of days from 2003 to 2004 for unrelated customers is attributable to certain international distributors for whom a portion of their trade receivable balance was in excess of 90 days as of December 31, 2004. These receivables were collected in full during January and February 2005.

During prior year periods, the number of days sales in trade receivables from related parties have exceeded those of unrelated customers, due mainly to the seasonal cash flow of Perfumania (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). There has been a significant improvement in the days outstanding as a result of Perfumania's increased borrowing capability and same store sales as indicated in published information.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit ("SKU"), we often produce a nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2003 is attributable to the 22% increase in sales for the comparable nine-month period, which resulted in a 14% increase in cost of goods sold, while inventories actually decreased by 2% during the current nine-month period.

On February 4, 2004, we filed with the Securities and Exchange Commission ("SEC") a registration statement on Form S-3 (file number 333-112472), to register 1,306,000 shares of our common stock on behalf of certain selling shareholders. All of the shares are issuable, or have already been issued, upon the exercise of warrants held by the selling shareholders. Although we do not receive any of the proceeds from any subsequent resale of the shares, we expect to receive approximately $2,800,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on April 26, 2004. Through December 31, 2004, 1,122,000 of these warrants have been exercised and we have received proceeds of $2,233,249 (1,048,000 and $1,992,624 through March 31, 2004). During January 2005, an additional 182,000 warrants were exercised providing proceeds of $578,000. Only 2,000 of these warrants remain unexercised.

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

On August 6, 2004, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of December 31, 2004, we repurchased, in the open market, 166,830 shares at a cost of $1,424,765.

On July 20, 2001, we entered into a Loan and Security Agreement (the "Loan Agreement") with GMAC Commercial Credit LLC ("GMACCC"). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or the Bank of New York's prime rate, at our option.

At December 31, 2004, based on the borrowing base at that date, the credit line amounted to $19,016,000, none of which was utilized.

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

As of December 31, 2004, we do not have any "off balance sheet" arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital expenditures.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended December 31, 2004, there have been no material changes in the information about the Company's market risks as of March 31, 2004, as set forth in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 8, 2003, we were served with a complaint (the "Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint was a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purported to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint named Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It sought damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he had an ownership interest. The Complaint sought to enjoin the Company from continuing to enter into such transactions, sought payment of costs and fees to Plaintiffs' counsel and other unstated relief.

The Company and the Board members engaged experienced Florida securities counsel to vigorously defend the action. A Motion to dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the

Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff's counsel supporting the Company's view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company's counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs' initial deposition occurred on October 21, 2004.

On December 8, 2004, Plaintiff's filed a Motion for an Interim Award of $168,824 in attorneys' fees and reimbursement of expenses. Plaintiffs also noticed the depositions of three of our Board members, who agreed and provided dates for their appearances. Plaintiff's counsel was informed of our rejection of their claim, which we believe was without merit.

On December 22, 2004, Plaintiffs filed for voluntary dismissal of the action against us, without prejudice. No payment was made to the Plaintiffs or Plaintiffs' counsel by us or our insurance carrier.

There are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position, or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit #   Description
    ---------   -----------

      4.32 Amendment No. 4 to Revolving Credit and Security Agreement, dated as of January 4, 2005, between the Company and GMAC Commercial Finance LLC.
     10.69 License Agreement, dated as of December 8, 2004, between the Company and Andy Roddick. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.).
     10.70 Asset Purchase Agreement, dated January 6, 2005, between the Company and Victory International (USA) LLC.
     10.71 License Agreement, dated January 26, 2005, between the Company and Paris Hilton Entertainment, Inc. ("Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.)
     31.1 Certification of Chief Executive Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer Pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of Chief Financial Officer Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended December 31, 2004.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      December 31,       March 31,
                                                                          2004             2004
                                                                      ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $ 10,685,924      $    654,633
  Restricted cash                                                               --         4,162,669
  Receivables, net of allowance for doubtful accounts,
   sales returns and advertising allowances of approximately
   $3,029,000 and $1,756,000, respectively                               5,425,893         2,747,845
  Trade receivables from related parties                                 9,638,107        11,504,472
  Income tax receivable                                                         --           231,366
  Note receivable                                                          170,255         1,708,511
  Inventories                                                           31,003,879        31,561,553
  Prepaid expenses and other current assets, net                         7,437,739         5,973,937
  Investment in affiliate                                                4,593,927         4,839,693
                                                                      ------------      ------------

    TOTAL CURRENT ASSETS                                                68,955,724        63,384,679
Equipment and leasehold improvements, net                                  893,341         1,079,954
Trademarks and licenses, net                                             7,725,883         7,944,924
Other                                                                       72,676            57,139
                                                                      ------------      ------------

    TOTAL ASSETS                                                      $ 77,647,624      $ 72,466,696
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings, current portion                                         $         --      $    170,927
  Accounts payable                                                       7,493,044         8,457,127
  Income taxes payable                                                      27,654                --
  Accrued expenses                                                       1,159,195           876,980
                                                                      ------------      ------------

    TOTAL CURRENT LIABILITIES                                            8,679,893         9,505,034
Deferred tax liability                                                   1,627,838         1,721,229
                                                                      ------------      ------------

    TOTAL LIABILITIES                                                   10,307,731        11,226,263
                                                                      ------------      ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, $0.01 par value,
   5,000,000 shares authorized, 0 shares
   issued and outstanding at December 31, 2004 and March 31, 2004               --                --
  Common stock, $0.01 par value, 30,000,000 shares authorized,
   19,265,115 and 19,191,115 shares issued at December 31, 2004
   and March 31, 2004, respectively                                        192,651           191,911
  Additional paid-in capital                                            78,279,090        78,039,205
  Retained earnings                                                     16,972,553         9,538,994
  Accumulated other comprehensive income                                 2,546,664         2,696,623
                                                                      ------------      ------------
                                                                        97,990,958        90,466,733
  Less - 10,346,525 and 10,179,695 shares of common stock
   in treasury, at cost, at December 31, 2004 and March 31, 2004       (30,651,065)      (29,226,300)
                                                                      ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                                          67,339,893        61,240,433
                                                                      ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 77,647,624      $ 72,466,696
                                                                      ============      ============

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    THREE MONTHS ENDED DECEMBER 31,  NINE MONTHS ENDED DECEMBER 31,
                                    -------------------------------  ------------------------------
                                         2004             2003           2004            2003
                                     ------------     ------------   ------------    ------------
Net sales:
   Unrelated customers, including
     licensing fees of $56,250 and
     $18,750 in 2004                 $ 14,963,501    $ 12,009,892    $ 32,000,627    $ 30,243,016

   Related parties                     13,784,998      13,753,769      42,432,432      30,714,166
                                     ------------    ------------    ------------    ------------
                                       28,748,499      25,763,661      74,433,059      60,957,182
                                     ------------    ------------    ------------    ------------

Cost of goods sold:
  Unrelated customers                   5,808,330       5,712,270      14,550,531      15,246,441
  Related parties                       6,887,508       7,242,105      21,155,216      16,063,461
                                     ------------    ------------    ------------    ------------
                                       12,695,838      12,954,375      35,705,747      31,309,902
                                     ------------    ------------    ------------    ------------

Gross margin                           16,052,661      12,809,286      38,727,312      29,647,280
                                     ------------    ------------    ------------    ------------

Operating expenses:
  Advertising and promotional           6,482,954       5,030,498      13,261,807      10,199,093
  Selling and distribution              2,097,689       1,840,649       5,473,038       4,928,623
  General and administrative            1,501,899       1,507,916       4,548,343       4,417,316
  Depreciation and amortization           267,728         307,167         762,774         968,378
  Royalties                             1,113,266       1,322,426       2,792,973       2,799,784
                                     ------------    ------------    ------------    ------------

  Total operating expenses             11,463,536      10,008,656      26,838,935      23,313,194
                                     ------------    ------------    ------------    ------------

Operating income                        4,589,125       2,800,630      11,888,377       6,334,086

Interest income                            38,476          55,628         106,080         168,752
Interest expense and bank charges            (117)       (134,894)         (2,758)       (363,420)
Exchange loss                              (2,087)             --          (2,087)             --
                                     ------------    ------------    ------------    ------------

Income before income taxes              4,625,397       2,721,364      11,989,612       6,139,418

Income tax provision                   (1,757,651)     (1,034,118)     (4,556,053)     (2,332,979)
                                     ------------    ------------    ------------    ------------

Net income                           $  2,867,746    $  1,687,246    $  7,433,559    $  3,806,439
                                     ============    ============    ============    ============

Income per common share:
     Basic                           $       0.32    $       0.21    $       0.83    $       0.45
                                     ============    ============    ============    ============
     Diluted                         $       0.27    $       0.18    $       0.70    $       0.40
                                     ============    ============    ============    ============


            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       NINE MONTHS ENDED DECEMBER 31, 2004
                                   (Unaudited)

                               COMMON STOCK                                  ACCUMULATED         TREASURY STOCK
                         ----------------------   ADDITIONAL                   OTHER        -------------------------
                           NUMBER         PAR      PAID-IN      RETAINED    COMPREHENSIVE     NUMBER
                           ISSUED        VALUE     CAPITAL      EARNINGS    INCOME (LOSS)    OF SHARES       COST          TOTAL
                         ----------    --------   -----------  -----------  -------------   ----------   ------------   -----------
 BALANCE at
   March 31, 2004        19,191,115    $191,911   $78,039,205  $ 9,538,994   $2,696,623     10,179,695   $(29,226,300)  $61,240,433

  Comprehensive income:
   Net income                    --          --            --    7,433,559           --                            --     7,433,559
   Change in unrealized
   holding gain on
   investment in
   affiliate                                                                   (152,375)                                   (152,375)
   Foreign currency
     translation
     adjustment                  --          --            --           --        2,416                            --         2,416
                                                                                                                        -----------
     Total comprehensive
       income                                                                                                             7,283,600
                                                                                                                        -----------
   Issuance of
     common stock
     upon exercise
     of warrants             74,000         740       239,885           --                                         --       240,625
   Purchase of treasury
    stock, at cost                                                                             166,830     (1,424,765)   (1,424,765)
                         ----------    --------   -----------  -----------   ----------     ----------   ------------   -----------
BALANCE at
  December 31, 2004      19,265,115    $192,651   $78,279,090  $16,972,553   $2,546,664     10,346,525   $(30,651,065)  $67,339,893
                         ==========    ========   ===========  ===========   ==========     ==========   ============   ===========

            See notes to condensed consolidated financial statements.

                    PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                              2004               2003
                                                                           ------------      -----------
Cash flows from operating activities:
Net income                                                                 $  7,433,559      $ 3,806,439
                                                                           ------------      -----------

Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                                                   762,774          968,378
Provision for doubtful accounts                                                  90,000           90,000
Write-downs of prepaid promotional supplies and inventories                   1,949,000        1,160,000
Changes in assets and liabilities:
   Increase in trade receivables - customers                                 (2,768,048)        (412,424)
   Decrease (increase) in note and trade receivables - related parties        1,866,365       (3,152,227)
   Increase in inventories                                                   (1,001,326)      (4,463,097)
   (Increase) decrease in prepaid expenses and other current assets          (1,103,802)       1,066,065
   (Increase) decrease in other non-current assets                              (15,537)         304,021
   (Decrease) increase in accounts payable                                     (964,083)       2,462,800
   Increase in accrued expenses and income taxes payable                        541,235          742,413
                                                                           ------------      -----------

            Total adjustments                                                  (643,422)      (1,234,071)
                                                                           ------------      -----------

                 Net cash provided by operating activities                    6,790,137        2,572,368
                                                                           ------------      -----------

Cash flows from investing activities:
Purchases of equipment and leasehold improvements                              (357,120)        (365,711)
Prepayment on acquisition of XOXO license                                      (750,000)
Collections on notes receivable from unrelated parties                        1,538,256        1,331,880
                                                                           ------------      -----------

                 Net cash provided by investing activities                      431,136          966,169
                                                                           ------------      -----------

Cash flows from financing activities:
Net decrease (increase) in restricted cash                                    4,162,669       (5,956,802)
Proceeds - note payable to GMAC Commercial Credit, net                               --        4,749,992
Payments - note payable to Fred Hayman Beverly Hills                           (170,927)        (590,399)
Payments - notes payable to Bankers Capital Leasing                                  --          (27,999)
Net decrease in notes receivable from officer                                        --          742,884
Purchase of treasury stock                                                   (1,424,765)      (1,982,183)
Proceeds from issuance of common stock                                          240,625           72,218
                                                                           ------------      -----------

                 Net cash provided by financing activities                    2,807,602       (2,992,289)
                                                                           ------------      -----------


Effect of exchange rate changes on cash                                           2,416              457
                                                                           ------------      -----------

Net increase in cash and cash equivalents                                    10,031,291          546,705
Cash and cash equivalents, beginning of period                                  654,633          137,023
                                                                           ------------      -----------

Cash and cash equivalents, end of period                                   $ 10,685,924      $   683,728
                                                                           ============      ===========

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

                                                  FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                   ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                -------------------------     -------------------------
                                                   2004           2003           2004           2003
                                                ----------     ----------     ----------     ----------
Net income, as reported                         $2,867,746     $1,687,246     $7,433,559     $3,806,439
Add:  Stock-based employee compensation
    expense included in net income, net of
    related tax effects                                 --             --             --             --
Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                      43,586         97,650        130,757        221,407
                                                ----------     ----------     ----------     ----------
Pro forma net income                            $2,824,160     $1,589,596     $7,302,802     $3,585,032
                                                ==========     ==========     ==========     ==========
Basic net income per share:
    As reported                                 $     0.32     $     0.21     $     0.83     $     0.45
    Proforma                                    $     0.32     $     0.19     $     0.81     $     0.43
Diluted net income per share:
    As reported                                 $     0.27     $     0.18     $     0.70     $     0.40
    Proforma                                    $     0.27     $     0.17     $     0.69     $     0.38

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption used by the Company continues to be available, but it has not yet completed its assessment of the alternatives. The new Standard will be effective for the Company beginning with the quarter ending September 30, 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the three and nine months ended December 31, 2004 and 2003, using our existing valuation and amortization assumptions.

C.       INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

                                   December 31, 2004          March 31, 2004
                                   -----------------          --------------
Finished products                     $21,055,406              $18,000,231
Components and packaging material       6,671,141                9,094,932
Raw material                            3,277,332                4,466,390
                                      -----------              -----------
                                      $31,003,879              $31,561,553
                                      ===========              ===========

The cost of inventories includes product costs and handling charges, including an allocation of the Company's applicable overhead in the approximate amount of $2,285,000 and $2,307,000 at December 31, 2004 and March 31, 2004, respectively.

D.  TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

                                                                          ESTIMATED LIFE
                                     DECEMBER 31, 2004  MARCH 31, 2004       (IN YEARS)
                                     -----------------  --------------    --------------
Fred Hayman Beverly Hills ("FHBH")      $ 2,820,361      $ 2,820,361              10
Animale                                     122,965          122,965               1
Perry Ellis and Other                       329,106          329,106            5-25
                                        -----------       ----------
                                          3,272,432        3,272,432
Less - accumulated amortization          (1,434,799)      (1,215,758)
                                                          ----------
Subtotal of amortizable intangibles       1,837,633        2,056,674
Perry Ellis                               5,888,250        5,888,250      indefinite
                                        -----------       ----------
                                        $ 7,725,883       $7,944,924
                                        ===========       ==========

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee's option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note in the amount of $2,032,272 due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004. As of December 31, 2004, note receivable in the accompanying condensed consolidated balance sheet includes $170,525 ($1,708,511 at March 31, 2004), relating to this transaction. All remaining amounts due under the note were collected during January 2005.

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

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, ( the "Purchase Agreement") with Victory International (USA), LLC ("Victory"), whereby the Company acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which approximately $5.8 million was allocated to the license and will be amortized over its term. The consideration given included $2.55 million in the form of a 60-day promissory note payable in two equal installments on February 6 (which was paid in accordance with its terms) and March 6, 2005. During December 2004, the Company advanced $750,000 of the consideration to Victory, which is included in prepaid and other current assets in the accompanying December 31, 2004 condensed consolidated balance sheet.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the "Fragrance License") to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced in December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. Similar to the Company's other license agreements, the Fragrance License requires the payment of a fixed royalty percentage and minimum spending amounts for advertising based on sales volume.

E.       BORROWINGS - BANKS AND OTHERS

The composition of borrowings is as follows:

                                                                        DECEMBER 31, 2004          MARCH 31, 2004
                                                                        -----------------          --------------
Revolving credit facility payable to GMAC Commercial
Credit LLC, interest at LIBOR plus 3.75% or prime
(5.25% at December 31, 2004) at the Company's option.                         --                      $    --

Note payable to Fred Hayman Beverly Hills,
collateralized by the acquired licensed trademarks,
interest at 7.25%, payable in equal monthly
installments of $69,863, including interest,
through June 2004.                                                            --                       170,927
                                                                            ----                      --------
                                                                              --                       170,927
Less: long-term borrowings                                                    --                            --
                                                                            ----                      --------

Borrowings, current portion                                                   --                      $170,927
                                                                            ====                      ========

On July 20, 2001, the Company entered into a Loan and Security Agreement (the Loan Agreement) with GMAC Commercial Credit LLC (GMACCC). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR of the Bank of New York's prime rate, at the Company's option.

At December 31, 2004, based on the borrowing base at that date, the credit line amounted to $19,016,000, none of which was utilized.

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

On August 16, 2004, GMACCC approved a continuation of the Company's common stock buyback program not to exceed $8,000,000.

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

The Company had net sales of $30,403,037 and $24,466,509 during the nine-month periods ended December 31, 2004 and 2003 ($9,486,314 and $10,758,138 during the three months ended December 31, 2004 and 2003), respectively, to Perfumania, Inc. ("Perfumania"), a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which the Company's Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is the Company's largest customer, and transactions with them are closely monitored by the Company's Audit Committee and Board of Directors to ensure that dealings with Perfumania are at arms length. Perfumania offers the Company the opportunity to sell its products in over 230 retail outlets and its terms with Perfumania take into consideration the companies' over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of

Perfumania's purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company's products provided in Perfumania's store windows and (e) minimal distribution costs to fulfill Perfumania orders.

While the Company's invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $9,482,519 and $10,890,338 at December 31, 2004 and March 31, 2004,
respectively. Amounts due from Perfumania are non-interest bearing and are being paid in accordance with the terms established by the Board.

As reported in ECMV's public filings, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania's reported financial information, as well as the Company's payment history with Perfumania, indicates that historically the first quarter is Perfumania's most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management's evaluation, no allowances have been recorded as of December 31 or March 31, 2004. Management will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is reflected as an investment in affiliate in the accompanying condensed consolidated balance sheets. As of December 31, 2004, the fair market value of the investment was $4,593,927 or $12.15 per share ($4,839,693 or $12.80 per share as of March 31,
2004), based on the quoted market price of the shares. The Company's cost basis for the shares is $1,648,523 or $4.36 per share.

During the nine months ended December 31, 2004 and 2003, the Company had net sales of $12,029,395 and $6,247,657 ($4,298,684 and $2,995,631 during the three months ended December 31, 2004 and 2003), respectively, to fragrance distributors owned/operated by individuals related to the Company's Chairman/CEO, including a distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of December 31, 2004 and March 31, 2004, trade receivables from related parties include $155,588 and $614,134, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

During the nine months ended December 31, 2004, the Company purchased $200,000 ($90,000 during the three months ended December 31, 2004) in television advertising on the "Adrenalina" show, which is broadcast in various U.S. markets and Latin American countries. The Company's Chairman/CEO's son has an ownership interest in a company which has the production rights to the show.

G.       BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                                2004                2003
                                                                             ------------      ------------
Net income                                                                   $  2,867,746      $  1,687,246
                                                                             ============      ============

Weighted average number of shares issued                                       19,256,745        18,057,356
Weighted average number of treasury shares                                    (10,346,525)       (9,864,330)
                                                                             ------------      ------------
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,910,220         8,193,026
                                                                             ============      ============
Basic net income per common share                                            $       0.32      $       0.21
                                                                             ============      ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,910,220         8,193,026
Effect of dilutive securities:
Stock options and warrants                                                      1,704,435         1,274,583
                                                                             ------------      ------------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                      10,614,655         9,467,609
                                                                             ============      ============


Diluted net income per common share                                          $       0.27      $       0.18
                                                                             ============      ============
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock                                          --            36,000
                                                                             ============      ============


Exercise Price                                                                         --       $4.00-$8.00
                                                                             ============      ============

                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                                2004                2003
                                                                             ------------      ------------
Net income                                                                   $  7,433,559      $  3,806,439
                                                                             ============      ============

Weighted average number of shares issued                                       19,240,017        18,051,011
Weighted average number of treasury shares                                    (10,259,499)       (9,645,322)
                                                                             ------------      ------------
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,980,518         8,405,689
                                                                             ============      ============
Basic net income per common share                                            $       0.83      $       0.45
                                                                             ============      ============
Weighted  average  number of shares  outstanding  used in basic earnings
    per share calculation                                                       8,980,518         8,405,689
Effect of dilutive securities:
Stock options and warrants                                                      1,610,573         1,091,550
                                                                             ------------      ------------
Weighted  average number of shares  outstanding used in diluted earnings
    per share calculation                                                      10,591,091         9,497,239
                                                                             ============      ============

Diluted net income per common share                                          $       0.70      $       0.40
                                                                             ============      ============
Antidilutive securities not included in diluted earnings per share computation:

Options and warrants to purchase common stock                                          --            76,000
                                                                             ============      ============


Exercise Price                                                                         --       $3.60-$8.00
                                                                             ============      ============

H.       CASH FLOW INFORMATION

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

                                             Nine-months ended December 31,
                                             ------------------------------
                 Cash paid for:                  2004            2003
                                              ----------       ----------
                     Interest                 $    3,791       $  284,827
                     Income taxes             $4,297,032       $1,452,676

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2004:

     - Change in unrealized holding gain of $152,375 on the investment in affiliate, net of deferred taxes.

Nine months ended December 31, 2003:

     - The conversion of trade accounts receivable from Perfumania in the amount of $5,000,000.

     - Change in unrealized holding gain of $3,902,971 on the investment in affiliate, net of deferred taxes.

I.       INCOME TAXES

The provision for income taxes for the periods ended December 31, 2004 and 2003 reflects an effective tax rate of approximately 38%.

J.       LICENSE AND DISTRIBUTION AGREEMENTS

As of December 31, 2004 and March 31, 2004, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Ocean Pacific ("OP"), GUESS? and Jockey. The Jockey license agreement expired on December 31, 2004. The Company did not exercise the renewal option, as market penetration of the brand did not meet expectations. Gross sales of Jockey brand products were $136,530 and $101,193 during the nine month periods ended December 31, 2004 and 2003, respectively.

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

On September 15, 2004, the Company entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period. The Company anticipates that the first fragrance under this agreement will be launched prior to March 31, 2006.

As of December 8, 2004, the Company entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement expires on June 30, 2009 and is renewable for an additional four-year period. The Company anticipates that the first fragrance under this agreement will be launched prior to September 30, 2006.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc., to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. Under the license agreement, the Company must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume. The Company anticipates that the first watches under this agreement will be launched prior to December 2005.

Similar to the Company's other license agreements, the new license agreements require payment of a fixed royalty percentage and spending of minimum amounts for advertising based on sales volume.

K.       LEGAL PROCEEDINGS

On December 8, 2003, the Company was served with a complaint (the "Complaint") filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint was a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purported to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint named Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It sought unspecified damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he had an ownership interest. The Complaint sought to enjoin the Company from continuing to enter into such transactions, sought payment of costs and fees to Plaintiff's counsel and other unstated relief.

The Company and the Board members engaged experienced Florida securities counsel to vigorously defend the action. A Motion to dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff's counsel supporting the Company's view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company's counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requested for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs' initial deposition occurred on October 21, 2004.

On December 8, 2004, Plaintiff's filed a Motion for an Interim Award of $168,824 in attorneys' fees and reimbursement of expenses. Plaintiffs also noticed the depositions of three of the Company's Board members, who agreed and provided dates for their appearances. Plaintiff's counsel was informed of the rejection of their claim, which the Company believes was without merit.

On December 22, 2004, Plaintiffs filed for voluntary dismissal of the action, without prejudice. No payment was made to the Plaintiffs or Plaintiffs counsel by the Company or the Company's insurance carrier.

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

Date:    February 14, 2005