Form 10-K
period 2005-03-31
PARLUX FRAGRANCES INC
filed 2005-07-08
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

Form 10-K

______________

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 2005

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission File Number 0-15491

______________

Parlux Fragrances, Inc.

(Exact name of registrant as specified in its charter)

______________

Delaware	22-2562955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3725 SW 30th Avenue, Ft. Lauderdale, FL 33312

(Address of principal executive offices (zip code)

(Registrant’s telephone number, including area code) (954) 316-9008

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $ .01 per share)

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock as of the latest practicable date.

Class	Outstanding at July 8, 2005
Common Stock, $ .01 par value	8,943, 318

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $73,496,000 based on a closing price of $13.00 for the Common Stock as of September 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the National Association of Securities Dealers Automated Quotation System on such date. For purposes of the foregoing calculation, only the Directors and 5% beneficial owners of the registrant are deemed to be affiliates.

Documents incorporated by Reference: The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

FORWARD-LOOKING STATEMENTS

Certain statements within this Form 10-K, which are not historical in nature, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors discussed in this Annual Report and in our filings with the Securities and Exchange Commission. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.

Item 1.

BUSINESS

Parlux Fragrances, Inc. (the “Company”), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our products are positioned primarily in the prestige segment. Additionally, we distribute certain brands through Perfumania Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which our Chairman and Chief Executive Officer (“CEO”) had a significant shareholder interest and held identical management positions until February 2004, when he sold most of his shares in ECMV to the new majority owners. Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. We currently maintain an approximate 13% ownership interest in ECMV and accordingly, all transactions with ECMV or Perfumania are treated as “Related Party” transactions. Perfumania is a specialty retailer of fragrances in the United States and Puerto Rico.

During the fiscal year ended March 31, 2005, we engaged in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, PARIS HILTON, OCEAN PACIFIC, XOXO, FRED HAYMAN BEVERLY HILLS (“FHBH”) “273 Indigo”, and JOCKEY fragrances and grooming items on an exclusive basis as a licensee. We also have rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market. See “LICENSING AGREEMENTS” on pages 6-8 for further discussion. Additionally, we previously manufactured, distributed and sold our own brand, CHALEUR D’ANIMALE (“Animale”) fragrance, on a worldwide basis. See page 7 and 9 respectively, for further discussions of transactions relating to the FHBH and Animale brands.

As further discussed below, we have recently expanded our focus into cosmetics and the luxury goods market, specifically, watches, handbags, purses, and small leather goods. We believe that such products, which have similar distribution channels to our fragrance products, should strengthen our position with our current customers and distributors while providing incremental sales volume.

Recent Developments

During the fiscal year ended March 31, 2005, we entered into exclusive worldwide license agreements to develop, manufacture, and distribute prestige fragrances for Ms. Paris Hilton, Ms. Maria Sharapova, Mr. Andy Roddick, and Gund, Inc. We also acquired an existing license to manufacture and distribute XOXO branded fragrances and recently entered into three other exclusive license agreements with Ms. Hilton for watches, cosmetics and handbags, purses, wallets and other small leather goods. See “LICENSING AGREEMENTS” for further discussion.

Under all of these license agreements, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

No other material changes in our contractual obligations, outside the ordinary course of business, have occurred during the period covered by this report.

THE PRODUCTS

Our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as soaps, shower gels, deodorants, body lotions, creams and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

We design and create fragrances using our own staff and independent contractors. We also supervise the design of our packaging by independent contractors in order to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal 2005, we completed the design process for 360 BLUE, for both men and women, which launched in fall 2004, (new brands under the PERRY ELLIS line), and PARIS HILTON for women, which launched in winter 2004.

During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales in a given year:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
PERRY ELLIS	75%	81%	75%
OCEAN PACIFIC	11%	13%	10%
PARIS HILTON	11%	—	—

Under a separate license agreement, we are also currently developing a line of watches under our Paris Hilton brand for introduction during the upcoming holiday season. We are working closely with several watch manufacturers to establish products at different price levels; with the initial “limited edition” products projected to retail at prices in excess of $50,000. We anticipate a “fashion watch” will be available for sale for spring 2006, and will retail at prices ranging from $100 to $250 per item.

In addition, we are discussing potential joint venture opportunities with unrelated third parties in connection with our other licenses with Ms. Hilton (cosmetics and handbags, purses, wallets, and other small leather goods) in order to determine the most efficient and profitable method to produce and distribute such products.

MARKETING AND SALES

In the United States, we have our own sales and marketing staff, and also utilize independent commission sales representatives for mail order distribution and sales to domestic U.S. military bases. We sell directly to retailers, primarily national and regional department stores, which we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,000 retail outlets in the United States. Additionally, we sell some of our products to Perfumania, which is a specialty retailer of fragrances with approximately 230 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico (see “CUSTOMERS” section for further discussion).

Marketing and sales activities outside the United States are conducted through distribution agreements with independent distributors, whose activities are administered by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, the Far East, Latin America, the Caribbean and Russia, covering over 80 countries. Sales to unrelated international customers amounted to 67%, 75% and 76% of our total net sales to unrelated customers during the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

We advertise directly, and through a cooperative advertising program in association with major retailers, in fashion media on a national basis and through retailers’ statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See “LICENSING AGREEMENTS” and Note 8 (B) to the Consolidated Financial Statements.

RAW MATERIALS

Raw materials and components (“raw materials”) for our products are available from sources in the United States, Europe, and the Far East. We source the raw materials, based on our estimates of anticipated needs for finished goods, from independent suppliers, which are delivered directly to third party contract manufacturers who produce and package the finished products. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We believe we have good relationships with these manufacturers and that there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

SEASONALITY

Typical of the fragrance industry, we have our highest sales during the Mother’s and Father’s Day periods and the calendar year end holiday season.  Lower than projected sales during these periods could have a material adverse effect on our operating results.

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

CUSTOMERS

We concentrate our sales efforts in the United States in a number of regional department store retailers including, among others, Bon Ton, Carson’s, Famous Barr, Filene’s, Foley’s, Hecht’s, J.C. Penney, Lord & Taylor, Macy’s, Parisian, Marshall Fields, Proffitts, Robinsons, and Stage Door. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta. Retail distribution has been targeted by brand to maximize potential and minimize overlap between each of these distribution channels.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Asia, the Middle East and the Caribbean. These distributors sell our products to the local department stores as well as to numerous perfumeries in the local markets. The success of our recently introduced PARIS HILTON line of fragrances, as well as the anticipated launch of our GUESS? fragrance, has provided us with additional distribution in Europe and Australia.

During the fiscal years ended March 31, 2005 and 2004, we had net sales of $35,330,772 and $31,964,407, respectively, to Perfumania, which represented 35% and 40%, respectively, of our net sales for the periods. Perfumania, is our largest customer and transactions with them are closely monitored by our Audit Committee and Board of Directors (the “Board”). Perfumania offers us the opportunity to sell our products in approximately 230 retail outlets and our terms with Perfumania take into consideration our over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania (c) minimal spending for advertising and promotion, (d) free exposure of our products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board has granted longer payment terms taking into consideration the factors discussed above. Our Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit.

Net trade accounts receivable owed by Perfumania to us amounted to $8,566,939 and $10,890,338 at March 31, 2005 and 2004, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by the Board. See “Liquidity and Capital Resources” for further discussion of this receivable.

We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivable. As reported in ECMV’s public filings, during May 2004, Perfumania entered into a three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. In addition, ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 29, 2005, reflects net income of approximately $3.1 million. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2005. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

On July 1, 1999, the Board approved accepting 1,512,406 shares of Perfumania treasury stock in consideration for a partial reduction of the outstanding trade receivable balance from Perfumania in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse stock split described below), which approximated 90% of the closing price of Perfumania’s common stock for the previous 20 business days.  The agreement was consummated on August 31, 1999, and the shares were registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and the Company’s shares of Perfumania common stock were converted into shares of common stock in ECMV.

On March 21, 2002, ECMV effected a one-for-four reverse stock split, and we now own 378,101 shares, with a cost basis for financial statement purposes of $1,648,523 or $4.36 per share. As of March 31, 2005, the fair market value of the investment in ECMV had increased to $4,764,073 ($12.60 per share after the reverse split).

As of June 24, 2005, the fair market value of the investment in ECMV was $5,539,180 ($14.65 per share after the reverse split).

FOREIGN AND EXPORT SALES

During the three years ended March 31, 2005, gross sales to unrelated international customers were approximately $31,619,000, $28,356,000, and $38,364,000, respectively. During the fiscal year ended March 31, 2004, we increased our attention to the Mexican marketplace and engaged a distributor for Mexico in lieu of a commissioned representative. The Mexican distributor is owned and operated by individuals related to our Chairman and Chief Executive Officer. Sales to this distributor during the fiscal years ended March 31, 2005 and 2004, which are included in related party sales, amounted to approximately $9,000,000 and $3,966,000, respectively, and are in addition to the sales to unrelated international customers noted above.

LICENSING AGREEMENTS

See “THE PRODUCTS” on page 4 for further discussion of the relative importance of our license agreements.

PERRY ELLIS:  We acquired the Perry Ellis license in December 1994. The license renews automatically every two years if average annual net sales in the preceding two-year license period exceed 75% of the average net sales of the previous four years. All minimum sales levels have been met; based on our current sales projections, management believes that this will continue. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year.

PARIS HILTON:  On May 4, 2004, we entered into a letter of intent with Ms. Paris Hilton (“PH”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), which expires on June 30, 2009. The agreement is renewable for an additional five-year period. The first PH women’s fragrance was launched during November 2004, which was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. We anticipate that the first watches under this agreement will be launched prior to December 2005.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. We anticipate that the first cosmetics under this agreement will be launched during fall 2006.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. We anticipate that the first products under this agreement will be launched during fall 2006.

Under all of the PHEI Agreements, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

FRED HAYMAN:  In June 1994, we entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted to Parlux an exclusive royalty free 55-year license to use FHBH’s United States Class 3 trademarks Fred Hayman®, 273®, Touch®, With Love® and Fred Hayman Personal Selections® and the corresponding international registrations. There are no minimum sales or advertising requirements.

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory International (USA), LLC, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee’s option. As part of the agreement, we sold the inventory, promotional materials and molds relating to FHBH for their approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note in the amount of $2,032,272 which was due in twelve monthly installments of approximately $169,356, plus interest at prime plus 1%, commencing January 2004. The note has been paid in full in accordance with its terms.

The Sublicense Agreement excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance addition, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to new additions for a price equal to our book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense Agreement, granting new FHBH product development rights to the sublicensee. The guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to “273 Indigo”, and we may continue to manufacture and distribute “273 Indigo” products.

OCEAN PACIFIC:  In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and has automatically renewed for an additional three-year period. We have six (6) additional three-year renewal options, of which the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

GUESS:  Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

Under the GUESS? Agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume. We anticipate that the first GUESS? fragrance will be launched during July 2005.

XOXO:  On January 7, 2005, we entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, we paid Victory approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The term of the Fragrance License continues through June 30, 2007, and is renewable for an additional three years if certain sales levels are met. The first XOXO fragrances were introduced by Victory during December 2004. Under the Purchase Agreement, Victory assigned its rights, and we assumed the obligations, under the Fragrance License, which requires the payment of a royalty and minimum spending for advertising.

MARIA SHARAPOVA:  On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period. We anticipate that the first fragrance under this agreement will be launched during fall 2005. Under the Sharapova agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

ANDY RODDICK:  As of December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement expires on June 30, 2009 and is renewable for an additional three-year period. We anticipatee that the first fragrance under this agreement will be launched during spring 2006. Under the Roddick agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

babyGUND:  Effective April 6, 2005, we entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. We anticipate that the first products under this agreement will be launched during fall 2006. Under the babyGund agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

JOCKEY INTERNATIONAL:  On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. (“Jockey”), to manufacture and distribute men’s and women’s fragrances and other related products under the Jockey® label. The initial term of the agreement extended through December 31, 2004, with three (3) three-year renewal options. The license required the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. We launched Jockey fragrances for women and men during the first calendar quarter of 2002. We did not exercise the renewal option as market penetration of the brand did not meet our expectations.

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

TRADEMARKS

We have exclusive licenses, as discussed above, to use trademark and tradename rights in connection with the packaging, marketing and distribution of our products, both in the United States and internationally where such products are sold. See “THE PRODUCTS” on page 4 for further discussion of the relative importance of these licenses.

In addition, we own the worldwide trademark and distribution rights to LIMOUSINE fragrances. There are no licensing agreements requiring the payment of royalties to us for this trademark. We have not distributed fragrance products under the LIMOUSINE brand since fiscal 1998, nor do we anticipate distribution in the near future.

On January 16, 2003, we entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and trademarks relating to the Animale brand (we owned the worldwide trademarks and distribution rights prior to the sale) for $4,000,000, which closely approximated the brand’s net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. The note has been paid in full in accordance with its terms.

As part of the agreement we did not include the inventory of Chaleur d’Animale, the Animale brand’s newest product introduction, and maintained the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005, at which time we destroyed all remaining inventory (which amount was not significant) and wrote off fully amortized intangibles relating to this brand.

PRODUCT LIABILITY

We have insurance coverage for product liability in the amount of $5 million per incident. We maintain an additional $5 million of coverage under an “umbrella” policy. We believe that the manufacturers of the products sold by us also carry product liability coverage and that we effectively are protected thereunder.

There are no pending and, to the best of our knowledge, no threatened product liability claims of a material nature.  Over the past ten years, we have not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

GOVERNMENT REGULATIONS

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act. A fragrance must comply with the labeling requirements of this FDC Act as well as the Fair Packaging and Labeling Act and its regulations. Under U.S. law, a product may be classified as both a cosmetic and a drug. If we produce such products, there would be additional regulatory requirements for products which are “drugs” including additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Effective March 11, 2005, we were required to comply with the labeling, durability and non-animal testing guidelines from the European Cosmetic Toiletry and Perfumery Association (“COLIPA”) Amendment No. 7, in order to distribute our products in the European Union (“EU”). We have created “safety assessor approved” dossiers for all our products to be distributed in the EU, and have filed such documentation both domestically and with our agent in France.

COMPETITION

The market for fragrances and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us. There are also companies, which are substantially larger and more diversified (the September 2004 issue of “WWD Beauty Biz” lists the 60 largest companies in the world ranked by total beauty sales. The top 26 companies in the listing have sales levels exceeding $1 billion, with the 60th largest at $149 million) and which have substantially greater financial and marketing resources than us, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

EMPLOYEES

As of March 31, 2005, we had a total of 134 full-time and part-time employees. Of these, 50 were engaged in worldwide sales activities, 54 in operations, marketing, administrative and finance functions and 30 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives, as well as temporary agency personnel to assist with seasonal distribution requirements.

We have a 401-K Plan covering substantially all of our employees. We match 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

RISK FACTORS

The following is a discussion of some of the risk factors relating to our business:

If we lose our key personnel, or fail to attract and retain additional qualified experienced personnel, we will be unable to continue to develop our prestige fragrance products and attract and obtain new licensing partners.

We believe that our future success depends upon the continued contributions of our highly qualified sales, creative, marketing, and management personnel and on our ability to attract and retain those personnel. These individuals have developed strong reliable relationships with customers and suppliers. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified managerial personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified managerial personnel in the future, and our failure to do so would limit the growth potential of our business.

If the appeal of one of our celebrities would diminish, it could have a material adverse affect on future sales of that specific celebrity-branded fragrance.

During the past fiscal year, we have entered into various license agreements with celebrities (entertainers or athletes) to develop, manufacture and distribute products under their names (see “LICENSING AGREEMENTS” for further discussion). These agreements require substantial royalty commitments. If the celebrities’ appeal would diminish, it could result in a material reduction in our sales of such products, adversely affecting our profitability and operating cash flows.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn, terrorism threats, or other external factors.

We believe that consumer spending on fragrance products is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, or in the event of terrorism affecting customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, its profitability or operating cash flows.

If we are unable to protect our intellectual property rights, specifically trademarks and trade names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our trademarks and trade names. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold; therefore, trademark and trade name protection is important to our business. Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

Other parties may infringe on our intellectual property rights or intellectual property rights which we are licensed to use and may thereby dilute our brands in the marketplace.

Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. Under our license agreement with GUESS?, we are responsible for monitoring for infringement of the GUESS? intellectual property rights. We must take action, at our cost, to stop minor infringement, and may be liable to share a significant portion of the total cost, with GUESS?, to stop substantial infringement. We may infringe on others’ intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and continue to sell products in the worldwide marketplace and may require the destruction of inventory produced under the infringed name, both of which would adversely affect profitability, and, ultimately operating cash flow.

We depend on third parties for the manufacture and delivery of our products, and any disruption or interruption in this supply chain can affect production levels.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and suppliers to manufacture most of our products. We currently obtain these products from a limited number of manufacturers and other suppliers. If we were to experience delays in the delivery of the finished products or the raw materials or components used to make such products, or if these suppliers were unable to supply product, or if there were transportation problems between the suppliers and our distribution center, our sales, profitability, and operating cash flow could be negatively impacted.

The loss of or disruption in our distribution facility could have a material adverse effect on our sales and our relationships with our customers.

We currently have one distribution facility and two storage warehouses, which are located in south Florida. The loss of, or any damage to these facilities, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of ninety (90) days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

Our quarterly results of operations could fluctuate significantly due to retailing peaks related to gift giving seasons and delays in new product launches, which could adversely affect our stock price.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including timing of customer orders and returns, sell-through of our products by the retailer to the ultimate consumer or gift giver, delays in new product launches, as well as additions or losses of brands or distribution rights. Any resulting material reduction in our sales could have an adverse effect on our business, its profitability and operating cash flows. If our operating results for any period are below expectations of stock market analysts, our stock price might decline.

If we are unable to acquire or license additional brands or obtain the required financing for these agreements, the growth of our business could be impaired.

Our business strategy contemplates the continued increase of our portfolio of owned or licensed brands and distributed brands. Our future expansion through acquisitions of licenses for additional brands, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

If we are unable to secure additional new product distribution, or obtain the required financing for these arrangements, the growth of our business could be impaired.

Our business strategy also includes the increase of our product portfolio through new product distribution. Our future expansion through new products will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, marketing, and financing such product introductions and distribution on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.  If we are unable to secure additional new product distribution, or obtain the required financing for these arrangements, the growth of our business could be impaired.

Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, Severe Acute Respiratory Syndrome, or acts of war or terrorism, etc. would result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating cash flow.

Failure to comply with restrictive covenants in our existing credit facility will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance.

Our revolving credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under the credit facility. If we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Our arrangements with our manufacturers, suppliers and customers are generally informal and if these arrangements were changed, interrupted, or terminated it could limit our supply of inventory and reduce sales, profitability and operating cash flow.

We do not have long-term or exclusive contracts with any of our customers and generally do not maintain long-term or exclusive contracts with our suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. The loss of key suppliers or customers (particularly Perfumania), or a change in our relationship with them, could result in supply and inventory interruptions and reduced sales, profitability, and operating cash flows.

Item 2.

PROPERTIES

In November 1995, we moved our corporate headquarters and distribution center to a new 100,000 square foot leased facility in Fort Lauderdale, Florida. The current annual lease cost of the facility is approximately $720,000, with the lease covering the approximate ten-year period ending September 2005. We have an option to extend the lease for an additional five-year period with minimal rent escalation, or for two six-month periods at a monthly rental of approximately $69,000.

In May 2004, we leased an additional 38,000 square feet of warehouse space in Fort Lauderdale at a monthly cost of approximately $23,000. In June 2005, we leased an additional 23,000 square feet of warehouse space in the same building at a monthly cost of $21,600.  Both leases expire on December 31, 2005.

In April 2005, we leased an additional 26,400 square feet of warehouse space in Fort Lauderdale at a monthly cost of approximately $17,000. The lease expired in June 2005 and we moved to the 23,000 square feet warehouse space discussed above.

We are searching for a facility of between 150,000 and 200,000 square feet in order to consolidate all of our office and warehouse operations, and are currently analyzing lease versus purchase options.

Item 3.

LEGAL PROCEEDINGS

On December 8, 2003, we were served with a complaint (the “Complaint”) filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint was a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purported to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint named Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board as the defendants. It sought  damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he had an ownership interest. The Complaint sought to enjoin the Company from continuing to enter into such transactions, sought payment of costs and fees to Plaintiffs’ counsel and other unstated relief.

The Company and the Board members engaged experienced Florida securities counsel to vigorously defend the action. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand  upon the Company to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004.

On December 8, 2004, Plaintiff’s filed a Motion for an Interim Award of $168,824 in attorneys’ fees and reimbursement of expenses. Plaintiffs also noticed the depositions of three of our Board members, who agreed and provided dates for their appearances. Plaintiff’s counsel was informed of our rejection of their claim, which we believe was without merit.

On December 22, 2004, Plaintiffs filed for voluntary dismissal of the action against us, without prejudice. No payment was made to the Plaintiffs or Plaintiffs’ counsel by us or our insurance carrier.

On June 4, 2003, we were served with a shareholder’s class action complaint (the “June Complaint”), filed in the Delaware Court of Chancery by Judy Altman, purporting to act on behalf of herself and other public stockholders of the Company. The June Complaint named Parlux Fragrances, Inc. as a defendant along with all of the Board, except Mr. David Stone. The June Complaint sought to enjoin the defendants from consummating a tender offer proposal from Quality King Distributors, Inc. and Ilia Lekach, the Company’s Chairman and Chief Executive Officer, to acquire the Company’s common stock, and sought to have the acquisition rescinded if it was consummated. In addition, the June Complaint sought unspecified damages, plus the fees, costs and disbursements of Ms. Altman’s attorneys.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any actions for shareholders’ approval during the quarter ended March 31, 2005 or through June 28, 2005.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”) National Small Cap List market since February 26, 1987 and commenced trading on the NASDAQ National Market on October 24, 1995 (PARL).

We believe that the number of beneficial owners of our common stock is approximately 4,000, including owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2005 through June 24, 2005. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Common Stock
Fiscal Quarter	High	Low
First (April/June) 2003	3.890	2.200
Second (July/Sept.) 2003	3.750	2.910
Third (Oct./Dec.) 2003	5.360	3.120
Fourth (Jan./Mar.) 2004	13.730	4.560
First (April/June) 2004	12.090	7.150
Second (July/Sept.) 2004	13.490	8.050
Third (Oct./Dec.) 2004	24.410	12.510
Fourth (Jan./Mar.) 2005	27.840	19.300
First (April/June) 2005	30.100	14.850

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividends in the near future. Our loan agreement restricts payment of dividends without prior approval.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,000	$2.81	315,863
Equity compensation plans not approved by security holders(2)	1,733,000	$2.18	0
Total	1,734,000	$2.18	315,863

———————

(1)

See note 10 to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s stock option plans.

(2)

See note 8(D) to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s options and warrants granted in connection with employment and consulting arrangements.

The following chart outlines the Company’s repurchases of its common stock during the fiscal year ended March 31, 2005, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #5
8/1/2004-8/31/2004	132,850	$8.42	132,850	$6,882,000
Month #6
9/1/2004-9/30/2004	33,980	$9.02	33,980	$6,575,000

———————

(1)

Purchased in accordance with the Company’s common stock buy-back program announced on August 6, 2004. See pages 20-21 of “Liquidity And Capital Resources” for further discussion.

(2)

Represents the remaining amount approved by the Company’s lender for repurchase of common stock. On August 16, 2004, the Company received approval to repurchase up to $8 million in share value.

Item 6.

SELECTED FINANCIAL DATA

The following data has been derived from audited consolidated financial statements. Consolidated balance sheets at March 31, 2005 and 2004, and the related consolidated statements of income and of cash flows for each of the three years in the period ended March 31, 2005 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	For the Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands of dollars, except per share data)
Net sales	$100,361	$80,581	$72,254	$70,489	$69,525
Costs/operating expenses	82,941	70,268	66,409	74,356	62,145
Operating income (loss)	17,420	10,313	5,845	(3,867)	7,380
Net income (loss)	10,824	6,268	5,474	(5,655)	3,926
Income (loss) per share:
Basic	$1.20	$0.75	$0.56	$(0.57)	$0.39
Diluted (1)	$1.02	$0.63	$0.54	$(0.57)	$0.38

———————

(1)

The calculation of diluted loss per share was the same as the basic loss per share for fiscal 2002 since inclusion of potential common stock in the computation would be antidilutive.

	At March 31,
	2005	2004	2003	2002	2001
	(in thousands of dollars)
Current assets	$73,762	$63,385	$54,875	$61,531	$52,793
Current liabilities	13,192	9,505	15,219	23,869	22,257
Working capital	60,570	53,880	39,656	37,662	30,536
Trademarks and licenses, net	13,203	7,945	8,231	9,535	20,464
Long-term borrowings, net	—	—	102	962	1,686
Total assets	88,276	72,467	66,672	73,497	75,995
Total liabilities	14,895	11,226	16,379	25,573	25,121
Stockholders’ equity	73,381	61,240	50,293	47,924	50,874

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

SEC Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies described below represent our critical accounting policies as contemplated by FRR 60. See Note 1 to Consolidated Financial Statements for a detailed discussion on the application of these and other accounting policies.

Accounting for Intangible Assets. The value of our intangible assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets for impairment using the guidance of applicable accounting literature. Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant certain of our unrelated U.S. department store customers the right to return product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns. It is only after the specific gift-giving season (Mother’s Day, Christmas, etc.) that the customer requests approval of the return for unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the allowance for returns and additional allowances in any particular period may be needed, reducing net income or increasing net loss.

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

Stock-Based Compensation. We account for our compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding net income and net income per share is required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition Disclosure. This information is contained in Note 1(T) to our consolidated financial statements. The fair values of options and shares issued pursuant to our plans at each grant date were estimated using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, we have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS N0. 123(R), companies must choose among alternative valuation models and amortization assumptions.

The valuation model and amortization assumption used by us continues to be available, however, we have not yet completed our assessment of the alternatives. SFAS No. 123(R) will be effective for the Company beginning with the year starting April 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option it will select. See Note 1(T) to our consolidated financial statements for the pro forma effect for the each of the years presented, using our existing valuation and amortization assumptions.

Since April 2004 we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies.

Significant Trends.

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows.

Results of Operation.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

Comparison of the year ended March 31, 2005 with the year ended March 31, 2004.

During the fiscal year ended March 31, 2005, net sales increased 25% to $100,360,981 as compared to $80,580,709 for the prior year. The increase was mainly attributable to, (1) the introduction of our new Paris Hilton fragrance, which commenced shipping in November 2004 and achieved gross sales of $11,032,795; (2) the launch of 360° Blue for men and women in September 2004, coupled with the full distribution of products launched in the prior year, resulted in an increase of $9,893,570 in total Perry Ellis brand sales from $67,969,863 to $77,863,453; and, (3) $1,337,642 in gross sales of XOXO brand products, which license was acquired during January 2005. The increase was partially offset by a reduction in gross sales of Chaleur d’Animale and Fred Hayman 273 Indigo brand products of $693,991 and $1,260,541, respectively. (See Note 8(C) to the accompanying consolidated financial statements for further discussion of the Animale and Fred Hayman brands).

Net sales to unrelated customers increased 24% to $47,449,801, compared to $38,138,631 for the prior year, mainly as a result of the Paris Hilton brand sales discussed above, as $9,594,260 of such sales were made to unrelated customers. Sales to related parties increased 25% to $52,911,180 compared to $42,442,078 for the prior year, mainly as a result of the Perry Ellis brand increase offset by the reduction in Animale and Fred Hayman brand products, discussed above. We expect that sales increases to unrelated customers in the upcoming fiscal year will outpace those of related customers with the further roll out of our Paris Hilton fragrance products, and our initial GUESS? fragrance product (anticipated during the Summer 2005 season) which will initially be sold mainly to unrelated customers.

Our overall cost of goods sold decreased as a percentage of net sales to 45% for the fiscal year ended March 31, 2005 compared to 49% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 43% and 47%, respectively, for the current year, as compared to 49% for both groups during the prior year. For the prior two fiscal years, the cost of goods sold to unrelated customers increased, and consequently gross margins decreased, due to a higher percentage of value sets being sold. Value sets, which include multiple products, have a higher cost of goods compared to basic stock items. The prior year included a higher percentage of value set sales to unrelated customers. Additionally, the current year sales of Paris Hilton brand products included a higher percentage of basic stock items. For the near future, we anticipate the percentage of value sets sold to unrelated customers will remain constant and that the overall cost of goods sold to unrelated customers will also remain relatively constant.

Operating expenses increased by 22% compared to the prior year from $30,659,884 to $37,543,482, decreasing as a percentage of net sales from 38% to 37%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 46% to $18,528,907 compared to $12,714,825 in the prior year, increasing as a percentage of net sales from 16% to 18%. This trend should continue, in line with projected sales increases to the U.S. department store channel, which requires increased promotional support. The current year includes approximately $5,067,000 of promotional costs for the recently introduced Paris Hilton fragrance. Selling and distribution costs increased 17% to $7,707,435 in the current year compared to $6,560,973 for the prior year, remaining relatively constant at 8% of net sales. The increase was mainly attributable to additional costs for temporary warehouse employees and warehouse storage space to handle the increased order flow, coupled with increases in salaries and health insurance costs for sales and warehouse personnel. General and administrative expenses decreased slightly compared to the prior year from $6,162,926 to $6,100,017, decreasing as a percentage of net sales from 8% to 6%. The decrease was mainly attributable to the decrease in legal and other professional fees and non-recurring charitable contributions, offset by increases in salaries, health insurance costs and bad debt expense. Depreciation and amortization increased by 1% during the current year from $1,256,593 to $1,266,652. Amortization of intangibles of approximately $263,000 relating to the January 2005 XOXO license acquisition (see Note 8B to the consolidated financial statements for further discussion) were offset by a reduction in depreciation, as molds used in production for certain Ocean Pacific brand products became fully depreciated. Royalties decreased by 1% in the current year from $3,964,567 to $3,940,471, decreasing as a percentage of net sales from 5% to 4%. The prior year included approximately $906,000 in minimum royalties payable under the Jockey license agreement, which were no longer required. The Jockey license expired on December 31, 2004 and was not renewed.

As a result of the above factors, operating income increased to $17,419,941 or 17% of net sales for the current year, compared to $10,312,629 or 13% of net sales for the prior year. Net interest income was $146,593 as compared to net interest expense of $224,368 for the prior year. We did not borrow during the current year and invested our excess cash in money market deposit accounts.

Income before taxes for the current year was $17,560,617 compared to $10,109,057 in the prior year. Giving effect to the tax provision, we earned net income of $10,824,256 or 11% of net sales for the current year compared to $6,267,615 or 8% of net sales in the prior year.

Comparison of the year ended March 31, 2004 with the year ended March 31, 2003.

During the fiscal year ended March 31, 2004, net sales increased 12% to $80,580,709 compared to $72,253,699 for the prior year. The increase is mainly attributable to (1) the launch of “Perry m”, “Perry f”, and “360 Red” for men and women under the Perry Ellis line of fragrances, which resulted in an increase of $10,615,473 in total Perry Ellis brand gross sales from $57,354,411 to $67,969,884, and, (2) the launch of Ocean Pacific for men and women, which resulted in an increase in total Ocean Pacific brand gross sales of $3,374,117. These increases were offset by the reduction in gross sales of Animale and FHBH brand products of $3,762,730 and $2,662,933, respectively (which brands were sold and sublicensed during January and March 2003, respectively) and a $1,406,830 reduction in gross sales of Jockey brand products.

Net sales to unrelated customers decreased 24% to $38,138,631, compared to $50,505,473 for the prior year, as a result of the reductions discussed above. Additionally, the prior year included the launch of “Perry Man” and “Perry Woman”, for which the fiscal year ended March 31, 2004 gross sales decreased $5,350,155 compared to the prior launch year period. Net sales to related parties increased 95% to $42,442,078, compared to $21,748,226 for the prior year, as brands, which were originally launched in the U.S. department store market over the last few years reached full distribution potential. In addition, the products launched during the current period have been developed for immediate distribution in all of the Company’s channels. We anticipate that this trend in distribution channels will continue until the launch of a new Perry Ellis brand fragrance product, and the launch of the initial GUESS? fragrance product.

Our overall cost of goods sold remained relatively stable as a percentage of net sales, decreasing from 50% for the fiscal year ended March 31, 2003 to 49% for the fiscal  year ended March 31, 2004. Cost of goods sold on sales to unrelated customers and related parties both approximated 49% for the fiscal year ended March 31, 2004, as compared to 47% and 57%, respectively, for the prior year. The increase in cost of goods sold to unrelated customers for the fiscal year ended March 31, 2004 was due to the purchase by unrelated parties of a higher percentage of value sets than in the prior year. These value sets have a higher cost of goods when compared to basic stock items. For the last two fiscal years, the cost of goods sold to unrelated customers has increased, and consequently gross margins have decreased, due to a greater number of value sets sold as discussed above. The fiscal year ended March 31, 2004 also includes the sale of a higher percentage of basic stock items to related parties, which result in higher margins.

Operating expenses increased slightly compared to the prior year from $30,536,582 to $30,659,884, decreasing as a percentage of net sales from 42% to 38%. However, individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses decreased 11% to $12,714,825 compared to $14,244,338 in the prior year, decreasing as a percentage of net sales from 20% to 16%. The prior year included promotional costs for “Perry Man” and “Perry Woman”, which launched during the fall of 2002. No such major launches occurred during the fiscal year ended March 31, 2004. Selling and distribution costs increased slightly to $6,560,973 in the fiscal year ended March 31, 2004 compared to $6,545,221 for the prior year, decreasing as a percentage of net sales from 9% to 8%. The increase was mainly attributable to increases in employee salaries and health insurance premiums offset by a reduction in commissions paid to an international sales representative who previously sold FHBH products in the Caribbean and to reduced commissions to a sales representative in Mexico. During the fiscal year ended March 31, 2004, the Company increased its focus on the Mexican marketplace and engaged a distributor for Mexico in lieu of a commissioned representative. This distributor is owned and operated by individuals related to our Chairman/Chief Executive Officer. General and administrative expenses increased by 19% compared to the prior year from $5,188,592 to $6,162,926, increasing as a percentage of net sales from 7% to 8%. The increase is mainly attributable to increases in employee salaries, health insurance premiums, legal and professional fees, and non-recurring charitable contributions, offset by a reduction in bad debt expense. Depreciation and amortization decreased by 7% during the fiscal year ended March 31, 2004 from $1,356,597 to $1,256,593. Royalties increased by 24% in the fiscal year ended March 31, 2004, increasing as a percentage of net sales from 4% to 5% as a result of minimum royalty requirements on Jockey brand products.

As a result of the above factors, operating income increased to $10,312,629 or 13% of net sales for the fiscal year ended March 31, 2004, compared to $5,845,289 or 8% of net sales for the prior year. Net interest expense decreased to $224,368 in the fiscal year ended March 31, 2004 as compared to $694,317 for the prior year. The decrease reflects a lower average balance outstanding under our line of credit as compared to the prior year, coupled with increased interest income generated on notes receivable. The fiscal year ended March 31, 2004 includes foreign exchange gains of $20,796 relating to the sales and collection activities with our Canadian distributor, the only country where we assume foreign exchange risk, due to the strengthening of the Canadian currency against the U.S. dollar. The prior year includes other income of $3,542,083 relating to the settlement of a lawsuit we filed in 2001 against a supplier (See Note 12 to the Company’s consolidated financial statements for further discussion of the litigation settlement).

Income before taxes for the fiscal year ended March 31, 2004 was $10,109,057 compared to $8,692,922 in the prior year. Giving effect to the tax provision, we earned net income of $6,267,615 for the fiscal year ended March 31, 2004, compared to $5,474,459 in the prior year.

Liquidity and Capital Resources

Working capital increased to $60,570,303 at March 31, 2005 compared to $53,879,645 at March 31, 2004, the result of current year’s net income, offset by the funds used for the XOXO acquisition (see Note 8B to the Company’s consolidated financial statements for further discussion).

During the fiscal year ended March 31, 2005, net cash provided by operating activities was $14,280,497 compared with $7,537,136 in the prior year. The improvement was mainly attributable to the increase in net income of $4,556,641 and the $2,924,379 decrease in trade receivables from related parties.

Net cash used in investing activities was $6,122,750, in the current year, the result of $7,459,377 in payments in connection with the XOXO acquisition, referenced above, compared to cash provided by investing activities of $1,615,786 in the prior year.

The cash provided by financing activities during the current year was attributable to the release of $4,162,669 in restricted cash resulting from the full pay down on our line of credit. We also purchased $1,424,765 of treasury stock during the current period (see below). Additionally, we generated $984,090 and $2,212,904 of cash during the years ended March 31, 2005 and 2004, respectively, from the issuance of common stock in connection with the exercise of certain warrants and employee options. See Note 10 for further discussion.

The cash provided by operating and investing activities during the prior year was used to reduce debt, both long-term and under our line of credit, as well as repurchase $2,639,712 of our common stock.

As of March 31, 2005 and 2004, our ratios of the number of days sales in accounts receivable and inventory, on a 365-day basis, were as follows:

	March 31,
	2005	2004
Trade accounts receivable (1):
Unrelated	68	43
Related	59	99
Total:	63	73
Inventories	119	143

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $2,128,000 and $1,756,000 in 2005 and 2004, respectively.

The increase in the number of day sales in accounts receivable from unrelated customers is attributable to the increase in gross sales to this customer group during the quarter ended March 31, 2005. The above calculation uses sales for the entire fiscal year. If only the last quarter was used, the number of days outstanding would have been 51, reasonable for this customer group mix of U.S. department stores and international distributors. Based on current circumstances, we anticipate this number of days to remain at approximately 60 days.

During prior years, the number of days sales in trade receivables from related parties exceeded those of unrelated customers, due mainly to the highly seasonal cash flow of Perfumania (See Item 1 “CUSTOMERS” for further discussion of our relationship with Perfumania). Although we expect this to continue, based on current information and published information concerning Perfumania’s increased borrowing capability and improved profitability, we anticipate a continuing improvement in the days outstanding, while still encountering some seasonal peaks.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit, we often produce a six-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the significant gross margins on our products outweigh the additional carrying costs. The improvement in turnover between 2005 and 2004 is attributable to the 25% increase in sales for the comparable period, which resulted in a 15% increase in total cost of goods sold, while inventories increased by only 4%.

As of December 31, 2002, we had repurchased, under all phases of our common stock buy-back program, a total of 8,017,131 shares at a cost of $22,116,995. On February 6, 2003, we received approval from our lender to purchase an additional 2,500,000 shares not to exceed $7,500,000, which was ratified on February 14, 2003, by the Board. As of March 31, 2004, we had repurchased, in the open market, an additional 2,162,564 shares at a cost of $7,109,305 under this approval.

On August 6, 2004, the Board approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of March 31, 2005, we repurchased, in the open market, 166,830 shares at a cost of $1,424,765. The accompanying consolidated balance sheets also include an additional 39,000 shares of treasury stock purchased at a cost of $133,472 prior to fiscal 1996.

During the period April 1, 2005 through June 24, 2005, we repurchased an additional 217,272 shares at a cost of $3,877,795.

On July 20, 2001, we entered into a three-year Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended for an additional year through July 20, 2006. Under the Loan Agreement, we are able to borrow, on a revolving basis, depending upon the availability of a borrowing base, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or the Bank of New York’s prime rate, at our option.

At March 31, 2005, based on the borrowing base at that date, availability under the credit line amounted to approximately $17,861,000, none of which was utilized.

Substantially all of our domestic assets collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with.

As of March 31, 2005, we did not have any material commitments for capital expenditures.

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

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2005 (in 000’s):

	For the Year Ending March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Type of Obligation
Operating Lease Obligations	$722	$94	$64	$—	$—	$—	$880
Purchase Obligations (1)	37,718	—	—	—	—	—	37,718
Advertising Obligations (2)	25,633	32,168	28,934	28,085	25,532	175	140,527
Other Long-term Obligations (3)	3,729	4,797	4,230	4,429	2,920	200	20,305
	$67,084	$37,059	$32,228	$32,514	$28,452	$375	$198,712

———————

(1)

Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.

(2)

Consists of advertising commitments under our licensing agreements. These amounts were calculated based on the guaranteed minimum sales goals, as set forth in the agreements. Unlike guaranteed minimum royalties, advertising and promotional spending are based on a percentage of actual net sales, and are not contractually required if there are no sales.  See Note 8B to the Company’s consolidated financial statements for further discussion of these amounts.

(3)

Consists of guaranteed minimum royalty requirements under our licensing agreements.

Off-Balance Sheet Arrangements

As of March 31, 2005 we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

With the exception of Canada, we sell our products worldwide with all such sales being denominated in United States dollars. As a result, we are not at risk to foreign exchange translation exposure, other than with our Canadian distributor where we assume such risk. We believe a hypothetical 10% change in the exchange rate between the U.S. dollar and Canadian dollar would not have a material effect on our consolidated statement of income. We could, however, be subject to changes in political and economic conditions in many of these countries. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly. During the fiscal years ended March 31, 2005 and 2004, we recorded foreign exchange (losses) gains of $(5,917) and $20,796, respectively, relating to sales/collection activity with our Canadian distributor.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit, when utilized. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity And Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. When borrowing for our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2005 and 2004, the primary source of funds for working capital and other needs was our $20 million line of credit.

The line of credit, which was not utilized as of March 31, 2005, bears interest at a floating rate of prime. We believe hypothetical 10% adverse move in interest rates would not significantly effect future interest expense.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and supplementary data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1 and is incorporated herein by reference.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.

CONTROLS AND PROCEDURES

Parlux Fragrances, Inc.’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective.

There were no changes in the Company’s internal controls or procedures or in other factors during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

OTHER INFORMATION

None.

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

3.

Exhibit Index

2.1

Asset Purchase Agreement, dated June 15, 1994, by and between Fred Hayman Beverly Hills Inc. and the Company (incorporated by reference to Exhibit 1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 1994 and as amended on June 29, 1994 and August 26, 1994)

2.2

Asset Purchase Agreement, dated November 2, 1994, by and between Sanofi Beauté and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the SEC on January 11, 1995 (the “1995” Form 8-K)

3(a)

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 through 3.5 to the Registration Statement on Form S-3 (File No. 33-89806), declared effective on March 13, 1995 and Exhibit 4.6 of Registration Statement on Form S-3, declared effective on October 2, 1996 (File No. 333-11953)

3(b)

By-Laws of the Company (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-3, declared effective on March 13, 1995 (File No. 33-89806)

4.30

Revolving Credit and Security Agreement, dated July 20, 2001, between the Company and GMAC Commercial Credit LLC (“GMACCC”) (incorporated by reference to Exhibit  4.30 to the Company’s Report on Form 8-K, filed with the SEC on July 26, 2001)

4.32

Amendment No. 4 to Revolving Credit and Security Agreement, dated as of January 4, 2005, between the Company and GMACCC (incorporated by reference to Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005 (“the December 31, 2004 Form 10-Q”).

10.1

Stock Option Plan (incorporated by reference to Annex A to the Company’s Preliminary Proxy Statement, filed on August 16, 1996

10.2

Employee Stock Option Plan 2000 (incorporated by reference to Annex “A” to the Company’s Definitive Proxy Statement, filed on August 25, 2000)

10.37

Facility lease agreement, dated June 21, 1995 between the Company and Port 95-2, Ld. (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995)

10.48

Stock Purchase Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc., (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 12, 1999)

10.64

Agreement, dated March 28, 2003, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 30, 2003)

10.66

License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003)

10.67

License Agreement, dated as of June 1, 2004, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 28, 2004 (“the March 31, 2004 Form 10-K”))

10.68

License Agreement, dated September 15, 2004, between the Company and Maria Sharapova (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004)

10.69

License Agreement, dated as of December 8, 2004, between the Company and Andy Roddick. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.69 to the Company’s December 31, 2004 Form 10-Q)

10.70

Asset Purchase Agreement, dated January 6, 2005, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005)

10.71

License Agreement, dated January 26, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005)

14.1

Parlux Fragrances, Inc.’s Code of Business Conduct and Ethics, adopted by the Board of Directors on April 30, 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004)

The following exhibits are attached:

10.72

License Agreement, dated April 6, 2005, between the Company and Gund, Inc.

10.73

License Agreement, dated May 11, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”)

10.74

License Agreement, dated May 13, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”)

10.75

Employment Agreement, with Ilia Lekach, dated as of June 1, 2005

10.76

Employment Agreement, with Frank A. Buttacavoli, dated as of June 1, 2005

10.77

Consulting Agreement, with Cosmix, Inc., dated as of June 1, 2005

10.78

Consulting Agreement, with Cambridge Development Corp., dated as of June 1, 2005

23.1

Consent of Deloitte & Touche LLP, an independent registered public accounting firm

31.1

Certification of Chief Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended

32.2

Certification of Chief Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended

(b)

Reports on Form 8-K

On January 13, 2005, the Company filed a Form 8-K in connection with the acquisition of the exclusive worldwide licensing rights for the XOXO fragrance brand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARLUX FRAGRANCES, INC.
/s/ ILIA LEKACH
Ilia Lekach, Chief Executive Officer, President and Chairman (Principal Executive Officer)

Dated:  July 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ FRANK A. BUTTACAVOLI
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)
/s/ GLENN GOPMAN
Glenn Gopman, Director
/s/ ESTHER EGOZI CHOUKROUN
Esther Egozi Choukroun, Director
/s/ JAYA KADER ZEBEDE
Jaya Kader Zebede, Director
/s/ DAVID STONE
David Stone, Director
/s/ ISAAC LEKACH
Issac Lekach, Director

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the formation set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

June 24, 2005

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,368,904	$654,633
Restricted cash	—	4,162,669
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $2,128,000 and $1,756,000, respectively	6,689,750	2,747,845
Trade receivable from related parties	8,580,093	11,504,472
Income tax receivable	—	231,366
Notes receivable, current portion	—	1,708,511
Inventories	32,676,807	31,561,553
Prepaid expenses and other current assets, net	8,682,608	5,973,937
Investment in affiliate	4,764,073	4,839,693
TOTAL CURRENT ASSETS	73,762,235	63,384,679
Equipment and leasehold improvements, net	927,199	1,079,954
Trademarks and licenses, net	13,202,911	7,944,924
Other	383,629	57,139
TOTAL ASSETS	$88,275,974	$72,466,696
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$—	$170,927
Accounts payable	11,845,483	8,457,127
Income taxes payable	260,848	—
Accrued expenses	1,085,601	876,980
TOTAL CURRENT LIABILITIES	13,191,932	9,505,034
Deferred tax liability	1,703,442	1,721,229
TOTAL LIABILITIES	14,895,374	11,226,263
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and 2004	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,506,115 and 19,191,115 shares issued at March 31, 2005 and 2004, respectively	195,061	191,911
Additional paid-in capital	80,818,158	78,039,205
Retained earnings	20,363,250	9,538,994
Accumulated other comprehensive income	2,655,196	2,696,623
	104,031,665	90,466,733
Less - 10,346,525 and 10,179,695 shares of common stock in treasury, at cost, at March 31, 2005 and 2004, respectively	(30,651,065)	(29,226,300)
TOTAL STOCKHOLDERS' EQUITY	73,380,600	61,240,433
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,275,974	$72,466,696

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2005	2004	2003
Net sales:
Unrelated customers, including licensing fees of $129,500 in 2005 and $18,750 in 2004	$47,449,801	$38,138,631	$50,505,473
Related parties	52,911,180	42,442,078	21,748,226
	100,360,981	80,580,709	72,253,699
Cost of goods sold, including $2,342,483, $2,919,266 and $3,203,485 of promotional items in 2005, 2004 and 2003, respectively:
Unrelated customers	20,371,535	18,607,927	23,515,711
Related parties	25,026,023	21,000,269	12,356,117
	45,397,558	39,608,196	35,871,828
Gross margin	54,963,423	40,972,513	36,381,871
Operating expenses:
Advertising and promotional	18,528,907	12,714,825	14,244,338
Selling and distribution	7,707,435	6,560,973	6,545,221
General and administrative	6,100,017	6,162,926	5,188,592
Depreciation and amortization	1,266,652	1,256,593	1,356,597
Royalties	3,940,471	3,964,567	3,201,834
Total operating expenses	37,543,482	30,659,884	30,536,582
Operating income	17,419,941	10,312,629	5,845,289
Interest income	149,422	196,528	125,039
Interest expense and bank charges	(2,829)	(420,896)	(819,356)
Exchange (loss) gain	(5,917)	20,796	(133)
Litigation settlement, net of expenses	—	—	3,542,083
Income before income taxes	17,560,617	10,109,057	8,692,922
Income taxes provision	(6,736,361)	(3,841,442)	(3,218,463)
Net income	$10,824,256	$6,267,615	$5,474,459
Income per common share:
Basic	$1.20	$0.75	$0.56
Diluted	$1.02	$0.63	$0.54

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 2005, 2004, AND 2003

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Number Issued	Par Value				Number Of Shares	Cost
BALANCE at April 1, 2002	17,993,277	$179,933	$74,011,221	$(2,203,080)	$(1,110,139)	8,017,131	$(22,116,995)	$48,760,940
Comprehensive income:
Net income	—	—	—	5,474,459	—		—	5,474,459
Change in unrealized holding loss on investment in affiliate	—	—	—	—	453,722	—	—	453,722
Foreign currency translation adjustment	—	—	—	—	118	—	—	118
Total comprehensive income	—	—	—	—	—	—	—	5,928,299
Issuance of common stock upon exercise of employee stock options	53,563	535	73,114	—	—	—	—	73,649
Purchase of treasury stock, at cost	—	—	—	—	—	1,476,700	(4,469,593)	(4,469,593)
BALANCE at March 31, 2003	18,046,840	180,468	74,084,335	3,271,379	(656,299)	9,493,831	(26,586,588)	50,293,295
Comprehensive income:
Net income	—	—	—	6,267,615	—		—	6,267,615
Change in unrealized holding gain on investment in affiliate, net of taxes of $126,435	—	—	—	—	3,352,094	—	—	3,352,094
Foreign currency translation adjustment	—	—	—	—	828	—	—	828
Total comprehensive income	—	—	—	—	—	—	—	9,620,537
Issuance of common stock upon exercise of warrants	1,048,000	10,480	1,982,144	—	—	—	—	1,992,624
Issuance of common stock upon exercise of employee stock options	96,275	963	219,317	—	—	—	—	220,280
Tax benefit from exercise of warrants and employee stock options	—	—	1,753,409	—	—	—	—	1,753,409
Purchase of treasury stock, at cost	—	—	—	—	—	685,864	(2,639,712)	(2,639,712)
BALANCE at March 31, 2004	19,191,115	191,911	78,039,205	9,538,994	2,696,623	10,179,695	(29,226,300)	61,240,433
Comprehensive income:
Net income	—	—	—	10,824,256	—	—	—	10,824,256
Change in unrealized holding gain on investment in affiliate, net of taxes of $28,736	—	—	—	—	(46,884)	—	—	(46,884)
Foreign currency translation adjustment	—	—	—	—	5,457	—	—	5,457
Total comprehensive income								10,782,829
Issuance of common stock upon exercise of warrants	305,000	3,050	952,915	—	—	—	—	955,965
Issuance of common stock upon exercise of employee stock options	10,000	100	28,025	—	—	—	—	28,125
Tax benefit from exercise of warrants and employee stock options	—	—	1,798,013	—	—	—	—	1,798,013
Purchase of treasury stock, at cost	—	—	—	—	—	166,830	(1,424,765)	(1,424,765)
BALANCE at March 31, 2005	19,506,115	$195,061	$80,818,158	$20,363,250	$2,655,196	10,346,525	$(30,651,065)	$73,380,600

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$10,824,256	$6,267,615	$5,474,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,266,652	1,256,593	1,356,597
Provision for doubtful accounts	120,000	8,232	200,000
Write-downs of prepaid promotional supplies and inventory	2,129,000	2,290,000	920,000
Deferred income tax provision	121,983	285,671	328,963
Changes in assets and liabilities net of effect of brand licensing/sales and license acquisition:
(Increase) decrease in trade receivables - customers	(4,061,905)	995,493	1,675,952
Decrease in note and trade receivables - related parties	2,924,379	429,480	854,368
Decrease (increase) in income tax receivable	231,366	(231,366)	1,745,401
Increase in inventories	(1,482,377)	(7,100,256)	(2,239,646)
(Increase) decrease in prepaid expenses and other current assets	(3,122,205)	814,117	87,962
(Increase) decrease in other non-current assets	(326,490)	316,527	(304,056)
Increase (decrease) in accounts payable	3,388,356	1,036,722	(2,697,675)
Increase in accrued expenses and income taxes payable	2,267,482	1,168,308	453,395
Total adjustments	3,456,241	1,269,521	2,381,261
Net cash provided by operating activities	14,280,497	7,537,136	7,855,720
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(371,884)	(382,042)	(620,016)
Collections on notes receivable from unrelated parties	1,708,511	1,997,828	—
Cash paid for XOXO license acquisition, including payments on short-term note	(7,459,377)	—	—
Cash received from brand licensing/sales:
Animale	—	—	2,333,333
Fred Hayman	—	—	2,000,000
Bal a Versailles	—	—	200,000
Net cash (used in) provided by investing activities	(6,122,750)	1,615,786	3,913,317
Cash flows from financing activities:
Net withdrawal (deposit) restricted cash	4,162,669	(2,684,828)	(229,364)
Payments - note payable to GMACCC, net	—	(5,444,971)	(6,363,419)
Payments - note payable to Fred Hayman Beverly Hills	(170,927)	(794,418)	(739,023)
Payments - notes payable to Bankers Capital Leasing	—	(27,999)	(163,456)
Net decrease in notes receivable from officer	—	742,884	94,281
Purchases of treasury stock	(1,424,765)	(2,639,712)	(4,469,593)
Proceeds from issuance of common stock, net	984,090	2,212,904	73,649
Net cash provided by (used in) financing activities	3,551,067	(8,636,140)	(11,796,925)
Effect of exchange rate changes on cash	5,457	828	118
Net increase (decrease) in cash and cash equivalents	11,714,271	517,610	(27,770)
Cash and cash equivalents, beginning of year	654,633	137,023	164,793
Cash and cash equivalents, end of year	$12,368,904	$654,633	$137,023

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2005, 2004, AND 2003

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is a manufacturer and distributor of prestige fragrances and beauty related products, on a worldwide basis.

See Note 8(B) for further discussion of recently signed license agreements to manufacture and distribute watches, cosmetics and handbags, purses and other small leather goods, for which sales of all products, except cosmetics, are planned during the fiscal year ending March 31, 2006.

B.

Principles of consolidation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux S.A., a French company (“S.A.”), and Parlux, Ltd. (jointly referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

C.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, reserve for doubtful accounts, sales returns and advertising allowances, inventory obsolescence, periods of depreciation and amortization for trademarks, licenses, and equipment, and the carrying value of intangibles. Actual results could differ from those estimates.

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

E.

Restricted cash

The Company had $4,162,669 of cash on deposit at March 31, 2004 which represents collections on trade accounts receivable pending transfer to its lender, as stipulated in its revolving credit agreement discussed in Note 7.  During April 2004, these funds were released from restriction and transferred into the Company’s operating account since there were no amounts outstanding at March 31, 2004 under the revolving credit facility.

F.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market.  The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $2,456,000 and $2,307,000 at March 31, 2005 and 2004, respectively.

Cost of goods sold includes the cost of inventories discussed above, as well as gift-with-purchase products.

G.

Investment in Affiliate

Investment in Affiliate consists of an investment in common stock of E Com Ventures, Inc. (“ECMV”), the parent company of Perfumania, Inc. (“Perfumania”) (see Note 2).  Such securities are considered available-for-sale and are recorded at fair value. Changes in unrealized gains and losses of the Company’s investment are charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and are included in the accompanying statements of changes in stockholders’ equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings.

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

I.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $542,012, $286,221, and $43,207 for the years ended March 31, 2005, 2004, and 2003, respectively.

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

J.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management’s estimate of fair value. Management does not believe that there are any unrecorded impairment losses as of  March 31, 2005.

K.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are offset against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately  $3,276,000, $2,240,000, and $3,013,000, and have been included in advertising and promotional expenses for the years ended March 31, 2005, 2004, and 2003, respectively (including $50,000 and $35,000 to Perfumania in 2004 and 2003, respectively).

L.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $2,481,000, $2,039,000 and $2,036,000 for the years ended March 31, 2005, 2004 and 2003, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

M.

General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas.

N.

Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to shipping and handling in cost of goods sold.

O.

Research and development costs

Research and product development costs, which amounted to approximately $96,000, $120,000, and $272,000 for the years ended March 31, 2005, 2004 and 2003, respectively, are expensed as incurred.

P.

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

Q.

Foreign currency translation

The Company’s functional currency for its French foreign subsidiary is the local currency (Euro). Other income and expense includes foreign currency gains and losses, which are recognized as incurred.

R.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, notes receivable, accounts payable and borrowings, approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

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

T.

Stock based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the market value of the Company’s  stock at the date of the grant (using the Black-Scholes option-pricing model), over the amount an employee must pay to acquire the stock. No stock-based compensation cost is reflected in the accompanying consolidated statements of income, as all warrants and options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In calculating the potential effect for proforma disclosure, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	(1)	5	5
Interest rate	(1)	3%	3%
Volatility	(1)	70%	70%
Dividend Yield	(1)	—	—

———————

(1)

No stock options or warrants were granted during 2005.

If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company’s net income and income per share would have been as follows:

	For the years ended March 31,
	2005	2004	2003
Net income, as reported	$10,824,256	$6,267,615	$5,474,459

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174,343	265,128	32,611

Pro forma net income	$10,649,913	$6,002,487	$5,441,848
Basic net income per share:
As reported	$1.20	$0.75	$0.56
Proforma	$1.18	$0.72	$0.55
Diluted net income per share:
As reported	$1.02	$0.63	$0.54
Proforma	$1.00	$0.61	$0.53

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption used by the Company continues to be available, but it has not yet completed its assessment of the alternatives. The new standard will be effective for the Company beginning with the fiscal year starting on April 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for each of the three years in the period ended March 31, 2005, using our existing valuation and amortization assumptions.

U.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	2005	2004	2003
Cash paid for:
Interest	$3,862	$424,665	$820,923
Income taxes	$4,324,235	$1,880,325	$853,728

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2005:

•

Change in unrealized holding gain of ($46,884) on the investment in affiliate, net of deferred taxes of $28,736.

•

The Company realized an income tax benefit of $1,798,013 in connection with the exercise of warrants and employee stock options.

Year ended March 31, 2004:

•

The conversion of trade accounts receivable into a subordinated note receivable from Perfumania in the amount of $5,000,000.

•

Change in unrealized holding gain of $3,352,094 on the investment in affiliate, net of deferred taxes of $126,435.

•

The Company realized an income tax benefit of $1,753,409 in connection with the exercise of warrants and employee stock options.

Year ended March 31, 2003:

•

The conversion of trade accounts receivable into a subordinated note receivable from Perfumania in the amount of $3,000,000.

•

Change in unrealized holding loss of $453,722 on the investment in affiliate.

•

The consideration received for the sale of assets relating to the sublicense of the Fred Hayman Beverly Hills brands included an interest-bearing note from the sublicensee, as discussed in Note 8 (C).

•

The consideration received from the sale of the Animale brand and assets related thereto, included an interest-bearing note from the purchaser in the amount of $2,000,000 as discussed in Note 8 (C).

V.

Accumulated Other Comprehensive Income

The balance in accumulated other comprehensive income, and the changes during each of the three years in the period ended March 31, 2005, are as follows:

	Foreign Currency Items	Unrealized Gain (Loss) On Investment in Affiliate	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2002	$(369,058)	$(741,081)	$(1,110,139)
Current period change	118	453,722	453,840
Balance at March 31, 2003	(368,940)	(287,359)	(656,299)
Current period change	828	3,352,094	3,352,922
Balance at March 31, 2004	(368,112)	3,064,735	2,696,623
Current period change	5,457	(46,884)	(41,427)
Balance at March 31, 2005	$(362,655)	$3,017,851	$2,655,196

W.

Segment Information

As of March 31, 2005, the Company operated solely in one segment, the marketing and manufacture of prestige fragrances and beauty related products. See Note 13 for further discussion of our sales to international customers.

2.

RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

The Company had net sales of $35,330,772, $31,964,407, and $12,823,696 during the fiscal years ended March 31, 2005, 2004 and 2003, respectively, to Perfumania, a wholly-owned subsidiary of ECMV, a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is the Company’s largest customer, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 230 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year  relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania appear as net ninety (90) days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $8,566,939 and $10,890,338 at March 31, 2005 and 2004, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (See Note 13 for further discussion of this concentration of credit risk).

On July 1, 1999, Perfumania and the Company’s Board of Directors approved the transfer of 1,512,406 shares of Perfumania treasury stock to the Company in consideration for a partial reduction of the outstanding trade receivable balance in the amount of $4,506,970. The transfer price was based on a per share price of $2.98 ($11.92 post reverse split discussed below), which approximated 90% of the closing price of Perfumania’s common stock for the previous 20 business days. The agreement was consummated on August 31, 1999, and the shares registered in June 2000. Effective February 1, 2000, ECMV was formed as a holding company and accordingly, former Perfumania shareholders now hold common stock in ECMV. During the first quarter of the fiscal year ended March 31, 2002, the Company recorded a non-cash charge to earnings of $2,858,447 which reflected an other-than-temporary decline in value of the investment in affiliate based upon a sustained reduction in the quoted market price of $1.09 per share ($4.36 post reverse split) as of June 30, 2001, compared to the original cost per share of $2.98 ($11.92 post reverse split).

On March 21, 2002, ECMV effected a one-for-four reverse stock split; accordingly, the Company now owns 378,101 shares with a cost basis of $1,648,523 or $4.36 per share.  As of March 31, 2005, the fair market value of the investment in ECMV had increased to $4,764,073 ($12.60 per share after the reverse split).

As of June 24, 2005 the fair market value of the investment in ECMV was $5,539,180 ($14.65) per share after the reverse split).

The following unaudited summarized financial data was obtained from ECMV’s public filings (in 000’s):

	Balance Sheet Data
	January 29, 2005	January 31, 2004
Current assets	$82,025	$65,405
Total assets	$107,817	$92,463
Current liabilities	$79,785	$74,495
Total liabilities	$92,757	$82,241
Stockholders’ Equity	$15,060	$10,222

	Statement of Operations Data For Fiscal Year Ended
	January 29, 2005	January 31, 2004
Net Sales	$225,003	$212,568
Costs and operating expenses	212,501	217,012
Depreciation and amortization	5,875	6,103
Income (loss) from operations	6,627	(10,547)
Net income (loss)	$3,151	$(12,872)

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

In addition to its sales to Perfumania, the Company had net sales of $17,580,408, $10,477,671, and $8,924,530 during the years ended March 31, 2005, 2004, and 2003, respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO. These sales are included as related party sales in the accompanying statements of operations. As of March 31, 2005 and 2004, trade receivables from related parties include $13,154 and $614,134 respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

During the year ended March 31, 2005, the Company purchased $250,500 in television advertising on the “Adrenalina  Show”, which is broadcasted in various U.S. markets and in Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show.

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2005	2004
Finished products	$21,733,452	$18,000,231
Components and packaging material	7,201,610	9,094,932
Raw material	3,741,745	4,466,390
	$32,676,807	$31,561,553

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	March 31,
	2005	2004
Promotional supplies, net	$3,355,789	$3,129,411
Deferred tax assets	1,812,402	1,923,436
Prepaid advertising	1,660,363	484,145
Prepaid royalties	1,022,281	107,000
Other	831,773	329,945
	$8,682,608	$5,973,937

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful lives (in years)
	2005	2004
Molds and equipment	$4,836,393	$6,251,775	3-7
Furniture and fixtures	989,266	915,424	3-5
Leasehold improvements	732,209	658,215	5-7
	6,557,868	7,825,414
Less: accumulated depreciation and amortization	(5,630,669)	(6,745,460)
	$927,199	$1,079,954

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2005, 2004 and 2003 was $724,640, $970,372, and $1,313,390, respectively. There were no amounts subject to capital leases at March 31, 2005 and 2004.

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2005	2004
XOXO	$5,800,000	$—	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	329,106	329,106	5-25
Animale	—	122,965	—
	8,949,467	3,272,432
Less – accumulated amortization	(1,634,806)	(1,215,758)
Subtotal of amortizable intangibles	7,314,661	2,056,674
Perry Ellis	5,888,250	5,888,250	indefinite
	$13,202,911	$7,944,924

Future amortization of licenses and trademarks is as follows (in 000’s):

For the year ending March 31,	Amount
2006	$1,291
2007	1,291
2008	1,291
2009	1,272
2010	1,257
Thereafter	912
$7,314

See Note 8 (B) for further discussion of the XOXO brand and Note 8 (C) for further discussion of the FHBH and Animale brands.

7.

BORROWINGS

The composition of borrowings is as follows:

	March 31, 2005	March 31, 2004
Revolving credit facility payable to GMAC Commercial Credit, interest at LIBOR plus 2.75%, or prime (5.25% at March 31, 2005) .	$—	$—
Note payable to Fred Hayman Beverly Hills (FHBH), collateralized by the acquired licensed trademarks, interest at 7.25%, payable in equal monthly installments of $69,863, including interest, through June 2004	—	170,927
	—	170,927
Less: long-term borrowings	—	—
Short-term borrowings	$—	$170,927

On July 20, 2001, the Company entered into a three-year Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended for an additional year through July 20, 2006. Under the Loan Agreement, the Company is able to borrow, on a revolving basis, depending on the availability of a borrowing base, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at the Company’s option.

At March 31, 2005, based on the borrowing base at that date, availability under the credit line amounted to approximately $17,861,000, none of which was utilized.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at March 31, 2005.

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases its office space and certain equipment under operating leases expiring on various dates through 2007. Total rent expense charged to operations for the years ended March 31, 2005, 2004 and 2003 was approximately $1,080,000, $900,000 and $1,000,000, respectively.

At March 31, 2005, the future minimum annual rental commitments under noncancellable operating leases are as follows (in 000’s):

For the year ending March 31,	Amount
2006	$722
2007	94
2008	64
$880

B.

License and Distribution Agreements:

During the year ended March 31, 2005, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Ocean Pacific (“OP”), Paris Hilton, XOXO, and Jockey.

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

On September 15, 2004, the Company entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period. The Company anticipates that the first fragrance under this agreement will be launched during fall 2005.

As of December 8, 2004, the Company entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement expires on June 30, 2009 and is renewable for an additional three-year period. The Company anticipates that the first fragrance under this agreement will be launched during spring 2006.

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. The Company anticipates that the first watches under this agreement will be launched prior to December 2005.

Under all of these license agreements, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

The Company believes it is presently in compliance with all material obligations under the above agreements. The Company expects to incur continuing obligations for advertising and royalty expense under all of these license agreements. As of March 31, 2005, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000’s):

	Fiscal year ending March 31,
	2006	2007	2008	2009	2010	After
Advertising	$25,633	$32,168	$28,934	$28,085	$25,532	$175
Royalties	$3,729	$4,797	$4,230	$4,429	$2,920	$200

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. The Company anticipates that the first products under this agreement will be launched during fall 2006.

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The Company anticipates that the first cosmetics under this agreement will be launched during fall 2006.

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The Company anticipates that the first products under this agreement will be launched during fall 2006.

C.

Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights to  ANIMALE and LIMOUSINE. In addition during 1994, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company had the rights to license all of these trademarks, other than FHBH, for all classes of  merchandise.

On January 16, 2003, the Company entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and intangibles, relating to the Animale brand for $4,000,000, which closely approximates the brand’s net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004, which was paid in accordance with its terms.

As part of the agreement the Company did not include the inventory of Chaleur d’Animale, the Animale brand’s newest product introduction, and maintained the rights to, and manufactured and distributed this product line on a royalty-free basis, until January 2005, at which time the Company destroyed all remaining inventory (which was not significant) and wrote-off fully amortized intangibles relating to this brand.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000. The initial term of the agreement is for five years, renewable every five years at the sublicensee’s option. As part of the agreement, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004, which was paid in accordance with its terms. As of March 31, 2004, notes receivable in the accompanying consolidated balance sheet of $1,708,511 related entirely to this transaction.

The Sublicense Agreement excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to the new additions for a price equal to our book value, up to $500,000.

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

D.

Employment and Consulting Agreements:

The Company has contracts with certain officers, employees and consultants which expire during March 2009. Minimum commitments under these contracts total approximately $4,575,000, ($1,150,000, $1,075,000, $1,125,000 and $1,225,000 for the fiscal years ended March 31, 2006, 2007, 2008, and 2009, respectively). In addition, warrants to purchase 760,000 shares of common stock at a price of $1.86 were granted to officers and directors during 2002 in connection with their previous contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract starting on March 31, 2004 (end of contract’s initial year), and double in the event of a change in control. As of March 31, 2005, 506,668 of these warrants were vested.

All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E.

Purchase Commitments and Contingencies:

As of March 31, 2005, the Company is contingently liable in the amount of approximately $38 million for purchase orders issued  in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations.  See Note 12 to the consolidated financial statements for further discussion.

9.

INCOME TAXES

The components of the provision for income taxes for each of the years ended March 31 are as follows:

	Years Ended March 31,
	2005	2004	2003
Current taxes:
U.S. federal	$5,803,516	$3,024,049	$2,724,601
U.S. state and local	811,062	531,722	164,899
	6,614,578	3,555,771	2,889,500
Deferred tax	121,983	285,671	328,963
Income tax expense	$6,736,561	$3,841,442	$3,218,463

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Change in valuation allowance	0.0%	0.1%	2.2%
Other	3.3%	2.9%	(0.2)%
	38.3%	38.0%	37.0%

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences are as follows:

	2005	2004
Deferred Tax Assets:
Allowance for doubtful accounts, sales returns and allowances	$604,848	$485,514
State net operating loss carry forwards	—	9,656
Inventory write-downs	1,063,619	1,185,336
Other, net	143,935	242,930
Deferred tax asset	$1,812,402	$1,923,436
Deferred Tax Liabilities:
Depreciation and amortization	$(1,605,743)	$(1,594,794)
Net Deferred Tax Liability on Available-For-Sale Securities
Unrealized gain on investment in affiliate	(97,699)	(126,435)
Deferred tax liability	$(1,703,442)	$(1,721,229)

10.

STOCK OPTION AND OTHER PLANS

In October 1996, the Company’s shareholders ratified the establishment of a new stock option plan (the “1996 Plan”) which reserved 250,000 shares of its common stock for issue thereunder. Only employees who are not officers or directors of the Company shall be eligible to receive options under the 1996 Plan. Options granted under the 1996 Plan were exercisable for five years from the date of grant and vested 25% after each of the first two years, and 50% after the third year.

As of March 31, 2005, and since the inception of the 1996 Plan, options have been granted to purchase 184,137 shares (net of cancellations) at exercise prices ranging from $1.375 to $2.813 per share. Through March 31, 2005, 183,137 options had been exercised and all remaining options were vested. During May 2005, the remaining 1,000 options were exercised.

The following table summarizes the activity for options covered under the 1996 Plan:

	1996 Plan
	Amount	Weighted Average Exercise Price
Balance at April 1, 2002	172,838	$2.26
Granted	—
Exercised	(53,563)	$1.38
Canceled/Expired	(8,550)	$1.38
Balance at March 31, 2003	110,725	$2.40
Granted	—
Exercised	(96,275)	$2.29
Canceled/Expired	(3,450)	$2.10
Balance at March 31, 2004	11,000	$2.81
Granted	—
Exercised	(10,000)	$2.81
Balance at March 31, 2005	1,000	$2.81

In October 2000, the Company’s shareholders ratified the establishment of an additional option plan (the “2000 Plan”) which reserved an additional 250,000 shares of its common stock for issue thereunder with the same expiration and vesting terms as the 1996 Plan. To date, no grants have been made under the 2000 Plan and the shares underlying the options have not been registered.

The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (D):

	Amount
Balance at April 1, 2002	2,266,000	$2.28
Granted	780,000	$1.86
Exercised	—	—
Canceled/Expired	—	—
Balance at March 31, 2003	3,046,000	$2.15
Granted	40,000	$3.60
Exercised	(1,048,000)	$1.90
Canceled/Expired	—	—
Balance at March 31, 2004	2,038,000	$2.32
Exercised	(305,000)	$3.13
Balance at March 31, 2005	1,733,000	$2.18

On February 4, 2004, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 (file number 333-112472) to register 1,306,000 shares of the Company’s common stock on behalf of certain selling shareholders, including 1,270,000 shares of common stock relating to warrants granted prior to 2000. All of the shares are shares issuable, or that have already been issued, upon the exercise of warrants held by the selling shareholders. Although the Company was not entitled to receive any of the proceeds from any subsequent resale of the shares, it would receive approximately $2,800,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on April 26, 2004. As of March 31, 2005, 1,304,000 of these warrants have been exercised and the Company has received proceeds of $2,786,589 (1,048,000 and $1,992,624 as of March 31, 2004).

The following table summarizes information about these options and warrants outstanding at March 31, 2005:

	Options and Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Life	Amount	Weighted Average Exercise Price
$1.86-$2.81	1,717,000	$2.16	6	1,463,668	$2.22
$3.60	15,000	$3.60	3	15,000	$3.60
$8.00	2,000	$8.00	1	2,000	$8.00
	1,734,000	$2.18	7	1,480,668	$2.24

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $57,000, $43,000, and $54,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	2005	2004	2003
Net income	$10,824,256	$6,267,615	$5,474,459
Weighted average number of shares issued	19,294,719	18,092,796	18,011,046
Weighted average number of treasury shares	(10,280,957)	(9,770,006)	(8,161,890)
Weighted average number of shares outstanding used in basic earnings per share calculation	9,013,762	8,322,790	9,849,156
Basic net income per common share	$1.20	$0.75	$0.56
Weighted average number of shares outstanding used in basic earnings per share calculation	9,013,762	8,322,790	9,849,156
Effect of dilutive securities:
Stock options and warrants	1,633,434	1,575,605	330,708
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,647,196	9,898,395	10,179,864
Diluted net income per common share	$1.02	$0.63	$0.54
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	—	16,000	1,171,072
Exercise price	—	$4.56–$8.00	$2.44–$8.00

12.

LEGAL PROCEEDINGS

On December 8, 2003, the Company was served with a complaint (the “Complaint”) filed in the Circuit Court for the Eleventh Judicial Circuit in Miami-Dade County, which was amended on January 26, 2004. The Complaint was a derivative action, in which the nominal plaintiffs, the Macatee Family Limited Partnership and Chatham, Partners I, LP, purported to be suing for the benefit of the Company itself and all of its public shareholders. The Complaint named Parlux Fragrances, Inc. as the nominal defendant and all of the current members of the Board of Directors as the defendants. It sought unspecified damages allegedly arising out of breaches of fiduciary duties in connection with transactions involving the Company and Mr. Ilia Lekach, its Chief Executive Officer or companies in which he had an ownership interest.  The Complaint sought to enjoin the Company from continuing to enter into such transactions, sought payment of costs and fees to Plaintiffs’ counsel and other unstated relief.

The Company and the Board members engaged experienced Florida securities counsel to vigorously defend the action. A Motion to Dismiss was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004 and the Complaint was dismissed, without prejudice. The Court suggested the Plaintiffs serve a demand  upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, but gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004.

On December 8, 2004, Plaintiff’s filed a Motion for an Interim Award of $168,824 in attorneys’ fees and reimbursement of expenses. Plaintiffs also noticed the depositions of three of the Company’s Board members, who agreed and provided dates for their appearances. Plaintiff’s counsel was informed of the rejection of their claim, which the Company believes was without merit.

On December 22, 2004, Plaintiffs filed for voluntary dismissal of the action, without prejudice. No payment was made to the Plaintiffs or Plaintiffs counsel by the Company or the Company’s insurance carrier.

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

On September 25, 2002, the parties entered into a settlement agreement whereby the Company would receive cash consideration of $3,958,000 from the supplier’s insurance carrier, plus an additional $42,564 from the supplier. These funds were received on October 7, 2002, and the suit was dismissed.

The Company has recorded the settlement in the accompanying consolidated statement of income for the year ended March 31, 2003, net of certain expenses as follows:

Proceeds from settlement	$4,000,564
Less expenses directly related to the claim and incurred during the period April 1, 2002 through March 31, 2003:
Legal fees	326,327
Refurbishing costs	132,154
Net litigation settlement recorded	$3,542,083

Refurbishing expenses and legal fees incurred prior to April 1, 2002, were expensed directly to cost of goods sold and general and administrative expenses, respectively.

The above expenses did not include other general and administrative costs such as employee travel in connection with the lawsuit discovery process.

13.

CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:

During the last three fiscal years, the following brands have accounted for 10% or more of the Company’s gross sales:

	2005	2004	2003
PERRY ELLIS	75%	81%	75%
OCEAN PACIFIC	11%	13%	10%
PARIS HILTON	11%	—%	—%

Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables from department and specialty stores in the United States, distributors throughout the world, and Perfumania. To reduce credit risk for trade receivables from unaffiliated parties, the Company performs ongoing evaluations of its customers’ financial condition but does not generally require collateral. Management has established an allowance for doubtful accounts for estimated losses. The allowances for doubtful accounts are considered adequate to cover estimated credit losses.

No unrelated customer accounted for more than 10% of the Company’s net sales during the years ended March 31, 2005 and 2004. During the year ended March 31, 2003, one unrelated customer accounted for approximately 19% of the Company’s net sales.

Revenues from Perfumania represented 35%, 18% and 26% of the Company’s net sales during the years ended March 31, 2005, 2004, and 2003, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania’s financial condition, converts certain trade receivables into subordinated notes receivable. (See Note 2 for a detailed discussion of a previous conversion of trade receivables into notes receivable from Perfumania). During the years ended March 31, 2005, 2004 and 2003, revenues from other related parties represented approximately 18%, 13% and 12%, respectively, of the Company’s net sales, and receivables from these two customers were current in accordance with their sixty (60) or ninety (90) day terms.

As reported in ECMV’s public filings, during May 2004, Perfumania entered into a three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. In addition, ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 29, 2005, reflects a net income of $3.1 million. (See Note 2 for summarized financial data obtained from ECMV’s public filing). Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2005. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Gross sales to unrelated international customers totaled approximately $31,619,000, $28,418,000, and $38,364,000, for the years ended March 31, 2005, 2004 and 2003, respectively. These gross sales by region were as follows (in 000’s):

	Year Ended March 31,
	2005	2004	2003
Latin America	$17,273	$11,343	$10,271
Middle East	4,182	6,066	15,559
Asia/Pacific	3,837	2,810	3,143
Europe	2,170	2,509	2,697
Canada	1,462	2,167	2,669
Caribbean	1,038	2,496	3,259
Duty Free & Other	1,657	1,027	766
	$31,619	$28,418	$38,364

At March 31, 2005 and 2004, trade receivables from foreign customers (all payable in U.S. dollars) amounted to approximately $5,519,000 and, $2,118,000, respectively.

14.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March, 31, 2005 and 2004 (in thousands, except per share amounts).

	Quarter Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
Net sales	$22,961	$22,723	$28,748	$25,928
Gross margin	11,270	11,404	16,053	16,236
Net income	2,190	2,375	2,868	3,391
Income per common share:
Basic	$0.24	$0.26	$0.32	$0.37
Diluted	$0.21	$0.23	$0.27	$0.32

	Quarter Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Net sales	$16,942	$18,253	$25,764	$19,622
Gross margin	8,046	8,792	12,809	11,326
Net income	717	1,402	1,687	2,462
Income per common share:
Basic	$0.08	$0.17	$0.21	$0.30
Diluted	$0.08	$0.15	$0.18	$0.24

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Net Deductions	Balance at end of period
Year ended March 31, 2005
Reserves for:
Doubtful accounts	$235,198	$120,000	$155,855	$199,343
Sales returns	758,487	3,561,399	3,560,068	759,818
Demonstration and co-op advertising allowances	761,842	3,275,595	2,868,593	1,168,844
	$1,755,527	$6,956,994	$6,584,516	$2,128,005

Year ended March 31, 2004
Reserves for:
Doubtful accounts	$312,425	$8,232	$85,459	$235,198
Sales returns	600,686	2,660,459	2,502,658	758,487
Demonstration and co-op advertising allowances	820,448	3,216,600	3,275,206	761,842
	$1,733,559	$5,885,291	$5,863,323	$1,755,527

Year ended March 31, 2003
Reserves for:
Doubtful accounts	$103,470	$200,000	$(8,955)	$312,425
Sales returns	648,236	4,534,429	4,581,979	600,686
Demonstration and co-op advertising allowances	678,649	4,313,357	4,171,558	820,448
	$1,430,355	$9,047,786	$8,744,582	$1,733,559