Form 10-Q
period 2005-06-30
PARLUX FRAGRANCES INC
filed 2005-08-15
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-Q

______________

( Mark One )

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    JUNE 30, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:     0-15491

______________

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

______________

DELAWARE	22-2562955
( State or other jurisdiction of incorporation or organization )	( IRS employer identification no. )

3725 S.W. 30th Avenue, Ft. Lauderdale, FL 33312

(Address of principal executive offices) (Zip code)

954-316-9008

(Registrant’s telephone number, including area code)

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

As of August 12, 2005, 8,943,318 shares of the issuer’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 8 to 17

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We may periodically release forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including those in this Form 10-Q, involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or our achievements, or our industry, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, future trends in sales, our ability to introduce new products in a cost-effective manner, and collectability of trade receivables from related parties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release the result of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Developments

On July 22, 2005, we finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase certain real property in Sunrise, Florida (approximately ten miles from our current office and distribution center location in Fort Lauderdale), for $14 million. The property, which would be used as our corporate headquarters and distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. The purchase price will also include certain office furniture and warehouse packing and conveyor systems.

At signing, we paid a deposit of $1 million, refundable only if the current tenant does not vacate the premises by November 30, 2005, or the seller does not comply with certain covenants. We anticipate closing on the purchase during December 2005, which would allow us to consolidate our present three South Florida warehouse locations.

On July 11, 2005, the Company announced that it had retained Citigroup Global Markets Inc. and Oppenheimer and Co. as financial advisors to explore strategic alternatives to enhance shareholder value, including the possible sale of the Company. The Company does not expect to disclose developments unless and until its Board of Directors has approved a definite transaction, and there can be no assurance that this process will result in any specific transaction.

During May 2005, we entered into exclusive worldwide license agreements with Paris Hilton Entertainment, Inc. to develop, manufacture and market a line of cosmetics and a line of handbags, purses, wallets, and other small leather goods under the Paris Hilton name. The initial term of the agreements continue through January 10, 2011, and are renewable for an additional five-year period. The Company currently manufactures and distributes Paris Hilton fragrances, and in January 2005, signed an exclusive license agreement for watches.

During April 2005, we entered into a worldwide license agreement with Gund Inc. to develop, manufacture and distribute children’s fragrances and related products under the “babyGund” trademark. The initial term of the agreement continues through June 30, 2010, and is renewable for an additional two years if certain sales levels are met.

Under all of these license agreements, we must pay a fixed royalty percentage and spend minimum amounts for advertising based on sales volume.

No other material change in our contractual obligations, outside the ordinary course of business, has occurred during the periods covered by this report.

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and notes. This discussion and analysis should be read in conjunction with such condensed consolidated financial statements and notes.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2005 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in these critical accounting policies, nor has it made any material change in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. The new standard will be effective for us beginning with the quarter ending June 30, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option we will select. See note B to the accompanying condensed consolidated financial statements for the pro forma effect for the three months ended June 30, 2005 and 2004, using our existing valuation and amortization assumptions.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, either positively or negatively, based on a single event. We believe this pattern will continue. If one or more of our new product introductions would be unsuccessful, or the appeal of the celebrity would diminish, it could result in a reduction in profitability and operating cash flows.

Results of Operations

Comparison of the three-month period ended June 30, 2005 with the three-month period ended June 30, 2004.

During the quarter ended June 30, 2005, net sales increased 47% to $33,817,329 as compared to $22,961,203 for the same period for the prior year. The increase is mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, generating $9,328,436 in gross sales during the current quarter; (2) the initial shipment of GUESS? women’s fragrance to certain U.S. department stores during June 2005, which resulted in $1,066,436 in gross sales; (3) the introduction of “360 White” for men and women under the Perry Ellis line of fragrances which resulted in a 10% increase in total sales of Perry Ellis fragrance brands, from $19,288,625 to $21,447,031; and (4) $738,728 in gross sales of XOXO brand products, which license was acquired during January 2005. The increase was partially offset by a $2,249,763 reduction in gross sales of Ocean Pacific (“OP”) brand products, as no major launches were introduced during the current period pending strategic direction from OP’s new owner, Warnaco, who acquired the OP brand during 2005.

Net sales to unrelated customers increased 113% to $19,402,059, compared to $9,105,652 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above, offset by the reduction in OP brand sales. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 4% to $14,415,270 compared to $13,855,551 for the same period in the prior year mainly as a result of $2,255,195 of Paris Hilton brand sales offset by a reduction of $1,454,111 in OP brand sales. We expect that sales increases for the rest of the fiscal year ending March 31, 2006 to unrelated customers will continue to outpace those of related customers with the continued roll out of our Paris Hilton fragrance products, and the launch of the GUESS? fragrance which will initially be sold mainly to unrelated customers.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

Our overall cost of goods sold decreased as a percentage of net sales to 43% for the quarter ended June 30, 2005 compared to 51% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 41% and 44%, respectively, for the current period, as compared to 53% and 50%, respectively, for the same period in the prior year. The significant improvement in cost of goods is due primarily to the shipment of Paris Hilton and GUESS? to unrelated parties, including U.S. department stores, where margins are significantly higher. As noted below, these improved margins were partially offset by increased in-store advertising and promotional spending, both of which we expect to continue during the launch period. In addition, the prior year quarter included a higher percentage of value sets being sold. Value sets, which include multiple products, have a higher cost of goods compared to basic stock items.

Operating expenses increased by 71% compared to the same period in the prior year from $7,774,982 to $13,325,692, increasing as a percentage of net sales from 34% to 39%. However, individual components of our operating expenses experienced more significant changes as we invested in support of our new product launches. Advertising and promotional expenses more than doubled to $7,417,042, compared to $3,405,295 in the prior year period, increasing as a percentage of net sales from 15% to 22%. The current year period includes approximately $4,300,000 of promotional costs for the continued roll out of  Paris Hilton fragrances for women and men. Selling and distribution costs increased 33% to $2,256,101 compared to $1,692,625 in the prior year period, but remained relatively constant at 7% of net sales. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 3% compared to prior year, from $1,566,221 to $1,617,124, while decreasing as a percentage of net sales from 7% to 5% resulting from the relatively fixed nature of these costs and our expense controls. Depreciation and amortization nearly doubled during the current period from $249,049 to $488,909. Amortization of intangibles of approximately $263,000 relating to the January 2005 XOXO license acquisition (See Note D to the condensed consolidated financial statements for further discussion) were offset by a reduction in depreciation for certain fully depreciated equipment. Royalties increased by 79% in the current period, increasing from 4% to 5% of net sales due to minimum royalty requirements under the XOXO license.

As a result of the above factors, operating income increased to $6,098,155 or 18% of net sales for the current period, compared to $3,495,755 or 15% of net sales for the same period in the prior year. Net interest income was $49,626 in the current period as compared to $36,248 for the same period in the prior year. The increase reflects increased cash on deposit as compared to the prior year.

Income before taxes for the current period was $6,147,781 compared to $3,532,003 in the same period for the prior year. Giving effect to the tax provision, which reflects an effective rate of 38%, we earned net income of $3,811,623 or 11% of net sales for the current period compared to $2,189,842 or 10% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $61,213,924 as of June 30, 2005, compared to $60,570,303 at March 31, 2005, primarily as a result of the current period’s net income offset by the purchase of treasury stock discussed below.

During the three months ended June 30, 2005, net cash used in operating activities was $2,119,947 compared to $2,387,446 provided by operating activities during the prior year comparable period.  The decrease was mainly attributable to the increase in trade receivables from unrelated customers and inventory to support the Paris Hilton and GUESS brands.

Net cash provided by investing activities decreased from $4,549,268 to a use of ($12,932) in the current period, due to the release of approximately $4,162,669 in restricted cash resulting from our full pay down on our line of credit in the prior period, collection of $501,174 of notes receivable from unrelated parties in accordance with their terms, during the prior period, and a lesser amount of equipment was purchased during the current period.

Net cash used in financing activities was $3,874,982 compared to $37,052 in the prior year comparable period. The increase was attributable to the purchase of $3,877,795 in treasury stock during the current period.

As of June 30, 2005 and 2004, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

	June 30,
	2005	2004
Trade accounts receivable:
Unrelated (1)	62	39
Related	74	92
Total	67	71
Inventories	97	132

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $2,990,000 and $2,011,000 in 2005 and 2004, respectively.

The increase in the number of days from 2004 to 2005 for unrelated customers is mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days. Based on current circumstances, we anticipate the number of days for the unrelated customer group to range between 60 to 70 days.

During prior periods, the number of days sales in trade receivables from related parties have exceeded those of unrelated customers, due mainly to the seasonal cash flow of Perfumania, Inc. (“Perfumania”) (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). There has been a significant improvement in the days outstanding as a result of Perfumania’s increased borrowing capability and improved profitability as indicated in published information.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit, we often produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2005, and the decrease in number of days, is attributable to the 47% increase in sales for the comparable three-month period, which resulted in a 23% increase in cost of goods sold, while inventories only increased by 10% during the current three-month period.

As of December 31, 2002, we had repurchased, under all phases of our common stock buy-back program, a total of 8,017,131 shares at a cost of $22,116,995. On February 6, 2003, we received approval from our lender to purchase an additional 2,500,000 shares not to exceed $7,500,000, which was ratified on February 14, 2003, by our Board of Directors (the “Board”). As of March 31, 2004, we had repurchased, in the open market, an additional 2,162,564 shares at a cost of $7,109,305 under this approval.

On August 6, 2004, the Board approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of June 30, 2005, we have repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through June 30, 2005.

On July 20, 2001, we entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 3.75% or the Bank of New York’s prime rate, at our option.

At June 30, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000, none of which was utilized.

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

As of June 30, 2005, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital expenditures other than for the purchase of real property discussed in “Recent Developments”.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2005, there have been no material changes in the information about the Company’s market risks as of March 31, 2005, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Item 4.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following chart outlines the Company’s repurchases of its common stock during the quarter ended June 30, 2005, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1
4/1/2005-4/30/2005	117,164	$19.03	117,164	$4,652,000
Month #2
5/1/2005-
5/31/2005	100,108	$16.46	100,108	$3,004,000

———————

(1)

Purchased in accordance with the Company’s common stock buy-back program announced on August 6, 2004. See page 5 of “Liquidity And Capital Resources” for further discussion.

(2)

Represents the remaining amount approved by the Company’s lender for repurchase of common stock. On August 16, 2004, the Company received approval to repurchase up to $8 million in share value.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibit #

Description

10.79

Agreement for the Purchase and Sale of Real Property, dated July 15, 2005, between the Company and SGII Ltd.

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

32.1

Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2005.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,360,163	$12,368,904
Trade receivables, net of allowance for doubtful accounts,
sales returns and advertising allowances of approximately
$2,990,000 and $2,128,000, respectively	10,138,066	6,689,750
Trade receivable from related parties	11,644,067	8,580,093
Inventories	36,064,979	32,676,807
Prepaid expenses and other current assets, net	10,398,348	8,682,608
Investment in affiliate	5,009,838	4,764,073
TOTAL CURRENT ASSETS	79,615,461	73,762,235
Equipment and leasehold improvements, net	773,015	927,199
Trademarks and licenses, net	12,881,118	13,202,911
Other	397,511	383,629
TOTAL ASSETS	$93,667,105	$88,275,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$—	$—
Accounts payable	14,957,156	11,845,483
Income taxes payable	2,458,834	260,848
Accrued expenses	985,547	1,085,601
TOTAL CURRENT LIABILITIES	18,401,537	13,191,932
Deferred tax liability	1,796,833	1,703,442
TOTAL LIABILITIES	20,198,370	14,895,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
no shares issued and outstanding at June 30, 2005 and March 31, 2005	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized,
19,507,115 and 19,506,115 shares issued at June 30, 2005
and March 31, 2005, respectively	195,071	195,061
Additional paid-in capital	80,820,961	80,818,158
Retained earnings	24,174,873	20,363,250
Accumulated other comprehensive income	2,806,690	2,655,196
	107,997,595	104,031,665
Less - 10,563,797 and 10,346,525 shares of common stock in treasury,
at cost, at June 30, 2005 and March 31, 2005, respectively	(34,528,860)	(30,651,065)
TOTAL STOCKHOLDERS’ EQUITY	73,468,735	73,380,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,667,105	$88,275,974

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales:
Unrelated customers, including licensing fees	$19,402,059	$9,105,652
of $18,750 in 2005 and 2004
Related parties	14,415,270	13,855,551
	33,817,329	22,961,203
Cost of goods sold, including $1,260,591 and $661,116 of promotional items in 2005 and 2004, respectively
Unrelated customers	7,995,412	4,818,403
Related parties	6,398,070	6,872,063
	14,393,482	11,690,466

Gross margin	19,423,847	11,270,737

Operating expenses:
Advertising and promotional	7,417,042	3,405,295
Selling and distribution	2,256,101	1,692,625
General and administrative	1,617,124	1,566,221
Depreciation and amortization	488,909	249,049
Royalties	1,546,516	861,792

Total operating expenses	13,325,692	7,774,982

Operating income	6,098,155	3,495,755

Interest income	49,702	38,370
Interest expense and bank charges	(76)	(2,122)

Income before income taxes	6,147,781	3,532,003

Income taxes provision	(2,336,158)	(1,342,161)

Net income	$3,811,623	$2,189,842

Income per common share:
Basic	$0.42	$0.24
Diluted	$0.36	$0.21

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2005

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) (Income)	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at April 1, 2005	19,506,115	$195,061	$80,818,158	$20,363,250	$2,655,196	10,346,525	$(30,651,065)	$73,380,600

Comprehensive income:
Net income	—	—	—	3,811,623	—	—	—	3,811,623
Change in unrealized holding gain on investment in affiliate, net of taxes of $93,391	—	—	—	—	152,374	—	—	152,374
Foreign currency translation adjustment	—	—	—	—	(880)	—	—	(880)
Total comprehensive income	—	—	—	—	—	—	—	3,963,117
Issuance of common stock upon exercise of employee stock option	1,000	10	2,803	—	—	—	—	2,813
Purchase of treasury stock, at cost						217,272	(3,877,795)	(3,877,795)

BALANCE at June 30 2005	19,507,115	$195,071	$80,820,961	$24,174,873	$2,806,690	10,563,797	$(34,528,860)	$73,468,735

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2005	2005
Cash flows from operating activities:
Net income	$3,811,623	$2,189,842

Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization	488,909	249,049
Provision for doubtful accounts	45,000	30,000
Write-downs of prepaid promotional supplies and inventories	180,000	655,000
Changes in assets and liabilities:
(Increase) decrease in trade receivables - customers	(3,493,316)	801,817
Increase in note and trade receivables - related parties	(3,063,974)	(2,568,426)
Increase in inventories	(3,523,172)	(2,366,989)
Increase in prepaid expenses and other current assets	(1,760,740)	(594,899)
Increase in other non-current assets	(13,882)	(23,222)
Increase in accounts payable	3,111,673	1,777,727
Increase in accrued expenses and income taxes payable	2,097,932	2,237,547

Total adjustments	(5,931,570)	197,604

Net cash (used in) provided by operating activities	(2,119,947)	2,387,446

Cash flows from investing activities:
Net decrease in restricted cash	—	4,162,669
Purchases of equipment and leasehold improvements	(12,932)	(114,575)
Collections on notes receivable from unrelated parties	—	501,174

Net cash (used in) provided by investing activities	(12,932)	4,549,268

Cash flows used in financing activities:
Payments - note payable to Fred Hayman Beverly Hills	—	(170,927)
Purchases of treasury stock	(3,877,795)	—
Proceeds from issuance of common stock, net	2,813	133,875

Net cash used in by financing activities	(3,874,982)	(37,052)

Effect of exchange rate changes on cash	(880)	(13)

Net (decrease) increase in cash and cash equivalents	(6,008,741)	6,899,649
Cash and cash equivalents, beginning of period	12,368,904	654,633

Cash and cash equivalents, end of period	$6,360,163	$7,554,282

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

In the accompanying unaudited condensed consolidated statement of cash flows for the three months ended June 30, 2004, the Company changed the classification of the net decrease in restricted cash balance to present such changes as an investing activity. The Company previously presented such changes as a financing activity. This change resulted in a $4,162,669 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 as filed with the SEC on July 8, 2005.

B.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant (using the Black-Scholes option-pricing model), over the amount an employee must pay to acquire the stock. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of income, as all warrants and options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Account Standard No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation” to stock-based compensation:

	For the three months ended June 30,
	2005	2004
Net income, as reported	$3,811,623	$2,189,842
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	43,586
Pro forma net income	$3,768,037	$2,146,256
Basic net income per share:
As reported	$0.42	$0.24
Proforma	$0.42	$0.24
Diluted net income per share:
As reported	$0.36	$0.21
Proforma	$0.36	$0.20

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption used by the Company continue to be available, but it has not yet completed its assessment of the alternatives. The new standard will be effective for the Company beginning with the quarter ending June 30, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the three months ended June 30, 2005 and 2004, using our existing valuation and amortization assumptions.

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	June 30, 2005	March 31, 2005
Finished products	$21,038,848	$21,733,452
Components and packaging material	9,719,736	7,201,610
Raw material	5,306,395	3,741,745
	$36,064,979	$32,676,807

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $1,963,000 and $2,456,000 at June 30, 2005 and March 31, 2005, respectively.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2005	March 31, 2005	Estimated Life (in years)
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	329,106	329,106	5-25
	8,949,467	8,949,467
Less – accumulated amortization	(1,956,599)	(1,634,806)
Subtotal of amortizable intangibles	6,992,868	7,314,661
Perry Ellis	5,888,250	5,888,250	indefinite
	$12,881,118	$13,202,911

Effective January 6, 2005, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Victory has previously entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory in December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. Similar to the Company’s other license agreements, the Fragrance License requires the payment of a fixed royalty percentage and minimum spending amounts for advertising based on sales volume.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense is for five years, renewable every five years at the sublicensee’s option. As part of the Sublicense, the Company sold the inventory, promotional materials and molds relating to FHBH for its approximate book value. At closing, the purchaser paid $2,000,000 in cash and provided a promissory note due in twelve monthly installments of approximately $170,000, plus interest at prime plus 1%, commencing January 2004, which was paid in accordance with its terms.

The Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand. Such rights, as well as the rights to any other new FHBH fragrance additions, were to transfer to the sublicensee after twelve (12) months from the date of launch. The sublicensee would have been required to purchase the inventory and promotional materials relating to the new fragrance additions for a price equal to its book value, up to $500,000.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to “273 Indigo”, and the Company may continue to manufacture and distribute “273 Indigo” products.

E.

Borrowings - Banks

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR or the Bank of New York’s prime rate (5.75% at June 30, 2005), at the Company’s option.

At June 30, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000. None of the credit line was utilized, at June 30, 2005 or March 31, 2005.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at June 30, 2005.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

F.

Related Parties Transactions

The Company had net sales of $6,198,381 and $10,634,879 during the three-month periods ended June 30, 2005 and 2004, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is the Company’s largest customer, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in over 230 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year  relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania appear as net ninety (90) days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $10,474,441 and $8,566,939 at June 30, 2005 and March 31, 2005, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.

As reported in ECMV’s public filings, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. In addition, ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 29, 2005, reflects a net income of $3.1 million. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of June 30 or March 31, 2005. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying condensed consolidated balance sheets. As of June 30, 2005, the fair market value of the investment was $5,009,838 or $13.25 per share ($4,764,073 or $12.60 per share as of March 31, 2005), based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reflected as an other-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

In addition to Perfumania, during the three months ended June 30, 2005 and 2004, the Company had net sales of $8,216,889 and $3,220,672, respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO, including a distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of June 30, 2005 and March 31, 2005, trade receivables from related parties include $1,169,626 and $13,154, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

During the three months ended June 30, 2005 and 2004, the Company purchased $84,300 and $20,000, respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended June 30,
	2005	2004
Net income	$3,811,623	$2,189,842

Weighted average number of shares issued	19,506,686	19,216,104
Weighted average number of treasury shares	(10,503,301)	(10,179,695)
Weighted average number of shares outstanding used in basic earnings per share calculation	9,003,385	9,036,409
Basic net income per common share	$0.42	$0.24
Weighted average number of shares outstanding used in basic earnings per share calculation	9,003,385	9,036,409
Effect of dilutive securities:
Stock options and warrants	1,565,696	1,528,395
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,569,081	10,564,804
Diluted net income per common share	$0.36	$0.21

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three-months ended June 30,
	2005	2004
Cash paid for:
Interest	$76	$3,007
Income taxes	$138,252	$166,848

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2005:

•

Change in unrealized holding gain of $152,374 on the investment in affiliate, net of deferred taxes of $93,391.

Three months ended June 30, 2004:

•

Change in unrealized holding gain of ($1,306,568) on the investment in affiliate, net of deferred taxes of $126,435.

I.

Income Taxes

The provision for income taxes for the periods ended June 30, 2005 and 2004 reflects an effective tax rate of approximately 38%.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

J.

License and Distribution Agreements

As of June 30, 2005 and March 31, 2005, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova and Andy Roddick.

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

Similar to the Company’s other license agreements, the new license agreements require payment of a fixed royalty percentage and spending of minimum amounts for advertising based on sales volume.

K.

Legal Proceedings

There are no proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company’s financial position or results of operations.

L.

Subsequent Event

On July 15, 2005, the Company entered into a preliminary agreement with SGII, Ltd. (an unrelated Florida limited partnership), for the purchase and sale of certain real property in Sunrise, Florida for $14 million. The property, which would be used as the Company’s corporate headquarters and distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. The Company provided a $60,000 refundable deposit, subject to completion of certain due diligence no later than July 22, 2005.

On July 22, 2005, the Company and SGII Ltd. reached a final agreement. The Company then paid an additional deposit of $940,000, which, along with the previous $60,000 deposit, is refundable only if the current tenant does not vacate the premises by November 30, 2005, or if the seller does not comply with certain covenants and conditions.

At present, the Company anticipates closing on the purchase during December 2005, with funding for the most part, being obtained through a long-term mortgage.

*   *  *  *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.
By:	/s/ ILIA LEKACH
Ilia Lekach, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Frank A. Buttacavoli
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)

Date:    August 15, 2005