Form 10-Q
period 2005-09-30
PARLUX FRAGRANCES INC
filed 2005-11-15
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-Q

______________

( Mark One )

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2005

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

(Address of principal executive offices) (Zip code )

954-316-9008

Registrant’s telephone number, including area code

N/A

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

As of November 14, 2005, 8,948,318 shares of the issuer’s common stock were outstanding.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 11 to 21

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

Recent Developments

On October 24, 2005, Hurricane Wilma crossed land in South Florida, causing damage and power outages throughout the region. Our corporate headquarters and main distribution facility, located in Fort Lauderdale, Florida, experienced minimal physical damage. Electric power was out for a few days which hampered computer and telephone communications and full-scale operations resumed October 31, 2005. During the outage, we continued to ship holiday sets to U.S. department store customers directly from a third party distribution company, as we had been doing prior to the storm, and our retail customers assisted us by extending shipping dates. Delays in the supply chain and distribution function have not been significant and we expect to meet our holiday selling period commitments. We cannot anticipate how retail sell-through may be affected by this occurrence, if at all.

On July 22, 2005, we finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase for $14 million certain real property in Sunrise, Florida (approximately ten miles from our current office and distribution center location in Fort Lauderdale). The property, which we intend to use as our corporate headquarters and distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. The purchase price includes certain office furniture and warehouse packing and conveyor systems.

At signing, we paid a deposit of $1 million, refundable if the current tenant does not vacate the premises by November 30, 2005, or the seller does not comply with certain covenants. We have entered into a loan commitment with GE Commercial Finance for a fifteen (15) year conventional mortgage at a fixed interest rate of 5.87%, under which we anticipate borrowing between $12 and $13 million. We anticipate closing on the purchase during December 2005, and we expect to consolidate our present three South Florida warehouse locations by Summer 2006.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. The new standard will be effective for us beginning with the quarter ending June 30, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have not yet concluded on which transition option we will select. See note B to the accompanying condensed consolidated financial statements for the pro forma effect for the three and six months ended September 30, 2005 and 2004, using our existing valuation and amortization assumptions.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. We believe this pattern will continue. If one or more of our new product introductions were to be unsuccessful, or the appeal of the celebrity were to diminish, it could result in a reduction in profitability and operating cash flows.

Results of Operations

Comparison of the three-month period ended September 30, 2005 with the three-month period ended September 30, 2004.

During the quarter ended September 30, 2005, net sales increased 73% to $39,328,298 as compared to $22,723,357 for the same period for the prior year. The increase is mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the initial shipment in September 2005 of the second Paris Hilton fragrance for women, “Just Me”, generating $14,847,230 in gross sales for the entire brand during the current quarter; (2) the continued rollout of GUESS? women’s fragrance which commenced shipping during June 2005, resulting in $5,433,179 in gross sales; (3) the initial shipments in September 2005 of Maria Sharapova women’s fragrance, which provided gross sales of $543,422; and (4) $439,571 in gross sales of XOXO brand products, which license was acquired during January 2005. The increase was partially offset by a $2,945,685 reduction in gross sales of Perry Ellis brand products as the next major launch is not anticipated until Summer 2006, and a $799,106 reduction in gross sales of Ocean Pacific (“OP”) brand products, since no major launches were introduced during the current period pending strategic direction from OP’s new owner, Warnaco, who acquired the OP brand during 2005.

Net sales to unrelated customers tripled to $23,860,794, compared to $7,931,474 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above, offset by the reduction in OP brand sales. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 5% to $15,467,504 compared to $14,791,883 for the same period in the prior year, mainly as a result of $3,943,559 of Paris Hilton brand sales offset by a reduction of $3,747,049 in Perry Ellis brand sales. We expect that sales growth to unrelated customers for the rest of the fiscal year ending March 31, 2006 will continue to outpace those of related customers due to the continued roll out of our Paris Hilton and GUESS? fragrance products which will initially have a higher percentage of sales to unrelated customers.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our approach of allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

Our overall cost of goods sold decreased as a percentage of net sales to 43% for the quarter ended September 30, 2005 compared to 50% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 42% and 45%, respectively, for the current period, as compared to 49% and 50%, respectively, for the same period in the prior year. The significant reduction in cost of goods as a percentage of net sales was due primarily to the shipment of Paris Hilton and GUESS? products to unrelated parties, including U.S. department stores, where our margins are significantly higher. As noted below, these improved margins were partially offset by increased in-store advertising and promotional spending, both of which we expect to continue during the upcoming holiday season and for the remainder of the international and domestic rollouts. In addition, the prior year quarter included a higher percentage of value sets being sold, which include multiple products and have a higher cost of goods compared to basic stock items.

Operating expenses increased by 97% compared to the same period in the prior year from $7,600,417 to $15,001,410, increasing as a percentage of net sales from 33% to 38%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses more than doubled to $8,642,308, compared to $3,373,558 in the prior year period, increasing as a percentage of net sales from 15% to 22%. The current year period includes approximately $3,482,000 and $3,882,000 of promotional costs for the continued roll out of Paris Hilton fragrances for women and men and the launch of the GUESS? women’s fragrance in U.S. department stores, respectively, which substantially exceed required promotional spending under these two license agreements. Selling and distribution costs increased 34% to $2,251,891 compared to $1,682,724 in the prior year period, decreasing as a percentage of net sales from 7% to 6%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 22% compared to prior year, from $1,480,223 to $1,802,618, while decreasing as a percentage of net sales from 7% to 5%. The increase was mainly attributable to increases in health and property insurance, coupled with personnel additions in package development, quality assurance and production planning. Depreciation and amortization nearly doubled during the current period from $245,997 to $484,331. Amortization of intangibles of approximately $263,000 relating to the January 2005 XOXO license acquisition (See Note D to the condensed consolidated financial statements for further discussion) were offset by a reduction in depreciation for certain fully depreciated equipment. Royalties increased by 123% in the current period, increasing from 4% to 5% of net sales, in a line with the royalty requirements for the current sales mix.

As a result of the above factors, operating income increased to $7,243,441 or 18% of net sales for the current period, compared to $3,803,497 or 17% of net sales for the same period in the prior year. Net interest expense was $82,362 in the current period as compared to net interest income of $28,715 for the same period in the prior year, the result of using our line of credit to finance increases in receivables and inventory to support sales growth.

Income before taxes for the current period was $7,161,079 compared to $3,832,212 in the same period for the prior year. Giving effect to the tax provision, which reflects an effective rate of 38%, we earned net income of $4,439,870 or 11% of net sales for the current period compared to $2,375,971 or 10% of net sales in the comparable period of the prior year.

Comparison of the six-month period ended September 30, 2005 with the six-month period ended September 30, 2004.

During the six months ended September 30, 2005, net sales increased 60% to $73,145,627 as compared to $45,684,560 for the same period for the prior year. The increase was mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the initial shipment in September 2005 of the second Paris Hilton fragrance for women, “Just Me”, generating $24,175,666 in gross sales for the entire brand during the current six-month period; (2) the launch of GUESS? women’s fragrance during June 2005, which resulted in $6,499,616 in gross sales; (3) $1,178,299 in gross sales of XOXO brand products, which license was acquired during January 2005; and (4) the initial shipments in September 2005 of Maria Sharapova women’s fragrance, which provided gross sales of $543,422. The increase was partially offset by a $3,048,869 reduction in gross sales of Ocean Pacific (“OP”) brand products, and a $787,279 reduction in gross sales of Perry Ellis brand products.

Net sales to unrelated customers increased 154% to $43,262,853, compared to $17,037,126 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above, offset by the reduction in OP brand sales. Sales to related parties increased 4% to $29,882,774 compared to $28,647,434 for the same period in the prior year mainly as a result of $6,198,753 of Paris Hilton brand sales offset by a reductions of $4,019,781 and $1,405,787 in Perry Ellis and OP brand sales, respectively. We expect that sales growth to unrelated customers for the rest of the fiscal year ending March 31, 2006 will continue to outpace those of related customers with the continued roll out of our Paris Hilton and GUESS? fragrance products, which will initially have a higher percentage of sale to unrelated customers.

Our overall cost of goods sold decreased as a percentage of net sales to 43% for the six months ended September 30, 2005 compared to 50% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 42% and 45%, respectively, for the current period, as compared to 51% and 50%, respectively, for the same period in the prior year. The significant reduction in cost of goods as a percentage of net sales is due primarily to the shipment of Paris Hilton and GUESS? products to unrelated parties, including U.S. department stores, where our margins are significantly higher. As noted below, these improved margins were partially offset by increased in-store advertising and promotional spending, both of which we expect to continue during the launch period. In addition, the prior year period included a higher percentage of value sets being sold, which include multiple products, and have a higher cost of goods compared to basic stock items.

Operating expenses increased by 84% compared to the same period in the prior year from $15,375,399 to $28,327,102, increasing as a percentage of net sales from 34% to 39%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses increased 137% to $16,059,350, compared to $6,778,853 in the prior year period, increasing as a percentage of net sales from 15% to 22%. The current year period includes approximately $7,779,000 and $4,101,000 of promotional costs for the continued roll out of Paris Hilton fragrances for women and men and the GUESS? women’s fragrance launch, respectively, which substantially exceed required promotional spending under these two license agreements. Selling and distribution costs increased 34% to $4,507,992 compared to $3,375,349 in the prior year period, decreasing as a percentage of net sales from 7% to 6%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 12% compared to prior year, from $3,046,444 to $3,419,742, while decreasing as a percentage of net sales from 7% to 5%. The increase was mainly attributable to increases in health and property insurance, coupled with personnel additions in package development, quality assurance and production planning. Depreciation and amortization nearly doubled during the current period from $495,046 to $973,240. Amortization of intangibles of approximately $526,000 relating to the January 2005 XOXO license acquisition (See Note D to the condensed consolidated financial statements for further discussion) were offset by a reduction in depreciation for certain fully depreciated equipment. Royalties doubled in the current period, increasing from 4% to 5% of net sales, in line with the royalty requirements for the current sales mix.

As a result of the above factors, operating income increased to $13,341,596 or 18% of net sales for the current period, compared to $7,299,252 or 16% of net sales for the same period in the prior year. Net interest expense was $32,736 in the current period as compared to net interest income of $64,963 for the same period in the prior year as we were required during the second quarter to finance the increases in receivables and inventory to support sales growth.

Income before taxes for the current period was $13,308,860 compared to $7,364,215 in the same period for the prior year. Giving effect to the tax provision, which reflects an effective rate of 38%, we earned net income of $8,251,493 or 11% of net sales for the current period compared to $4,565,813 or 10% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $65,025,343 as of September 30, 2005, compared to $60,570,303 at March 31, 2005, primarily as a result of the current period’s net income offset by the purchase of treasury stock discussed below.

During the six months ended September 30, 2005, net cash used in operating activities was $14,913,459 compared to $134,674 provided by operating activities during the prior year comparable period. The decrease was mainly attributable to the increase in trade receivables and inventory related to the increased sales generated from the Paris Hilton and GUESS? brands.

Net cash provided by investing activities decreased from $5,002,053 to a use of ($5,603,920) in the current period, due to the release of approximately $4,162,669 in restricted cash resulting from our full pay down on our credit facility in the prior period, and the re-establishment of $5,287,768 of restricted cash pending transfer to our lender as of September 30, 2005. In addition, collection of $1,017,197 of notes receivable from unrelated parties, in accordance with their terms, occurred during the prior period, and a higher amount of equipment was purchased during the current period.

Net cash provided by financing activities was $8,193,647 compared to a use of ($1,423,817) in the prior year comparable period. The increase was attributable to the drawdown of $12,068,629 under our line of credit to partially finance the increase in trade accounts receivable and inventory discussed above, offset by an additional $2,453,030 of treasury stock purchases during the current period compared to the prior year.

As of September 30, 2005 and 2004, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

	September 30,
	2005	2004

Trade accounts receivable:
Unrelated (1)	76	46
Related:
Perfumania	200	140
Other related	35	9
Total	87	81
Inventories	103	130

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $3,302,000 and $1,617,000 in 2005 and 2004, respectively.

The increase in the number of days from 2004 to 2005 for unrelated customers is mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days. Based on current circumstances, we anticipate the number of days for the unrelated customer group to range between 70 to 80 days.

The number of days sales in trade receivables from related parties continue to exceed those of unrelated customers, due mainly to the seasonal cash flow of Perfumania, Inc. (“Perfumania”) (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). We expect an improvement in this ratio as significant payments, as in prior years, are anticipated from Perfumania over the next 60 to 90 days.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit, we often produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2005, and the decrease in number of days, was attributable to the 60% increase in sales for the comparable three-month period, which resulted in a 37% increase in cost of goods sold, while inventories only increased by 26% during the current six-month period.

As of December 31, 2002, we had repurchased, under all phases of our common stock buy-back program, a total of 8,017,131 shares at a cost of $22,116,995. On February 6, 2003, we received approval from our lender to purchase an additional 2,500,000 shares not to exceed $7,500,000, which was ratified on February 14, 2003, by our Board of Directors (the “Board”). As of March 31, 2004, we repurchased, in the open market, an additional 2,162,564 shares at a cost of $7,109,305 under this approval.

On August 6, 2004, the Board approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of September 30, 2005, we had repurchased, in the open market,  384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through September 30, 2005.

On July 20, 2001, we entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, we are able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at our option.

At September 30, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000, of which $12,068,629 was outstanding. Accordingly, we had $7,931,371 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2005, $5,287,768 was on deposit with our bank pending transfer.

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

As of September 30, 2005, we were contingently liable for $1,000,000 under a letter of credit provided to one of our watch suppliers. We did not have any other “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital expenditures other than for the purchase of real property discussed in “Recent Developments”.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended September 30, 2005, there have been no material changes in the information about the Company’s market risks as of March 31, 2005, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

There are no proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position, or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following chart outlines the Company’s repurchases of its common stock during the six months ended September 30, 2005, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1
4/1/2005-4/30/2005	117,164	$19.03	117,164	$4,652,000
Month #2
5/1/2005-5/31/2005	100,108	$16.46	100,108	$3,004,000

____________

(1)

Purchased in accordance with the Company’s common stock buy-back program announced on August 6, 2004. See page 7 of “Liquidity And Capital Resources” for further discussion.

(2)

Represents the remaining amount approved by the Company’s lender for repurchase of common stock. On August 16, 2004, the Company received approval to repurchase up to $8 million in share value.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on October 6, 2005. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Ilia Lekach	8,100,778	217,637
Frank A.Buttacavoli	8,084,120	234,295
Glenn Gopman	8,240,423	77,992
Esther Egozi Choukroun	8,229,865	88,550
David Stone	8,240,423	77,992
Jaya Kader Zebede	8,240,403	78,012
Isaac Lekach	8,094,710	223,705

With respect to Proposal #2, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm, was approved as follows:

For	Against	Abstain
8,314,763	2,052	1,600

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

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

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2005.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,632	$12,368,904
Restricted cash	5,287,768	—
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,302,000 and $2,128,000, respectively	14,749,934	6,689,750
Trade receivable from related parties	16,740,139	8,580,093
Inventories	41,328,766	32,676,807
Prepaid expenses and other current assets, net	15,752,639	8,682,608
Investment in affiliate	5,293,414	4,764,073
TOTAL CURRENT ASSETS	99,197,292	73,762,235
Equipment and leasehold improvements, net	868,816	927,199
Trademarks and licenses, net	12,604,206	13,202,911
Other	1,490,989	383,629
TOTAL ASSETS	$114,161,303	$88,275,974
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$12,068,629	$—
Accounts payable	19,885,043	11,845,483
Income taxes payable	697,308	260,848
Accrued expenses	1,520,969	1,085,601
TOTAL CURRENT LIABILITIES	34,171,949	13,191,932
Deferred tax liability	1,904,592	1,703,442
TOTAL LIABILITIES	36,076,541	14,895,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and March 31, 2005	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,507,115 and 19,506,115 shares issued at September 30, 2005 and March 31, 2005, respectively	195,071	195,061
Additional paid-in capital	80,820,961	80,818,158
Retained earnings	28,614,743	20,363,250
Accumulated other comprehensive income	2,982,847	2,655,196
	112,613,622	104,031,665
Less - 10,563,797 and 10,346,525 shares of common stock in treasury at cost, at September 30, 2005 and March 31, 2005, respectively	(34,528,860)	(30,651,065)
TOTAL STOCKHOLDERS' EQUITY	78,084,762	73,380,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,161,303	$88,275,974

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net sales:
Unrelated customers, including licensing fees of $18,750 and $37,500 for the three and six months ended September 30, 2005 and 2004, respectively	$23,860,794	$7,931,474	$43,262,853	$17,037,126
Related parties	15,467,504	14,791,883	29,882,774	28,647,434
	39,328,298	22,723,357	73,145,627	45,684,560

Cost of goods sold, including $943,524 and $303,027 of promotional items for the three months, and $ 2,204,115 and $964,143 for the six months ended September 30, 2005 and 2004, respectively
Unrelated customers	10,060,414	3,923,798	18,055,826	8,742,201
Related parties	7,023,033	7,395,645	13,421,103	14,267,708
	17,083,447	11,319,443	31,476,929	23,009,909

Gross margin	22,244,851	11,403,914	41,668,698	22,674,651

Operating expenses:
Advertising and promotional	8,642,308	3,373,558	16,059,350	6,778,853
Selling and distribution	2,251,891	1,682,724	4,507,992	3,375,349
General and administrative	1,802,618	1,480,223	3,419,742	3,046,444
Depreciation and amortization	484,331	245,997	973,240	495,046
Royalties	1,820,262	817,915	3,366,778	1,679,707

Total operating expenses	15,001,410	7,600,417	28,327,102	15,375,399

Operating income	7,243,441	3,803,497	13,341,596	7,299,252

Interest income	15,380	29,234	65,082	67,604
Interest expense and bank charges	(97,742)	(519)	(97,818)	(2,641)

Income before income taxes	7,161,079	3,832,212	13,308,860	7,364,215

Income tax provision	(2,721,209)	(1,456,241)	(5,057,367)	(2,798,402)

Net income	$4,439,870	$2,375,971	$8,251,493	$4,565,813

Income per common share:
Basic	$0.50	$0.26	$0.92	$0.51
Diluted	$0.42	$0.23	$0.78	$0.43

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at April 1, 2005	19,506,115	$195,061	$80,818,158	$20,363,250	$2,655,196	10,346,525	$(30,651,065)	$73,380,600

Comprehensive income:
Net income	—	—	—	8,251,493	—	—	—	8,251,493
Change in unrealized holding gain on investment In affiliate, net of taxes of $201,150	—	—	—	—	328,191	—	—	328,191
Foreign currency translation adjustment	—	—	—	—	(540)	—	—	(540)
Total comprehensive income	—	—	—	—	—	—	—	8,579,144
Issuance of common stock upon exercise of employee stock options	1,000	10	2,803	2,813	—	—	—	2,813
Purchase of treasury stock, at cost	—	—	—	—	—	217,272	(3,877,795)	(3,877,795)

BALANCE at September 30 2005	19,507,115	$195,071	$80,820,961	$28,614,743	$2,982,847	10,563,797	$(34,528,860)	$78,084,762

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,251,493	$4,565,813

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	973,240	495,046
Provision for doubtful accounts	90,000	60,000
Write-downs of prepaid promotional supplies and inventories	360,000	1,769,000
Changes in assets and liabilities:
Increase in trade receivables - customers	(8,150,184)	(330,943)
Increase in trade receivables - related parties	(8,160,046)	(4,864,809)
Increase in inventories	(8,921,959)	(3,327,105)
Increase in prepaid expenses and other current assets	(7,160,031)	(1,674,277)
Increase in other non-current assets	(1,107,360)	(19,984)
Increase in accounts payable	8,039,560	1,131,349
Increase in accrued expenses and income taxes payable	871,828	2,330,584

Total adjustments	(23,164,952)	(4,431,139)

Net cash (used in) provided by operating activities	(14,913,459)	134,674

Cash flows from investing activities:
Net (increase) decrease in restricted cash	(5,287,768)	4,162,669
Purchases of equipment and leasehold improvements	(268,548)	(177,813)
Purchases of trademarks	(47,604)	—
Collections on notes receivable from unrelated parties	—	1,017,197

Net cash (used in) provided by investing activities	(5,603,920)	5,002,053

Cash flows from financing activities:
Proceeds – note payable to GMACCC, net	12,068,629	—
Payments - note payable to Fred Hayman Beverly Hills	—	(170,927)
Purchases of treasury stock	(3,877,795)	(1,424,765)
Proceeds from issuance of common stock, net	2,813	171,875

Net cash provided by (used in) financing activities	8,193,647	(1,423,817)

Effect of exchange rate changes on cash	(540)	(86)

Net (decrease) increase in cash and cash equivalents	(12,324,272)	3,712,824
Cash and cash equivalents, beginning of period	12,368,904	654,633

Cash and cash equivalents, end of period	$44,632	$4,367,457

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

In the accompanying unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2004, the Company changed the classification of the net decrease in restricted cash balance to present such changes as an investing activity. The Company previously presented such changes as a financing activity. This change resulted in a $4,162,669 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

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

B.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company’s stock at the date of the grant (using the Black-Scholes option-pricing model), over the amount an employee must pay to acquire the stock. No stock-based compensation cost is reflected in the accompanying condensed consolidated statements of income, as all warrants and options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Account Standard No. 123 (“SFAS No. 123”) “Accounting for Stock-Based Compensation” to stock-based compensation:

	For the three months ended September 30,		For the six months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$4,439,870	$2,375,971	$8,251,493	$4,565,813
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	43,586	87,172	87,172
Pro forma net income	$4,396,284	$2,332,385	$8,164,321	$4,478,641
Basic net income per share:
As reported	$0.50	$0.26	$0.92	$0.51
Proforma	$0.49	$0.26	$0.91	$0.50
Diluted net income per share:
As reported	$0.42	$0.23	$0.78	$0.43
Proforma	$0.41	$0.22	$0.77	$0.42

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption used by the Company continue to be available, but it has not yet completed its assessment of the alternatives. The new standard will be effective for the Company beginning with the quarter ending June 30, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. See above for the pro forma effect for the three and six months ended September 30, 2005 and 2004, respectively, using our existing valuation and amortization assumptions.

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	September 30, 2005	March 31, 2005
Finished products	$24,659,394	$21,733,452
Components and packaging material	12,445,268	7,201,610
Raw material	4,224,104	3,741,745
	$41,328,766	$32,676,807

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $1,992,000 and $2,456,000 at September 30, 2005 and March 31, 2005, respectively.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2005	March 31, 2005	Estimated Life (in years)
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	376,709	329,106	5-25
	8,997,070	8,949,467
Less – accumulated amortization	(2,281,114)	(1,634,806)
Subtotal of amortizable intangibles	6,715,956	7,314,661
Perry Ellis	5,888,250	5,888,250	indefinite
	$12,604,206	$13,202,911

Effective January 6, 2005, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled. The value allocated to the licensing rights was $5,800,000.

Victory had previously entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory in December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. Similar to the Company’s other license agreements, the Fragrance License requires the payment of a fixed royalty percentage and minimum spending amounts for advertising based on sales volume.

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

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products increased to 3% of net sales. The sublicensee is no longer required to purchase inventory and promotional materials relating to “273 Indigo”, and the Company has the right to continue to manufacture and distribute “273 Indigo” products.

E.

Borrowings - Banks

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company is able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate (6.75% at September 30, 2005), at the Company’s option.

At September 30, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000 of which $12,068,629 was outstanding. Accordingly, the Company had $7,931,371 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2005, $5,287,768 was on deposit with our bank pending transfer. None of the credit line was utilized at March 31, 2005.

Substantially all of the domestic assets of the Company collateralize this borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at September 30, 2005.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

As of September 30, 2005, the Company was contingently liable for $1,000,000 under a letter of credit provided to one of its watch suppliers.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

F.

Related Parties Transactions

The Company had net sales of $12,145,489 and $20,916,723 during the six-month periods ended September 30, 2005 and 2004 ($5,947,108 and $10,189,206 during the three months ending September 30, 2005 and 2004), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is the Company’s largest customer, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in approximately 240 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year  relationship. Pricing and terms with

Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) free exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania appear as net ninety (90) days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $13,305,965 and $8,566,939 at September 30, 2005 and March 31, 2005, respectively. Amounts due from Perfumania are non-interest bearing and are being paid in accordance with the terms established by the Board.

As reported in ECMV’s public filings, on May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with its then current lender and a new participant, increasing its borrowing capabilities from $40 million to $60 million. In addition, ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 29, 2005, reflect a net income of $3.1 million compared to a loss of $12.9 million in the prior year. Its Quarterly Report on Form 10-Q for the twenty-six weeks ended July 30, 2005 reflects a net loss of $2.3 million compared to a loss of $3.2 million in the prior year comparable period. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicate that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of September 30 or March 31, 2005. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying condensed consolidated balance sheets. As of September 30, 2005, the fair market value of the investment was $5,293,414 or $14.00 per share ($4,764,073 or $12.60 per share as of March 31, 2005), based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reflected as an other-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

In addition to Perfumania, during the six months ended September 30, 2005 and 2004, the Company had net sales of $17,737,285 and $7,730,711 ($9,520,396 and $4,602,677 during the three months ended September 30, 2005 and 2004), respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO, including a distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income. As of September 30, 2005 and March 31, 2005, trade receivables from related parties include $3,434,174 and $13,154, respectively, from these customers, which were current in accordance with their sixty (60) or ninety (90) day terms.

During the six months ended September 30, 2005 and 2004, the Company purchased $458,856 and $81,000 ($374,557 and $61,000 during the three months ended September 30, 2005 and 2004), respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2005	2004
Net income	$4,439,870	$2,375,971

Weighted average number of shares issued	19,507,115	19,246,941
Weighted average number of treasury shares	(10,563,797)	(10,251,409)
Weighted average number of shares outstanding used in basic earnings per share calculation	8,943,318	8,995,532
Basic net income per common share	$0.50	$0.26
Weighted average number of shares outstanding used in basic earnings per share calculation	8,943,318	8,995,532
Effect of dilutive securities:
Stock options and warrants	1,594,116	1,520,619
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,537,434	10,516,151
Diluted net income per common share	$0.42	$0.23

	Six Months Ended September 30,
	2005	2004
Net income	$8,251,493	$4,565,813

Weighted average number of shares issued	19,506,902	19,231,607
Weighted average number of treasury shares	(10,533,714)	(10,215,748)
Weighted average number of shares outstanding used in basic earnings per share calculation	8,973,188	9,015,859
Basic net income per common share	$0.92	$0.51
Weighted average number of shares outstanding used in basic earnings per share calculation	8,973,188	9,015,859
Effect of dilutive securities:
Stock options and warrants	1,592,387	1,524,561
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,565,575	10,540,420
Diluted net income per common share	$0.78	$0.43

There were no other anti-dilutive securities not included in the diluted earnings per share calculation as of September 30, 2005 and 2004.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months ended September 30,
	2005	2004
Cash paid for:
Interest	$97,818	$3,675
Income taxes	$4,620,906	$788,105

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2005:

—

Change in unrealized holding gain of $328,191 on the investment in affiliate, net of deferred taxes of $201,150.

Six months ended September 30, 2004:

—

Change in unrealized holding gain of ($289,477) on the investment in affiliate, net of deferred taxes of $126,435.

I.

Income Taxes

The provision for income taxes for the periods ended September 30, 2005 and 2004 reflects an effective tax rate of approximately 38%.

J.

License and Distribution Agreements

As of September 30, 2005 and March 31, 2005, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova and Andy Roddick.

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

Proposed Facility Acquisition

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

On July 22, 2005, the Company and SGII Ltd. reached a final agreement. The Company then paid an additional deposit of $940,000, which, along with the previous $60,000 deposit, is refundable if the current tenant does not vacate the premises by November 30, 2005, or if the seller does not comply with certain covenants and conditions. The deposit is included in Other Assets in the accompanying September 30, 2005 condensed consolidated balance sheet.

At present, the Company anticipates closing on the purchase during December 2005, with funding for the most part, being obtained through a 15-year conventional mortgage of between $12 and $13 million.

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

Date:  November 14, 2005