Form 10-Q
period 2005-12-31
PARLUX FRAGRANCES INC
filed 2006-02-09
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 31, 2005

Or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

______________

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

______________

DELAWARE	0-15491	22-2562955
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS employer identification no.)

3725 S.W. 30th Avenue, Ft. Lauderdale, FL 33312

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code  954-316-9008

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2006
[Common Stock, $0.01 par value per share]	8,948,318 shares

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐   No  ☐

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 10 to 20.

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

Recent Developments

During December 2005, we commenced sales of watches, and we anticipate sales of handbags during the upcoming spring season, both of which are under the Paris Hilton brand.

On July 22, 2005, we finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase for approximately $14 million certain real property in Sunrise, Florida (the “Sunrise Facility”),  approximately ten miles from our current office and distribution center location in Fort Lauderdale. The property, which we intended to use as our corporate headquarters and main distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. The purchase price includes certain office furniture and warehouse packing and conveyor systems. At signing, we paid a deposit of $1 million. On December 29, 2005, we closed on the property, financing $12.75 million under a fifteen year conventional mortgage with GE Commercial Finance Business Property Corporation at a fixed interest rate of 5.87%.

As a result of various factors including the Company’s continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors have determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, the Company is negotiating a long-term lease for approximately 200,000 square feet of warehouse space in New Jersey, which would also serve as a backup information technology site if the current Fort Lauderdale, Florida location would encounter unplanned disruptions.

The Company believes that, based on the present commercial real estate market in South Florida, it will be able to sell the Sunrise Facility without incurring a loss. On February 3, 2006, we entered into an agreement to sell the Sunrise Facility for $15 million. The purchaser has a fifteen day due diligence period to perform inspections, with closing anticipated on March 20, 2006.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. The new standard will be effective for us beginning with the quarter ending June 30, 2006. See note B to the accompanying condensed consolidated financial statements for the pro forma effect for the three and nine months ended December 31, 2005 and 2004, using our existing valuation and amortization assumptions. We do not expect the adoption of SFAS 123(R) to have a significant impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, SFAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development, advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. We believe this pattern will continue. If one or more of our new product introductions were to be unsuccessful, or the appeal of the celebrity were to diminish, it could result in a reduction in profitability and operating cash flows.

Results of Operations

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine months ended December 31, 2005 and 2004 include approximately $2,621,000 and $1,833,000 ($1,009,000 and $697,000 for the three months ended December 31, 2005 and 2004), respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the three-month period ended December 31, 2005 with the three-month period ended December 31, 2004.

During the quarter ended December 31, 2005, net sales increased 96% to $56,412,315 as compared to $28,748,499 for the same period for the prior year. The increase is mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the launch of the second Paris Hilton fragrance for women, “Just Me”, which commenced shipment during September 2005, and “Just Me” for Men in December 2005, generating $27,737,994 in gross sales for the entire Paris Hilton fragrance brand during the current quarter (excluding $180,000 in Paris Hilton brand watch sales) as compared to $4,312,531 for the same period in the prior year; (2) the continued rollout of GUESS? women’s fragrance which commenced shipping during June 2005, and provided $7,617,755 in gross sales; (3) the continued rollout of Maria Sharapova women’s fragrance, which commenced shipping during September 2005, and provided gross sales of $983,558; and (4) $690,506 in gross sales of XOXO brand products, which license was acquired during January 2005. The increase was partially offset by a $2,150,778 reduction in gross sales of Perry Ellis brand products, from $21,096,595 to $18,945,817, as the next major launch is not anticipated until Summer 2006, and a $726,520 reduction in gross sales of Ocean Pacific (“OP”) brand products since no major launches were introduced during the current period pending strategic direction from OP’s new owner, Warnaco, who acquired the OP brand during 2005.

Net sales to unrelated customers more than doubled to $37,064,671, compared to $14,963,501 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above, offset by the reduction in Perry Ellis and OP brand sales. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 40% to $19,347,644 compared to $13,784,998 for the same period in the prior year, mainly as a result of $6,325,351 and $1,137,156 of Paris Hilton and GUESS? brand sales, respectively, offset by a reduction of $1,047,001in Perry Ellis brand sales. The prior year period included approximately $821,000 of sales for Jockey and Chaleur d’Animale brand products, which are no longer sold by the Company. We expect that sales growth to unrelated customers for the rest of the fiscal year ending March 31, 2006 will continue to outpace those of related customers due to the continued roll out of our Paris Hilton and GUESS? fragrance products which will continue to have a higher percentage of sales to unrelated customers.

Our overall cost of goods sold as a percentage of net sales remained relatively constant at 44% for the comparable periods. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 44% and 45%, respectively, for the current period, as compared to 39% and 50%, respectively, for the same period in the prior year. The current year quarter includes a higher percentage of value sets being sold to unrelated customers, which include multiple products and have a higher cost of goods compared to basic stock items, and reflects the continued rollout of the Paris Hilton and GUESS? products to international distributors, which sales have a lower margin than those sales to U.S. department store customers. The reduction in cost of goods as a percentage of net sales for related parties was due primarily to the shipment of Paris Hilton and GUESS? products that provide higher margins.

Operating expenses increased by 88% compared to the same period in the prior year from $11,463,536 to $21,532,849, decreasing as a percentage of net sales from 40% to 38%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses more than doubled to $13,915,485, compared to $6,482,954 in the prior year period, increasing as a percentage of net sales from 23% to 25%. The current year period includes approximately $7,483,000 and $3,489,000 of promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? women’s fragrance mainly in U.S. department stores, respectively, which substantially exceed required promotional spending under these two license agreements. We anticipate that promotional spending for these two brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 24% to $2,595,281 compared to $2,097,689 in the prior year period, decreasing as a percentage of net sales from 7% to 5%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 12% compared to prior year, from $1,501,899 to $1,680,681, while decreasing as a percentage of net sales from 5% to 3%. The increased amount was mainly attributable to increases in health and property insurance, coupled with personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased 82% during the current period from $267,728 to $486,031. Amortization of intangibles of approximately $263,000 relating to the January 2005 XOXO license acquisition (See Note D to the condensed consolidated financial statements for further discussion) was offset by a reduction in depreciation for certain fully depreciated equipment. Royalties increased by 156% in the current period, increasing from 4% to 5% of net sales, in a line with the license requirements for the current sales mix, and minimum royalties for certain brands.

As a result of the above factors, operating income increased to $9,852,199 or 17% of net sales for the current period, compared to $4,589,125 or 16% of net sales for the same period in the prior year. Net interest expense was $199,429 in the current period as compared to net interest income of $38,359 for the same period in the prior year, as we used our line of credit to finance increases in receivables and inventory to support sales growth.

Income before taxes for the current period was $9,671,111 compared to $4,625,397 in the same period for the prior year. Giving effect to the tax provision, which reflects an effective rate of 38%, we earned net income of $5,996,089 or 11% of net sales for the current period compared to $2,867,746 or 10% of net sales in the comparable period of the prior year.

Comparison of the nine-month period ended December 31, 2005 with the nine-month period ended December 31, 2004.

During the nine months ended December 31, 2005, net sales increased 74% to $129,557,942 as compared to $74,433,059 for the same period for the prior year. The increase was mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the initial shipment in September 2005 of the second Paris Hilton fragrance for women, “Just Me” and December 2005 for “Just Me” for men, generating $51,913,660 in gross sales for the entire Paris Hilton fragrance brand during the current nine-month period (excluding $180,000 in Paris Hilton brand watch sales) as compared to $4,312,531 for the same period in the prior year; (2) the launch of GUESS? women’s fragrance during June 2005, which provided $14,117,370 in gross sales; (3) $1,868,805 in gross sales of XOXO brand products, which license was acquired during January 2005; and (4) the initial shipments in September 2005 of Maria Sharapova women’s fragrance, which provided gross sales of $1,526,980. The increase was partially offset by a $3,775,389 reduction in gross sales of Ocean Pacific (“OP”) brand products, and a $2,938,057 reduction in gross sales of Perry Ellis brand products from $61,145,797 to $58,207,740.

Net sales to unrelated customers increased 151% to $80,327,524, compared to $32,000,627 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above and an increase in Perry Ellis brand gross sales of $2,128,725 partially offset by the reduction of $2,230,120 in OP brand sales. Sales to related parties increased 16% to $49,230,418 compared to $42,432,432 for the same period in the prior year, mainly as a result of $12,524,104 and $1,226,132 of Paris Hilton and GUESS$ brand sales, respectively, partially offset by reductions of $5,066,782 and $1,545,269 in Perry Ellis and OP brand sales, respectively. We expect that sales growth to unrelated customers for the rest of the fiscal year ending March 31, 2006 will continue to outpace those of related customers with the continued roll out of our Paris Hilton and GUESS? fragrance products, which will continue to have a higher percentage of sales to unrelated customers.

Our overall cost of goods sold decreased as a percentage of net sales to 44% for the nine months ended December 31, 2005 compared to 48% for the prior year comparable period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 43% and 45%, respectively, for the current period, as compared to 45% and 50%, respectively, for the same period in the prior year. The reduction in cost of goods as a percentage of net sales is due primarily to the shipment of Paris Hilton and GUESS? products to unrelated parties, including U.S. department stores, where our margins are significantly higher. As noted below, these improved margins were partially offset by increased in-store advertising and promotional spending, both of which we expect to continue.

Operating expenses increased by 86% compared to the same period in the prior year from $26,838,935 to $49,859,951, increasing as a percentage of net sales from 36% to 38%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses increased 126% to $29,974,835, compared to $13,261,807 in the prior year period, increasing as a percentage of net sales from 18% to 23%. The current year period includes approximately $15,262,000 and $7,590,000 of promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men and the GUESS? women’s fragrance launch, respectively, which substantially exceed required promotional spending under these two license agreements. We anticipate that increased promotional spending for these two brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 30% to $7,103,273 compared to $5,473,038 in the prior year period, decreasing as a percentage of net sales from 7% to 5%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 12% compared to prior year, from $4,548,343 to $5,100,423, while decreasing as a percentage of net sales from 6% to 4%. The increase was mainly attributable to increases in health and property insurance, coupled with personnel additions in package development, quality assurance and production planning. Depreciation and amortization nearly doubled during the current period from $762,774 to $1,459,271. Amortization of intangibles of approximately $791,000 relating to the January 2005 XOXO license acquisition (See Note D to the condensed consolidated financial statements for further discussion) was offset by a reduction in depreciation for certain fully depreciated equipment. Royalties increased 123% in the current period, increasing from 4% to 5% of net sales, in line with license requirements for the current sales mix and minimum royalties for certain brands.

As a result of the above factors, operating income increased to $23,193,795 or 18% of net sales for the current period, compared to $11,888,377 or 16% of net sales for the same period in the prior year. Net interest expense was $232,165 in the current period as compared to net interest income of $103,322 for the same period in the prior year as we used our line of credit to finance the increase in receivables and inventory in support of our continuing sales growth.

Income before taxes for the current period was $22,979,971 compared to $11,989,612 in the same period for the prior year. Giving effect to the tax provision, which reflects an effective rate of 38%, we earned net income of $14,247,582 or 11% of net sales for the current period compared to $7,433,559 or 10% of net sales in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital increased to $73,040,874 as of December 31, 2005, compared to $60,570,303 at fiscal year ended March 31, 2005, primarily as a result of the current period’s net income partially offset by the approximate $1 million unfinanced portion of the Sunrise Facility and the purchase of treasury stock discussed below.

During the nine months ended December 31, 2005, net cash used in operating activities was $3,064,480 compared to $6,790,137 provided by operating activities during the prior year comparable period.  The decrease was mainly attributable to the increase in trade receivables and inventory related to the increased sales generated from the Paris Hilton and GUESS? brands, offset by the increase in accounts payable.

Net cash provided by investing activities decreased from $4,593,605 to a use of $23,730,573 in the current period, due to the release of approximately $4,162,669 of restricted cash resulting from our full pay down on our credit facility in the prior period, the re-establishment of $8,231,881 restricted cash pending transfer to our lender as of December 31, 2005 and the purchase of the Sunrise Facility for $14,018,237. In addition, collection of $1,538,256 of notes receivable from unrelated parties, in accordance with their terms, occurred during the prior period.

Net cash provided by financing activities was $14,461,467 compared to a use of $1,355,067 in the prior year comparable period. The increase was attributable to the drawdown of $5,568,449 under our line of credit to partially finance the increase in trade accounts receivable and inventory discussed above and the $12,750,000 mortgage on the Sunrise Facility, offset by an additional $2,453,030 of treasury stock purchases during the current period compared to the prior year.

As of December 31, 2005 and 2004, our ratios of the number of days sales in accounts receivable and inventory, on an annualized basis, were as follows:

	December 31,
	2005	2004
Trade accounts receivable:
Unrelated (1)	82	73
Related:
Perfumania	140	125
Other related	41	2
Total	81	67
Inventories	112	115

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $6,421,000 and $3,029,000 in 2005 and 2004, respectively.

The increase in the number of days from 2004 to 2005 for unrelated customers was mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days. Based on current circumstances, we anticipate the number of days for the unrelated customer group to range between 75 and 80 days.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continue to exceed those of unrelated customers, due mainly to their seasonal cash flow of (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania).We are currently discussing with Perfumania their anticipated payments which management expects will reduce their trade receivable balance and the number of days outstanding by March 31, 2006 The number of days sales in trade receivables from other related parties continue to be less than their sixty or ninety day payment terms.

Due to the lead time for certain of our raw materials and components inventory (up to 120 days), we are required to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit, we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. The improvement in turnover from 2004 to 2005 would have been slightly more favorable if approximately $1.1 million of inventory related to Paris Hilton brand watches, for which sales just commenced, were excluded.

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

On August 6, 2004, the Board approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of December 31, 2005, we had repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through December 31, 2005.

On July 20, 2001, we entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, we were able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at our option.

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000, with an additional $5,000,000 available at our option, while extending the maturity to July 20, 2008. The interest was reduced to .25% below the prime rate.

At December 31, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000, of which $5,568,449 was outstanding. Accordingly, we had $14,431,551 available under the credit line.  Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of December 31, 2005, $8,231,881 was on deposit with our bank pending transfer.

Substantially all of our assets, other than the Sunrise Facility, collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with.

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility. See Note E to the condensed consolidated financial statements for further discussion.

We did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a)4, nor do we have any material commitments for capital.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended December 31, 2005, there have been no material changes in the information about the Company’s market risks as of March 31, 2005, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on October 6, 2005. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Ilia Lekach	8,100,778	217,637
Frank A. Buttacavoli	8,084,120	234,295
Glenn Gopman	8,240,423	77,992
Esther Egozi Choukroun	8,229,865	88,550
David Stone	8,240,423	77,992
Jaya Kader Zebede	8,240,403	78,012
Isaac Lekach	8,094,710	223,705

With respect to Proposal #2, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm, was approved as follows:

For	Against	Abstain
8,314,763	2,052	1,600

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit #	Description
4.33	Mortgage and Security Agreement, dated as of December 29, 2005, between the Company and GE Commercial Finance Business Property Corporation.
4.34	Amendment No. 5 to Revolving Credit and Security Agreement, dated as of January 10, 2006, between the Company and GMAC Commercial Finance LLC.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended December 31, 2005.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,759	$12,368,904
Certificate of deposit	1,016,625	—
Restricted cash	8,231,881	—
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $6,421,000 and $2,128,000, respectively	17,650,929	6,689,750
Trade receivable from related parties	14,054,100	8,580,093
Inventories	52,878,651	32,676,807
Prepaid expenses and other current assets, net	13,639,473	8,682,608
Property held for sale	14,018,237	—
Investment in affiliate	5,822,755	4,764,073
TOTAL CURRENT ASSETS	127,347,410	73,762,235
Equipment and leasehold improvements, net	798,421	927,199
Trademarks and licenses, net	12,336,248	13,202,911
Other	357,222	383,629
TOTAL ASSETS	$140,839,301	$88,275,974
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	$5,568,449	$—
Mortgage payable on property held for sale	12,750,000	—
Accounts payable	30,106,475	11,845,483
Income taxes payable	4,222,757	260,848
Accrued expenses	1,658,855	1,085,601
TOTAL CURRENT LIABILITIES	54,306,536	13,191,932
Deferred tax liability	2,105,741	1,703,442
TOTAL LIABILITIES	56,412,277	14,895,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and March 31, 2005	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 19,512,115 and 19,506,115 shares issued at December 31, 2005 and March 31, 2005, respectively	195,121	195,061
Additional paid-in capital	80,838,911	80,818,158
Retained earnings	34,610,832	20,363,250
Accumulated other comprehensive income	3,311,020	2,655,196
	118,955,884	104,031,665
Less - 10,563,797 and 10,346,525 shares of common stock in treasury, at cost, at December 31, 2005 and March 31, 2005, respectively	(34,528,860)	(30,651,065)
TOTAL STOCKHOLDERS' EQUITY	84,427,024	73,380,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,839,301	$88,275,974

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales:
Unrelated customers, including licensing fees of $18,750 and $56,250 for the three and nine months ended December 31, 2005 and 2004, respectively	$37,064,671	$14,963,501	$80,327,524	$32,000,627
Related parties	19,347,644	13,784,998	49,230,418	42,432,432
	56,412,315	28,748,499	129,557,942	74,433,059
Cost of goods sold, including $2,603,048 and $783,257 of promotional items for the three months, and $4,807,163 and $1,747,400 for the nine months ended December 31, 2005 and 2004, respectively:
Unrelated customers	16,398,465	5,808,330	34,454,291	14,550,531
Related parties	8,628,802	6,887,508	22,049,905	21,155,216
	25,027,267	12,695,838	56,504,196	35,705,747
Gross margin	31,385,048	16,052,661	73,053,746	38,727,312
Operating expenses:
Advertising and promotional	13,915,485	6,482,954	29,974,835	13,261,807
Selling and distribution	2,595,281	2,097,689	7,103,273	5,473,038
General and administrative	1,680,681	1,501,899	5,100,423	4,548,343
Depreciation and amortization	486,031	267,728	1,459,271	762,774
Royalties	2,855,371	1,113,266	6,222,149	2,792,973
Total operating expenses	21,532,849	11,463,536	49,859,951	26,838,935
Operating income	9,852,199	4,589,125	23,193,795	11,888,377
Interest income	24,367	38,476	89,449	106,080
Interest expense and bank charges	(223,796)	(117)	(321,614)	(2,758)
Exchange gain (loss)	18,341	(2,087)	18,341	(2,087)
Income before income taxes	9,671,111	4,625,397	22,979,971	11,989,612
Income tax provision	(3,675,022)	(1,757,651)	(8,732,389)	(4,556,053)
Net income	$5,996,089	$2,867,746	$14,247,582	$7,433,559
Income per common share:
Basic	$0.67	$0.32	$1.59	$0.83
Diluted	$0.57	$0.27	$1.35	$0.70

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at April 1, 2005	19,506,115	$195,061	$80,818,158	$20,363,250	$2,655,196	10,346,525	$(30,651,065)	$73,380,600

Comprehensive income:
Net income	—	—	—	14,247,582	—	—	—	14,247,582
Change in unrealized holding gain on investment in affiliate, net of taxes of $402,299	—	—	—	—	656,383	—	—	656,383
Foreign currency translation adjustment	—	—	—	—	(559)	—	—	(559)
Total comprehen-sive income	—	—	—	—	—	—	—	14,903,406
Issuance of common stock upon exercise of:
Employee stock options	1,000	10	2,803	—	—	—	—	2,813
Warrants	5,000	50	17,950	—	—	—	—	18,000
Purchase of treasury stock, at cost	—	—	—	—	—	217,272	(3,877,795)	(3,877,795)

BALANCE at December 31, 2005	19,512,115	$195,121	$80,838,911	$34,610,832	$3,311,020	10,563,797	$(34,528,860)	$84,427,024

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$14,247,582	$7,433,559
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,459,271	762,774
Provision for doubtful accounts	135,000	90,000
Write-downs of prepaid promotional supplies and inventories	540,000	1,949,000
Changes in assets and liabilities:
Increase in trade receivables - customers	(11,096,179)	(2,768,048)
(Increase) decrease in trade receivables - related parties	(5,474,007)	1,866,365
Increase in inventories	(20,606,844)	(1,001,326)
Increase in prepaid expenses and other current assets	(5,091,865)	(1,103,802)
Decrease (increase) in other non-current assets	26,407	(15,537)
Increase (decrease) in accounts payable	18,260,992	(964,083)
Increase in accrued expenses and income taxes payable	4,535,163	541,235
Total adjustments	(17,312,062)	(643,422)
Net cash (used in) provided by operating activities	(3,064,480)	6,790,137
Cash flows from investing activities:
Net (increase) decrease in restricted cash	(8,231,881)	4,162,669
Purchase of property held for sale	(14,018,237)	—
Purchases of equipment and leasehold improvements	(357,958)	(357,120)
Purchases of trademarks	(105,872)	—
Purchase of certificate of deposit	(1,016,625)	—
Prepayment on acquisition of XOXO license	—	(750,000)
Collections on notes receivable from unrelated parties	—	1,538,256
Net cash (used in) provided by investing activities	(23,730,573)	4,593,805
Cash flows from financing activities:
Proceeds - note payable to GMACCC, net	5,568,449	—
Proceeds - mortgage payable on property held for sale	12,750,000	—
Payments - note payable to Fred Hayman Beverly Hills	—	(170,927)
Purchases of treasury stock	(3,877,795)	(1,424,765)
Proceeds from issuance of common stock, net	20,813	240,625
Net cash provided by (used in) financing activities	14,461,467	(1,355,067)
Effect of exchange rate changes on cash	(559)	2,416
Net (decrease) increase in cash and cash equivalents	(12,334,145)	10,031,291
Cash and cash equivalents, beginning of period	12,368,904	654,633
Cash and cash equivalents, end of period	$34,759	$10,685,924

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

In the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2004, the Company changed the classification of the net decrease in restricted cash balance to present such changes as an investing activity. The Company previously presented such changes as a financing activity. This change resulted in a $4,162,669 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

During the quarter ended December 31, 2005, the Company corrected its classification of its investment in a certificate of deposit with a carrying value of approximately $1,000,000, that was previously presented as a component of cash and cash equivalents for the quarter ended September 30, 2005. This investment has been correctly presented as a use of cash related to investing activities in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2005. The effect of this correction on the unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2005, was to increase cash used in investing activities by approximately $1,000,000 and decrease cash used in operating activities by the same amount.

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Account Standard No. 123 (“SFAS No. 123”) Accounting for Stock-Based Compensation to stock-based compensation:

	For the three months ended December 31,		For the nine months ended December 31,
	2005	2004	2005	2004

Net income, as reported	$5,996,089	$2,867,746	$14,247,582	$7,433,559
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	43,586	130,757	130,757
Pro forma net income	$5,952,503	$2,824,160	$14,116,825	$7,302,802
Basic net income per share:
As reported	$0.67	$0.32	$1.59	$0.83
Proforma	$0.67	$0.32	$1.58	$0.81
Diluted net income per share:
As reported	$0.57	$0.27	$1.35	$0.70
Proforma	$0.57	$0.27	$1.34	$0.69

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption used by the Company continue to be available, but it has not yet completed its assessment of the alternatives. The new standard will be effective for the Company beginning with the quarter ending June 30, 2006. See above for the pro forma effect for the three and nine months ended December 31, 2005 and 2004, respectively, using our existing valuation and amortization assumptions. The Company does not expect the adoption of SFAS 123(R) to have a significant impact on its consolidated financial statements.

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	December 31, 2005	March 31, 2005

Finished products	$25,055,715	$21,733,452
Components and packaging material	19,715,626	7,201,610
Raw material	8,107,310	3,741,745
	$52,878,651	$32,676,807

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $2,103,000 and $2,456,000 at December 31, 2005 and March 31, 2005, respectively. In addition, the December 31, 2005 finished products includes approximately $1,139,000 of watches. See Note K for further discussion.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2005	March 31, 2005	Estimated Life (in years)

XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	434,977	329,106	5-25
	9,055,338	8,949,467
Less – accumulated amortization	(2,607,340)	(1,634,806)
Subtotal of amortizable intangibles	6,447,998	7,314,661
Perry Ellis	5,888,250	5,888,250	indefinite
	$12,336,248	$13,202,911

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

Victory had previously entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory in December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. Similar to the Company’s other license agreements, the Fragrance License requires the payment of a guaranteed minimum royalty, a fixed royalty percentage, and minimum spending amounts for advertising based on sales volume.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory, for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense is for five years, renewable every five years at the sublicensee’s option. The Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products increased to 3% of net sales.

E.

Borrowings - Banks

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company was able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate (7.25% at December 31, 2005), at the Company’s option.

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000 with an additional $5,000,000 available at the Company’s option. In addition, the maturity was extended through July 20, 2008, and the interest rate was reduced to .25% below the prime rate.

At December 31, 2005, based on the borrowing base at that date, the credit line amounted to $20,000,000 of which $5,568,449 was outstanding. Accordingly, the Company had $14,431,551 available under the credit line.  Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of December 31, 2005, $8,231,881 was on deposit with our bank pending transfer. None of the credit line was utilized at March 31, 2005.

Substantially all of the assets of the Company, excluding the Sunrise Facility discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at December 31, 2005.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

On December 29, 2005, the Company entered into a fifteen year conventional mortgage loan with GE Commercial Finance Business Property Corporation in the amount of $12,750,000 in connection with the Sunrise Facility acquisition. The mortgage is payable in equal monthly installments of $106,698, including interest at 5.87%. See Note M for further discussion of the Sunrise Facility acquisition.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

F.

Related Party Transactions

The Company had net sales of $18,648,334 and $30,403,037 during the nine-month periods ended December 31, 2005 and 2004 ($6,502,845 and $9,486,314 during the three months ended December 31, 2005 and 2004), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in approximately 240 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year  relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania appear as net ninety days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $9,501,812 and $8,566,939 at December 31, 2005 and March 31, 2005, respectively. Amounts due from Perfumania are non-interest bearing and are paid in accordance with the terms established by the Board.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 29, 2005, reflect a net income of $3.1 million compared to a loss of $12.9 million in the prior year. Its Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 29, 2005 reflects a reduced net loss of $3.4 million compared to a loss of $4.3 million in the prior year comparable period. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicate that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company is currently discussing with Perfumania their anticipated payments  which the Company expects will reduce their trade receivable balance and the number of days outstanding by March 31, 2006. Based on management’s evaluation, no allowances have been recorded as of December 31 or March 31, 2005. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying condensed consolidated balance sheets. As of December 31, 2005, the fair market value of the investment was $5,822,755 or $15.40 per share ($4,764,073 or $12.60 per share as of March 31, 2005), based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

In addition to Perfumania, during the nine months ended December 31, 2005 and 2004, the Company had net sales of $30,582,084 and $12,029,395 ($12,844,799 and $4,298,684 during the three months ended December 31, 2005 and 2004), respectively, to fragrance distributors owned/operated by individuals related to the

Company’s Chairman/CEO, including a distributorship for the Mexican market. These sales are included as related party sales in the accompanying condensed consolidated statements of income and are closely monitored by the Company’s Audit Committee and Board of Directors. As of December 31, 2005 and March 31, 2005, trade receivables from related parties include $4,552,288 and $13,154, respectively, from these customers, which were current in accordance with their sixty or ninety day terms.

During the nine months ended December 31, 2005 and 2004, the Company purchased $845,663 and $200,000 ($386,807 and $90,000 during the three months ended December 31, 2005 and 2004), respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended December 31,
	2005	2004
Net income	$5,996,089	$2,867,746
Weighted average number of shares issued	19,511,735	19,256,745
Weighted average number of treasury shares	(10,563,797)	(10,346,525)
Weighted average number of shares outstanding used in basic earnings per share calculation	8,947,938	8,910,220
Basic net income per common share	$0.67	$0.32
Weighted average number of shares outstanding used in basic earnings per share calculation	8,947,938	8,910,220
Effect of dilutive securities:
Stock options and warrants	1,592,423	1,704,435
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,540,361	10,614,655
Diluted net income per common share	$0.57	$0.27

	Nine Months Ended December 31,
	2005	2004
Net income	$14,247,582	$7,433,559
Weighted average number of shares issued	19,508,519	19,240,017
Weighted average number of treasury shares	(10,543,779)	(10,259,499)
Weighted average number of shares outstanding used in basic earnings per share calculation	8,964,740	8,980,518
Basic net income per common share	$1.59	$0.83
Weighted average number of shares outstanding used in basic earnings per share calculation	8,964,740	8,980,518
Effect of dilutive securities:
Stock options and warrants	1,591,480	1,610,573
Weighted average number of shares outstanding used in diluted earnings per share calculation	10,556,220	10,591,091
Diluted net income per common share	$1.35	$0.70

There were no anti-dilutive securities as of December 31, 2005 and 2004.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months ended December 31,
	2005	2004
Cash paid for:
Interest	$321,614	$3,791
Income taxes	$4,770,387	$4,297,032

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2005:

•

Change in unrealized holding gain of $656,383 on the investment in affiliate, net of deferred taxes.

Nine months ended December 31, 2004:

•

Change in unrealized holding gain of $152,375 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes

The provision for income taxes for the periods ended December 31, 2005 and 2004 reflects an effective tax rate of approximately 38%.

J.

License and Distribution Agreements

As of December 31, 2005 and March 31, 2005, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova and Andy Roddick.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. The first watches under this agreement were launched during December 2005.

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

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The Company anticipates that the first products under this agreement will be launched during spring 2006.

Similar to the Company’s other license agreements, the new license agreements require payment of a fixed royalty percentage and spending of minimum amounts for advertising based on sales volume.

K.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005, the Company commenced sales of watches, and anticipates sales of handbags for the spring season, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches during the three and nine month periods ended December 31, 2005 totaled $180,000. Included in inventories at December 31, 2005, is approximately $1,139,000 relating to watches, all of which are finished goods. The Company anticipates preparing full segment disclosure as these operations become more significant.

L.

Legal Proceedings

There are no proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company’s financial position or results of operations.

M.

Facility Acquisition

On July 22, 2005, the Company finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase certain real property in Sunrise, Florida for approximately $14 million. The property, which was intended to be used as the Company’s corporate headquarters and main distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. On December 29, 2005, the Company closed on the Sunrise Facility, financing $12.75 million of the purchase price under a fifteen year conventional mortgage with GE Commercial Finance Business Property Corporation.

As a result of various factors including the Company’s continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms,  management and the Company’s Board of Directors have determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, the Company is negotiating a long-term lease for approximately 200,000 square feet of warehouse space in New Jersey, which would also serve as a backup information technology site if the current Fort Lauderdale, Florida location would encounter unplanned disruptions.

The Company believes that, based on the present commercial real estate market in South Florida, it will be able to sell the Sunrise Facility without incurring a loss, and has placed the property for sale with a real estate broker. On February 3, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million. The purchaser has a fifteen day due diligence period to perform inspections, with closing anticipated on March 20, 2006. Accordingly, the Company has classified the property as “Property held for sale” in the accompanying condensed consolidated balance sheet at December 31, 2005, along with the corresponding mortgage liability.

N.

New Accounting Pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, SFAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

*  *  *  *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ ILIA LEKACH
Ilia Lekach, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. BUTTACAVOLI
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)

Date:  February 9, 2006