Form 10-K
period 2006-03-31
PARLUX FRAGRANCES INC
filed 2006-07-24
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

———————

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	0-15491	22-2562955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

3725 SW 30th Avenue, Ft. Lauderdale, FL  33312

(Address of principal executive offices)(zip code)

(954) 316-9008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (par value $.01 per share)
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of September 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $170,585,000 based on a closing sale price of $29.14 [average bid and asked price] as reported on the National Association of Securities Dealers Automated Quotation System.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2006
Common Stock, $ .01 par value per share	18,154,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held October 13, 2006	Part III

The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

TABLE OF CONTENTS

Page
PART I

Item 1.      Business

1

Item 1A.   Risk Factors

10

Item 2.      Properties

13

Item 3.      Legal Proceedings

13

Item 4.      Submission Of Matters To A Vote Of Security Holders

15

PART II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder Matters

And Issuer Purchases Of Equity Securities

16

Item 6.      Selected Financial Data

17

Item 7.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

17

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk

24

Item 8.      Financial Statements And Supplemental Data

25

Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

25

Item 9A.   Controls And Procedures

25

Item 9B.   Other Information

27

PART III

Item 10.    Directors And Executive Officers Of The Registrant

28

Item 11.    Executive Compensation

28

Item 12.    Security Ownership Of Certain Beneficial Owners And Management

And Related Stock Holder Matters

28

Item 13.    Certain Relationships And Related Transactions

28

Item 14.    Principal Accounting Fees And Services

28

PART IV

Item 15.    Exhibits, Financial Statement Schedules

29

FORWARD-LOOKING STATEMENTS

Certain statements within this Form 10-K, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in this Annual Report of Form 10-K. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.

Item 1.

BUSINESS

Parlux Fragrances, Inc. (the “Company”), was incorporated in Delaware in 1984 and is engaged in the creation, design, manufacture, distribution and sale of prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige segment. Additionally, we distribute certain brands through Perfumania Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which our Chairman and Chief Executive Officer (“CEO”) had a significant shareholder interest and held identical management positions until February 2004, when he sold most of his shares in ECMV to the new majority owners. Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. Mr. Lekach currently maintains an approximate 9% ownership interest in ECMV. We currently maintain an approximate 13% ownership interest in ECMV and accordingly, all transactions with ECMV or Perfumania are treated as “Related Party” transactions. Perfumania is a specialty retailer of fragrances in the United States and Puerto Rico.

During the fiscal year ended March 31, 2006, we engaged in the manufacture (through sub-contractors), distribution and sale of PERRY ELLIS, PARIS HILTON, GUESS?, OCEAN PACIFIC, MARIA SHARAPOVA, and XOXO fragrances and grooming items on an exclusive basis as a licensee. We also have rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market. See “Licensing Agreements” on pages 6-8 for further discussion. Additionally, we previously manufactured, distributed and sold our own brand, CHALEUR D’ANIMALE (“Animale”) fragrance, and FRED HAYMAN BEVERLY HILLS (“FHBH”) fragrances on a worldwide basis. See page 8 for further discussions of transactions relating to the FHBH and Animale brands.

As further discussed below, we have recently expanded our product offerings into cosmetics and the luxury goods market, specifically, watches, handbags, purses, small leather goods, and sunglasses. Such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume.

Our executive offices are located at 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312, our telephone number is (954) 316-9008, and our business internet address is www.parlux.com. Through our business website, under “Corporate”, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. These reports are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under “Corporate Governance”. The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

Recent Developments

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Annual Report as well as comparable share information, have been adjusted to reflect the Stock Split.

On June 30, 2006, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market Listing Qualifications Department that the Company’s failure to timely file its Annual Report on Form 10-K for the year ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). As a result, the Company’s common stock was subject to delisting from Nasdaq National Market at the opening of business on July 11, 2006, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination, which automatically deferred the delisting of our common stock pending the Panel’s review and determination. Parlux’s common stock will continue to be traded on The Nasdaq National Market until the Panel issues a determination and any exception granted by the Panel has expired.

On June 14, 2006, our Board of Directors received an unsolicited letter from our Chairman and CEO, Mr. Ilia Lekach, representing PF Acquisition of Florida LLC (“PFA”), pertaining to the possible acquisition of all of the outstanding common stock of the Company at a proposed price of $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”), representing a premium of 55% over the closing price of our common stock on June 13, 2006. The Proposal was subject to financial and other contingencies, and was referred to the Special Committee of Independent Directors of the Parlux Board of Directors (the “Committee”). On June 20, 2006, the Committee, through their counsel, sent a response to the Proposal, which indicated that the Committee did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein, and requested removal of such as well as a deposit to cover the Company’s expenses that may be required to evaluate the Proposal.

On July 12, 2006, the Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of the Company’s brands, Mr. Lekach was withdrawing the Proposal.

On June 21, 2006, we were served with a shareholder’s class action complaint (the “Class Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by Glen Hutton, purporting to act on behalf of himself and other public stockholders of the Company, and a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the Proposal. The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision.

The Derivative Action names the identical defendants as the Class Action and also relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants.

The Company and the other named defendants engaged experienced Florida securities counsel and intend to respond to the Class Action and the Derivative Action in due course, but based on the allegations in the complaints and the information presently known to the Company, we believe they are without merit.

On July 22, 2005, we finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase for approximately $14 million certain real property in Sunrise, Florida (the “Sunrise Facility”),  approximately ten miles from our current office and distribution center location in Fort Lauderdale. The property, which we intended to use as our corporate headquarters and main distribution center, includes approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. The purchase price included certain office furniture and warehouse packing and conveyor systems. At signing, we paid a deposit of $1 million. On December 29, 2005, we closed on the property acquisition, financing $12.75 million under a fifteen year conventional mortgage with GE Commercial Finance Business Property Corporation at a fixed interest rate of 5.87%.

As a result of various factors including our continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a significant part of our warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, we entered into a five-year lease, commencing approximately August 1, 2006, for 198,500 square feet of warehouse space in Keasbey, New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location were to encounter unplanned disruptions. See “Properties” for further discussion.

On May 15, 2006, we entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006 and the mortgage was repaid.

During the fiscal year ended March 31, 2006, we entered into exclusive worldwide license agreements to develop, manufacture, and distribute cosmetics and handbags, purses, wallets and other small leather goods for Ms. Paris Hilton. We also recently entered into another exclusive license agreement with Ms. Hilton for sunglasses. See “Licensing Agreements” for further discussion. During December 2005, we commenced sales of watches, and during March 2006, we commenced sales of handbags, both under the Paris Hilton brand.

At September 30, 2005, the end of the second quarter of our current fiscal year, our market capitalization exceeded $75 million, and as such, we became an accelerated filer under Rule 12b-2 of the Exchange Act of 1934, as amended. Under Section 404 of the Sarbanes-Oxley Act of 2002, as an accelerated filer, we are required to perform an assessment of, and complete testing on, our internal controls over financial reporting and report our conclusions on the effectiveness of such controls for the first time at the end of our current fiscal year which ended March 31, 2006. In addition, our independent registered public accounting firm must assess management’s process for evaluating and testing its internal controls, as well as perform their own testing and report on their conclusions.  See Item 9A for further discussion.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal 2006, we completed the design process for 360 BLACK, for both women and men (new products under the PERRY ELLIS brand), which launched in winter 2005, PARIS HILTON “Just Me” for both women and men, which launched in winter 2005, GUESS? for both women and men, which launched in summer 2005 and spring 2006, respectively, and Maria Sharapova for women, which launched in summer 2005.

During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales in a given year:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
PERRY ELLIS	41%	75%	81%
PARIS HILTON	41%	11%	—
GUESS?	12%	—	—
OCEAN PACIFIC	4%	11%	13%

Under a separate license agreement, we developed a line of “limited edition” watches under the Paris Hilton brand which were introduced during the 2005 holiday season. We are working closely with several watch manufacturers to establish products at different price levels. The initial “limited edition” products retail at prices ranging from $100,000 to $150,000. A “fashion watch” is now available for sale, and retails at prices ranging from $85 to $200 per item. We anticipate selling the “fashion watch” directly to U.S. department store customers through our own sales force and will continue to enter into distribution agreements for international markets.

In addition, we entered into various distribution agreements in connection with our license with Ms. Hilton for handbags, purses, wallets, and other small leather goods, which recently commenced shipments in the U.S. Launches are anticipated internationally over the next few months. We are currently analyzing different options for cosmetics and sunglasses under agreements with Ms. Hilton, to determine the most efficient and profitable method to produce and distribute such products.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,000 retail outlets in the United States. Additionally, we sell a number  of our products to Perfumania, which is a specialty retailer of fragrances with approximately 240 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico (see “Customers” section for further discussion).

We have a distribution agreement with an unrelated third party to market and distribute handbags in the United States, and we anticipate utilizing a combination of our own sales force and independent commissioned sales representatives to reach the market for watches and sunglasses.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Sales to unrelated international customers amounted to approximately 69%, 67%, and 75% of our total net sales to unrelated customers during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

We advertise directly, and through cooperative advertising programs in association with major retailers, in fashion media on a national basis and through retailers’ statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See “Licensing Agreements” and Note 8(B) to the Consolidated Financial Statements.

Raw Materials

Raw materials and components (“raw materials”) for our fragrance products are available from sources in the United States, Europe, and the Far East. We source the raw materials, based on our estimates of anticipated needs for finished goods, from independent suppliers, which are delivered directly to third party contract manufacturers who produce and package the finished products. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We anticipate purchasing almost all of our watch and handbag finished products from the Far East. We believe we have good relationships with all of our manufacturers and that there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

Seasonality

Typical of the fragrance industry, we have our highest sales as our customers purchase our products in advance of the Mother’s and Father’s Day periods and the calendar year end holiday season.  Lower than projected sales during these periods could have a material adverse effect on our operating results.

Industry Practices

It is an industry practice in the United States for businesses that market fragrances to department stores to provide the department stores with rights to return merchandise. Our fragrance products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale based on historical return patterns. We believe that such reserves and allowances are adequate based on past experience; however, no assurance can be made that reserves and allowances will continue to be adequate or that returns will not increase. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced when such fact becomes known.

Customers

We concentrate our fragrance sales efforts in the United States in a number of regional department store retailers including, among others, Belk, Bon Ton, Boscovs, Carson’s, Famous Barr, Filene’s, Foley’s, Hecht’s, J.C. Penney, Lord & Taylor, Macy’s, Parisians, Marshall Fields, Robinsons, and Stage Door. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta, as well as the GUESS? And Perry Ellis retail stores. Retail distribution has been targeted by brand to maximize potential revenue and minimize overlap between each of these distribution channels.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia, including a related party for the Mexican market. These distributors sell our products to the local department stores as well as to numerous perfumeries in the local markets. Some of these distributors will also sell our watches, handbags and sunglass products, and we continue to negotiate agreements with new distributors who specialize in such products.

During the fiscal years ended March 31, 2006, 2005 and 2004, we had net sales of $23,517,313, $35,330,772 and $31,964,407, respectively, to Perfumania, which represented 13%, 35% and 40%, respectively, of our net sales for the periods. Perfumania is one of our largest customers and transactions with them are closely monitored by our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 240 retail outlets and our terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are net ninety days, for over ten years, the Board of Directors has granted longer payment terms taking into consideration the factors discussed above. Our Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit.

Net trade accounts receivable owed by Perfumania to us amounted to $8,506,303, $8,566,939 and $10,890,338 at March 31, 2006, 2005 and 2004, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by our Board of Directors. See “Liquidity and Capital Resources” for further discussion of this receivable.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 28, 2006, reflect pre-tax income of approximately $6.6 million compared to $3.3 million in the prior year. We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivable. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2006 and 2005. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

We own 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying consolidated balance sheets. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share ($4,764,073 or $12.60 per share as of March 31, 2005), based on the quoted market price of the shares. Our adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as another-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

As of July 21, 2006, the fair market value of the investment in ECMV was $5,104,364 ($13.50 per share).

Foreign and Export Sales

During the years ended March 31, 2006, 2005, and 2004, gross sales to unrelated international customers were approximately $77,681,000, $31,619,000, and $28,356,000, respectively. During the fiscal year ended March 31, 2004, we increased our attention to the Mexican marketplace and engaged a distributor for Mexico in lieu of a commissioned representative. The Mexican distributor is owned and operated by individuals related to our Chairman and Chief Executive Officer. Sales to this distributor during the fiscal years ended March 31, 2006, 2005 and 2004, which are included in related party sales, amounted to approximately $12,734,000, $9,000,000 and $3,966,000, respectively, and are in addition to the sales to unrelated international customers noted above.

Licensing Agreements

See “The Products” on page 3 for further discussion of the relative importance of our license agreements.

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

PARIS HILTON: On May 4, 2004, we entered into a letter of intent with Ms. Paris Hilton (“PH”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), which expires on June 30, 2009. The agreement is renewable for an additional five-year period. The first PH women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” launched during spring 2006.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. We anticipate the first cosmetics under this agreement will be launched during fall 2006.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. We anticipate the first products under this agreement will be launched during summer 2006.

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period. We anticipate the first sunglasses under this agreement will be launched during spring 2007.

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

Under the GUESS? Agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume. The first GUESS? Women’s fragrance was launched during July 2005, which was followed by a launch of a men’s fragrance in March 2006.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for an additional three-year period. We have six additional three-year renewal options, of which the first two contain automatic renewals at our option, and the last four require the achievement of certain minimum net sales. The license requires the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, we paid Victory approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled. The value allocated to the licensing rights was $5,800,000.

Victory had previously entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004. The term of the Fragrance License continues through June 30, 2007, and is renewable for an additional three-year period. Under the Purchase Agreement, Victory assigned its rights, and we assumed the obligations, under the Fragrance License, which requires the payment of a royalty and minimum spending for advertising.

During June 2006, we extended the contract through June 30, 2010 and negotiated renewal terms which, among other items, reduced minimum royalty requirements.

MARIA SHARAPOVA: On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period. The first fragrance under this agreement was launched in September 2005. Under the Sharapova agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

ANDY RODDICK: On December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on September 30, 2009 and is renewable for an additional three-year period. We anticipate that the first fragrance under this agreement will be launched during fall 2006. Under the Roddick agreement, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

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

FRED HAYMAN: In June 1994, we entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted us an exclusive royalty free 55-year license to use FHBH’s United States Class 3 trademarks Fred Hayman®, 273®, Touch®, With Love® and Fred Hayman Personal Selections® and the corresponding international registrations. There are no minimum sales or advertising requirements.

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense is for five years, renewable every five years at the sublicensee’s option.

The Sublicense excluded the right to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales.

JOCKEY INTERNATIONAL: On March 23, 2001, we entered into an exclusive worldwide licensing agreement with Jockey International, Inc. (“Jockey”), to manufacture and distribute men’s and women’s fragrances and other related products under the Jockey® label. The initial term of the agreement extended through December 31, 2004, with three (3) three-year renewal options. The license required the payment of royalties, which declined as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. We launched Jockey fragrances for women and men during the first calendar quarter of 2002. We did not exercise the renewal option as market penetration of the brand did not meet our expectations. We have no further liability under the Jockey agreement.

ROYAL COPENHAGEN: On September 1, 2003, the Company entered into an agreement with Five Star Fragrances Company, Inc. (“Five Star”), to market and distribute Royal Copenhagen fragrance products to the U.S. department store market. The original term of the agreement is for three years, with an option to renew for one additional year. Five Star has elected to terminate the agreement as of July 31, 2006. There are no royalties, sales minimums or advertising commitments under this agreement. In accordance with the terms of the agreement, Five Star is required to repurchase all of our unsold Royal Copenhagen inventory at our cost.

We believe we are in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

Trademarks

We have exclusive licenses, as discussed above, to use trademark and tradename rights in connection with the packaging, marketing and distribution of our products, both in the United States and internationally where such products are sold. See “The Products” on page 3 for further discussion of the relative importance of these licenses.

In addition, we own the worldwide trademark and distribution rights to LIMOUSINE fragrances. There are no licensing agreements requiring the payment of royalties to us for this trademark. We have not distributed fragrance products under the LIMOUSINE brand since fiscal 1998, nor do we anticipate distribution in the near future.

On January 16, 2003, we entered into an agreement with the Animale Group, S.A., to sell the inventory, promotional materials, molds, and trademarks relating to the Animale brand (we owned the worldwide trademarks and distribution rights prior to the sale) for $4,000,000, which closely approximated the brand’s net book value at the date of sale. At closing, the purchaser paid $2,000,000 in cash and provided a $2,000,000 note payable in twelve equal monthly installments of $166,667, plus interest at prime plus 1%, through January 31, 2004. The note was repaid in full in accordance with its terms.

As part of the agreement we retained the right to sell Chaleur d’Animale, the Animale brand’s newest product introduction, and maintained the rights to manufacture and distribute this product line, on a royalty-free basis, until January 2005, at which time we destroyed all remaining inventory (which amount was not significant) and wrote off intangibles relating to this brand, which had been fully amortized.

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

In connection with our PH fashion watch business, we will provide a one-year warranty on the watch mechanism and anticipate that repair service would be handled by an outside third party, as necessary. We could also opt to replace the watch if we consider this action to be more cost beneficial.

Government Regulations

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act (the “FDC Act”). A fragrance must comply with the labeling requirements of the FDC Act as well as the Fair Packaging and Labeling Act and its regulations. Under U.S. law, a product may be classified as both a cosmetic and a drug. If we produce such products, there would be additional regulatory requirements for products which are “drugs” including additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

Effective March 11, 2005, we were required to comply with the labeling, durability and non-animal testing guidelines from the European Cosmetic Toiletry and Perfumery Association (“COLIPA”) Amendment No. 7, to distribute our products in the European Union (“EU”). We have created “safety assessor approved” dossiers for all our products to be distributed in the EU, and have filed such documentation both domestically and with our agent in France. In addition to the EU specific requirements, we comply with all other significant international requirements.

Competition

The market for fragrance and beauty related products is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our fragrance products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us. There are also companies, which are substantially larger and more diversified (the September 2005 issue of “WWD Beauty Biz” lists the 70 largest companies in the world ranked by total beauty sales. The top 26 companies in the listing have sales levels exceeding $1 billion, with the 70th largest at $128 million) and which have substantially greater financial and marketing resources than us, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2006, we had a total of 144 full-time and part-time employees, all of which were located in the United States. Of these, 57 were engaged in worldwide sales activities, 57 in operations, marketing, administrative and finance functions and 30 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives, as well as temporary agency personnel to assist with seasonal distribution requirements.

We have a 401-K Plan covering substantially all of our employees. We match 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.

Item 1A.

RISK FACTORS

The following is a discussion of some of the risk factors relating to our business:

If we lose our key personnel, or fail to attract and retain additional qualified experienced personnel, we will be unable to continue to develop our prestige fragrance products and attract and obtain new licensing partners.

We believe that our future success depends upon the continued contributions of our highly qualified sales, creative, marketing, and management personnel and on our ability to attract and retain those personnel. These individuals have developed strong reliable relationships with customers and suppliers. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified managerial personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified managerial personnel in the future, and our failure to do so would limit the growth potential of our business and potential licensing partners may not be as attracted to our organization.

If the appeal of one of our celebrities would diminish, it could have a material adverse affect on future sales of that specific celebrity-branded fragrance.

During the last two fiscal years, we have entered into various license agreements with celebrities (entertainers or athletes) to develop, manufacture and distribute products under their names (see “Licensing Agreements” for further discussion). These agreements require substantial royalty commitments. During the year ended March 31, 2006, licensed Paris Hilton brand products generated approximately $76 million in gross sales. If a celebrities’ appeal would diminish, it could result in a material reduction in our sales of such products, adversely affecting our profitability and operating cash flows.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn, terrorism threats, or other external factors.

We believe that consumer spending on fragrance and other accessory products is influenced more than average by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of declines in sales during economic downturns, or in the event of terrorism or diseases affecting customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, its profitability or operating cash flows.

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The fragrance and cosmetic industry is highly competitive and at times changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige fragrance companies, some of whom have significantly greater resources than we have. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. In addition, these factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The continued consolidation of the U.S. department store segment, and the transition period after such consolidation, could have a material adverse effect on our sales and profitability.

Over the last few years, the United States department store market has encountered a significant amount of consolidation, the most recent of which was the merger of Federated Department Stores and May Corp. Such mergers and consolidations have resulted in store closings, increased inventory management as well as changes in administrative responsibilities. This transition, if not completed smoothly, could have a material adverse effect on our sales and profitability.

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development.

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

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

As with fragrances and cosmetics, the accessories market is highly competitive and also changes rapidly due to consumer preferences and industry trends. In addition, we do not have the extent of experience in this market segment as we do in fragrances. We may have difficulty in sourcing these accessory items, all of which will be manufactured by independent third parties, and may not meet the quality standards expected by the licensor and/or the consumer. Additionally, the consumer awareness and positive imagery of the licensor could be impacted by adverse publicity, which could negatively impact retailer and consumer attitudes. Our lack of experience in this highly competitive market could result in a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

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

Any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. Under our license agreement with GUESS?, we are responsible for monitoring for infringement of the GUESS? Intellectual property rights. We must take action, at our cost, to stop minor infringement, and may be liable to share a significant portion of the total cost, with GUESS?, to stop substantial infringement.

We may unknowingly infringe on others’ intellectual property rights which could result in litigation.

We may unknowingly produce and sell products in a country where another party has already obtained intellectual property rights. One or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and continue to sell products in the worldwide marketplace and may require the destruction of inventory produced under the infringed name, both of which would adversely affect profitability, and, ultimately operating cash flow.

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

We do not have long-term or exclusive contracts with any of our customers and generally do not maintain long-term or exclusive contracts with our suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. The loss of key suppliers or customers, Perfumania and other related parties (see Note 2 to the accompanying consolidated financial statements for further discussion), or a change in our relationship with them, could result in supply and inventory interruptions and reduced sales, profitability, and operating cash flows.

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

We currently have one distribution facility, which is located in south Florida. We recently entered into an additional lease to relocate certain of our fragrance distribution functions to New Jersey, which is closer to where our fragrance products are filled and packaged. The loss of, or any damage to our current or future facilities, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as hurricanes or other natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of ninety days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

Our quarterly results of operations could fluctuate significantly due to retailing peaks related to gift giving seasons and delays in new product launches, which could adversely affect our stock price.

We may experience variability in net sales and net income on a quarterly basis as a result of a variety of factors, including timing of customer orders and returns, sell-through of our products by the retailer to the ultimate consumer or gift giver, delays in new product launches, as well as additions or losses of brands or distribution rights. Any resulting material reduction in our sales could have an adverse effect on our business, its profitability and operating cash flows, and correspondingly, the price of our common stock.

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our business strategy contemplates the continued increase of our portfolio of owned or licensed brands and distributed brands. Our future expansion through acquisitions or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, or acts of war or terrorism, or epidemics such as Bird Flu or Severe Acute Respiratory Syndrome, could result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating cash flow.

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

Complying with the Sarbanes-Oxley Act of 2002 may result in substantial costs and utilization of Company resources.

At September 30, 2005, the end of the second quarter of our current fiscal year, our market capitalization exceeded $75 million, and as such, the Company became an accelerated filer under Rule 12b-2 of the Exchange Act of 1934, as amended. Under Section 404 of the Sarbanes-Oxley Act of 2002, as an accelerated filer, the Company is required to perform an assessment of, and complete testing on, its internal controls over financial reporting  and report its conclusions on the effectiveness of such controls for the first time at the end of our current fiscal year which ended March 31, 2006. In addition, the Company’s independent registered public accounting firm must assess management’s process for evaluating and testing its internal controls, as well as perform their own testing and report on their conclusions. The cost of such compliance could result in a reduction in profitability as well as distraction to management and employees from performing their day-to-day activities.

Item 2.

PROPERTIES

Our corporate headquarters and distribution center is located in a 100,000 square foot leased facility in Fort Lauderdale, Florida. The current annual lease cost of the facility is approximately $824,000, with the lease expiring on September 2006. During May 2006, we entered into a new five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $865,000, increasing approximately 2% per annum. We have an option to extend the lease for an additional five-year period with minimal rent escalations of approximately 2% per annum.

In May 2004, we leased an additional 38,000 square feet of warehouse space in Fort Lauderdale at a monthly cost of approximately $23,000. In June 2005, we leased an additional 23,000 square feet of warehouse space in the same building at a monthly cost of $21,600. Both leases expired on December 31, 2005, but were renewed through June 30, 2006, at a monthly cost of approximately $49,000 with the 38,000 square foot facility further renewed through November 2006 at a monthly cost of approximately $36,000.

In April 2005, we leased an additional 26,400 square feet of warehouse space in Fort Lauderdale at a monthly cost of approximately $17,000. The lease expired in June 2005 and we moved to the 23,000 square feet warehouse space discussed above.

On April 17, 2006, we leased an additional 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease, which commences with the landlord’s obtaining a certificate of occupancy currently anticipated August 1, 2006, is for a five-year term, has an initial annual cost of approximately $1,443,000, with minimal increases after the second and fourth year of the lease. We anticipate relocating a significant part of our fragrance warehousing and distribution activities to this facility, as well as establishing a backup information technology site in case of an unplanned disruption in our South Florida facility.

See “Recent Developments” for discussion of the Sunrise facility which was sold on June 21, 2006.

Item 3.

LEGAL PROCEEDINGS

On June 21, 2006, we were served with a shareholder’s class action complaint (the “Class Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by Glen Hutton, purporting to act on behalf of himself and other public stockholders of the Company, and a stockholder derivative action (the

“Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC, which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the stock split discussed below) per share in cash (the “Proposal”). The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision.

The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants.

The Special Committee of Independent Directors of the Board (the “Committee”), has responded to the Proposal. The Company and the other named defendants engaged experienced Florida securities counsel and intend to respond to the Class Action and the Derivative Action in due course, but based on the allegations in the complaints and the information presently known to the Company, we believe they are without merit.

On July 12, 2006, the Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of the Company’s brands, Mr. Lekach was withdrawing the Proposal.

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

The Company and its Board of Directors engaged experienced Florida securities counsel to vigorously defend the action. A Motion to Dismiss the action was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004, and the Complaint was dismissed, without prejudice. The Court suggested that the Plaintiffs serve a demand upon the Company to examine the issues alleged in the Complaint rather than file an Amended Complaint, and gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004.

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

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any actions for shareholders’ approval during the quarter ended March 31, 2006 or through July 21, 2006.

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

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All share and per share information has been retroactively adjusted to reflect the Stock Split.

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2006 through June 30, 2006. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Common Stock
Fiscal Quarter	High	Low
Fourth (Jan./Mar.) 2004	6.865	2.280
First (April/June) 2004	6.045	3.575
Second (July/Sept.) 2004	6.745	4.025
Third (Oct./Dec.) 2004	12.205	6.255
Fourth (Jan./Mar.) 2005	13.920	9.650
First (April/June) 2005	15.050	7.425
Second (July/Sept.) 2005	17.255	13.745
Third (Oct./Dec.) 2005	16.000	10.985
Fourth (Jan./Mar.) 2006	19.240	14.410
First (April/June) 2006	16.295	8.755

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividend in the near future. Our loan agreement restricts payment of dividends without prior approval.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$ —	631,726
Equity compensation plans not approved by security holders(2)	3,440,000	$1.09	0
Total	3,440,000	$1.09	631,726

———————

(1)

See Note 10 to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s stock option plans.

(2)

See Note 8(D) to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s options and warrants granted in connection with employment and consulting arrangements.

We did not repurchase any of our common stock during the quarter ended March 31, 2006. On August 16, 2004, the Company received approval from its lender to repurchase up to $8 million in share value. As of March 31, 2006, we had approximately $2.7 million remaining for repurchase. See “Liquidity” and “Capital Resources” for further discussion.

Item 6.

SELECTED FINANCIAL DATA

The following data has been derived from audited consolidated financial statements, adjusted for the Stock Split. Consolidated balance sheets at March 31, 2006 and 2005, and the related consolidated statements of income and of cash flows for each of the three years in the period ended March 31, 2006 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

		For the Year Ended March 31,
	2006	2005	2004	2003	2002
		(in thousands of dollars, except per share data)
Net sales	$182,237	$100,361	$80,581	$72,254	$70,489
Costs/operating expenses	146,166	82,941	70,268	66,409	74,356
Operating income (loss)	36,071	17,420	10,313	5,845	(3,867)
Net income (loss)	22,736	10,824	6,268	5,474	(5,655)
Income (loss) per share:
Basic	$1.27	$0.61	$0.40	$0.28	$(0.29)
Diluted (1)	$1.08	$0.52	$0.33	$0.27	$(0.29)

———————

(1)

The calculation of diluted loss per share was the same as the basic loss per share for fiscal 2002 since inclusion of potential common stock in the computation would be antidilutive.

			At March 31,
	2006	2005	2004	2003	2002
		(in thousands of dollars)
Current assets	$153,940	$73,762	$63,385	$54,875	$61,531
Current liabilities	71,068	13,192	9,505	15,219	23,869
Working capital	82,872	60,570	53,880	39,656	37,662
Trademarks and licenses, net	12,120	13,203	7,945	8,231	9,535
Long-term borrowings, net	—	—	—	102	962
Total assets	167,292	88,276	72,467	66,672	73,497
Total liabilities	73,578	14,895	11,226	16,379	25,573
Stockholders’ equity	93,714	73,381	61,240	50,293	47,924

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

Accounting for Intangible Assets. The value of our intangible assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review intangible assets for impairment using the guidance of applicable accounting literature. Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant most of our unrelated U.S. department store customers the right to return product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in customer demand. Based upon this information, we provide an allowance for sales returns. It is generally after the specific gift-giving season (Mother’s Day, Christmas, etc.) that our  customers request approval of the return for unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the provision for returns and additional allowances in any particular period may be needed, if actual returns received exceeds estimates, reducing net income or increasing net loss.

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

Property Held for Sale. We consider property to be held for sale when management and the Board of Directors approve and commit to a formal plan to actively market and dispose of the property. Upon designation as held for sale, the carrying value of the property is recorded at the lower of its carrying value or its estimated fair value, less costs to sell. We cease to record depreciation expense at that time. The asset, as well as any borrowings related thereto, is classified as current in the accompanying consolidated balance sheet.

Income Taxes and Valuation Reserves. If warranted, we record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing the valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period of such determination.

Stock-Based Compensation. We account for our compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding net income and net income per share is required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition Disclosure. This information is contained in Note 1(U) to our consolidated financial statements. The fair values of options and shares issued pursuant to our plans at each grant date were estimated using the Black-Scholes option pricing model.

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

The valuation model and amortization assumption used by us continues to be available. SFAS No. 123(R) will be effective for the Company beginning with the year starting April 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have decided to adopt prospectively, and will continue to utilize the current Black-Scholes option-pricing model. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006 was not material to our results of operations or financial position. See Note 1(U) to our consolidated financial statements for the pro forma effect for the each of the years presented, using our existing valuation and amortization assumptions.

Since April 2005 we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies. The policy relating to “Property Held for Sale” was established in connection with the proposed sale of the Sunrise facility. See Note 5 to our consolidated financial statements for further discussion.

New Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, SFAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on the Company’s consolidated financial statements.

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

In addition, certain U.S. department store retailers have recently consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to affect our sales in the short term.

Results of Operation

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold as compared to our allocating only a portion of these distribution costs to costs of goods sold and including the remaining unallocated amounts as selling and distribution expenses.

Comparison of the year ended March 31, 2006 with the year ended March 31, 2005

During the fiscal year ended March 31, 2006, net sales increased 82% to $182,236,594 as compared to $100,360,981 for the prior year. The increase was mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the initial shipment in September 2005 of the second Paris Hilton fragrance for women, “Just Me” and December 2005 of “Just Me” for men, generating $76,339,381 in gross sales for the entire Paris Hilton fragrance brand during the current year (excluding $370,000 and $73,420 in Paris Hilton brand watch and handbag sales, respectively) as compared to $11,032,795 for the same period in the prior year; (2) the launch of GUESS? women’s fragrance during June 2005, and men’s fragrance during March 2006, which provided a total of $21,965,350 in gross sales; (3) $2,376,097 in gross sales of XOXO brand products, which license was acquired during January 2005, as compared to gross sales of $1,337,642 during fiscal 2005; and (4) the initial shipments in September 2005 of Maria Sharapova women’s fragrance, which provided gross sales of $2,066,687. The increase was partially offset by a reduction in gross sales of Ocean Pacific (“OP”) brand products, since no major launches were introduced during the current period pending strategic direction from OP’s new owner, Warnaco, who acquired the OP brand during 2005, and a slight reduction in gross sales of Perry Ellis brand products from $77,863,454 to $77,460,199.

Net sales to unrelated customers increased 136% to $111,779,850, compared to $47,449,801 for the prior year, mainly as a result of increases in Paris Hilton and GUESS? brand sales discussed above in the amount of $44,777,045 and $19,271,274, respectively, and an increase in Perry Ellis brand gross sales of $3,569,757, partially offset by the reduction of $2,668,239 in OP brand sales. Sales to related parties increased 33% to $70,456,744 compared to $52,911,180 in the prior year, mainly as a result of increases in the amount of $20,529,541 and $2,694,076 in Paris Hilton and GUESS? brand sales, respectively, partially offset by reductions of $3,973,012 and $1,866,748 in Perry Ellis and OP brand sales, respectively. We expect that sales growth to unrelated customers in the upcoming fiscal year will continue to outpace those of related customers with the further roll out of our Paris Hilton and GUESS? fragrance products, which should continue to have initially a higher percentage of sales to unrelated customers. However, the extent of the increases will be limited by the U.S. department store consolidations and their inventory control measures discussed above.

Our overall cost of goods sold decreased as a percentage of net sales to 43% for the fiscal year ended March 31, 2006 compared to 45% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 41% and 45%, respectively, for the current period, as compared to 43% and 47%, respectively, for the same period in the prior year. The reduction in cost of goods as a percentage of net sales is due primarily to the shipment of Paris Hilton and GUESS? products to unrelated parties, including U.S. department stores, where our margins are significantly higher. As noted below, these improved margins were partially offset by increased in-store advertising and promotional spending, both of which we expect to continue.

Operating expenses increased by 82% compared to the prior year from $37,543,482 to $68,492,416, increasing as a percentage of net sales from 37% to 38%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses more than doubled to $38,977,490, compared to $18,528,907 in the prior year, increasing as a percentage of net sales from 18% to 21%. The current year includes approximately $19,659,000 and $10,296,000 of promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men and the GUESS? women’s and men’s fragrance launches, respectively, which substantially exceed required promotional spending under these two license agreements. We anticipate that increased promotional spending for these two brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 23% to $9,489,889 compared to $7,707,435 in the prior year, decreasing as a percentage of net sales from 8% to 5%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. General and administrative expenses increased 16% compared to the prior year, from $6,100,017 to $7,077,678, while decreasing as a percentage of net sales from 6% to 4%. The increase was mainly attributable to increases in audit and professional fees in connection with the first year of Sarbanes Oxley implementation, health and property insurance, and personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased 54% during the current year from $1,266,652 to $1,946,545. A full year’s amortization of intangibles relating to the January 2005 XOXO license acquisition (See Note 8B to the consolidated financial statements for further discussion) was offset by a reduction in depreciation for certain fully depreciated molds and equipment. Royalties increased 179% in the current period from $3,940,471 to $11,000,814, increasing from 4% to 6% of net sales, in line with license requirements for the current sales mix and minimum royalties for certain brands.

As a result of the above factors, operating income increased to $36,071,313 or 20% of net sales for the current year, compared to $17,419,941 or 17% of net sales for the prior year. Net interest expense was $607,526 in the current period as compared to net interest income of $146,593 for the same period in the prior year as we used our line of credit to finance the increase in receivables and inventory in support of our continuing sales growth.

Income before taxes for the current year was $35,491,576 compared to $17,560,617 in the prior year. Giving effect to the tax provision, which reflects an effective rate of approximately 36%, we earned net income of $22,735,776 or 12% of net sales for the current year compared to $10,824,256 or 11% of net sales in the prior year. The approximate 2% reduction from the 38% effective income tax rate in the prior year was mainly attributable to the increase in international sales activity, resulting in additional foreign source income excludable for federal income tax purposes. This tax benefit has been phased out for the year ending March 31, 2007, replaced by new provisions based on manufacturing criteria. We are currently analyzing the new tax law, but have not as yet concluded on its applicability to the Company.

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

Liquidity and Capital Resources

Working capital increased to $82,872,508 as of March 31, 2006, compared to $60,570,303 at fiscal year ended March 31, 2005, primarily as a result of the current period’s net income partially offset by the approximate $1 million unfinanced portion of the Sunrise Facility and the purchase of treasury stock discussed below.

During the year ended March 31, 2006, net cash used in operating activities was $16,397,015 compared to $14,280,497 provided by operating activities during the prior year.  The decrease was mainly attributable to the increase in trade receivables and inventory to support the increased sales generated from the Paris Hilton and GUESS? brands, offset by the increase in accounts payable.

Net cash used in investing activities increased from $1,960,081 to $23,816,564 in the current year, due to the release of approximately $4,162,669 of restricted cash resulting from our full pay down on our credit facility in the prior year, the re-establishment of $7,966,720 restricted cash pending transfer to our lender as of March 31, 2006 and the purchase of the Sunrise Facility for $14,018,238. In addition, collection of $1,708,511 of notes receivable from unrelated parties, in accordance with their terms, occurred during the prior year, as well as payments totaling $7,459,377 in connection with the XOXO acquisition.

Net cash provided by financing activities was $27,897,089 compared to a use of $611,602 in the prior year. The increase was attributable to the drawdown of $19,081,787 under our line of credit to partially finance the increase in trade accounts receivable and inventory discussed above and the $12,750,000 mortgage on the Sunrise Facility, offset by an additional $2,453,030 of treasury stock purchases during the current year compared to the prior year.

As of March 31, 2006 and 2005, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2006	2005
Trade accounts receivable:
Unrelated (1)	85	68
Related:
Perfumania	132	89
Other related	49	—
Total	82	63

Inventories	326	263

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $3,988,000 and $2,128,000 in 2006 and 2005, respectively.

The increase in the number of days from 2005 to 2006 for unrelated customers was mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 75 and 90 days during fiscal 2007.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note 2 to the accompanying consolidated financial statements for further discussion of our relationship with Perfumania). We are currently discussing with Perfumania their anticipated payments for the upcoming financial year which management expects will reduce their trade receivable balance and the number of days outstanding by March 31, 2007. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

The lead time for certain of our raw materials and components inventory (up to 120 days), requires us to maintain a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit, we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. Due to the significant number of new product launches during the fiscal year, the number of days sales in inventory has increased. The increase in the number of days from 2005 to 2006 would have been reduced by 24 days if approximately $3.0 million and $2.2 million of inventory related to GUESS? for men and Paris Hilton brand watches, respectively, which products are just launching, were excluded.

As of December 31, 2002, we had repurchased, under all phases of our common stock buy-back program, a total of 8,018,291 shares at a cost of $22,116,995. On February 6, 2003, we received approval from our lender to purchase an additional 2,500,000 shares not to exceed $7,500,000, which was ratified on February 14, 2003, by our Board of Directors (the “Board”). As of March 31, 2004, we repurchased, in the open market, an additional 2,162,564 shares at a cost of $7,109,305 under this approval.

On August 6, 2004, the Board approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of March 31, 2006, we had repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through March 31, 2006.

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

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000, with an additional $5,000,000 available at our option, while extending the maturity to July 20, 2008. The interest was reduced to LIBOR plus 2.00% or .25% below the prime rate. During May 2006, we exercised our option and increased the line to $35,000,000.

At March 31, 2006, based on the borrowing base at that date, the credit line amounted to $30,000,000, of which $19,081,787 was outstanding. Accordingly, we had $10,918,213 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2006, $7,966,720 was on deposit with our bank pending transfer.

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

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility. See Note 5 to the consolidated financial statements for further discussion. The mortgage was repaid in connection with the June 21, 2006 sale of the property.

In connection with our new distribution facility in New Jersey, we anticipate purchasing equipment and leasehold improvements of approximately $3 million, the majority of which will be financed through capital leases over a 36-month period.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2006 (in 000’s):

	For the Year Ending March 31,
Type of Obligation	2007	2008	2009	2010	2011	Thereafter	Total
Operating Lease Obligations	$1,341	$1,070	$1,021	$1,034	$1,054	$512	$6,032
Mortgage Payable on Property Held for Sale (1)	12,661						12,661
Line of Credit	19,082						19,082
Purchase Obligations (2)	81,176						81,176
Advertising Obligations (3)	34,417	35,793	38,308	33,525	29,904		171,947
Other Long-term Obligations (4)	8,219	7,911	9,005	7,886	6,446	630	40,097
	$156,896	$44,774	$48,334	$42,445	$37,404	$1,142	$330,995

———————

(1)

Included in 2007 as the Sunrise Facility was sold on June 21, 2006, and the mortgage was repaid.

(2)

Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.

(3)

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

(4)

Consists of guaranteed minimum royalty requirements under our licensing agreements.

Off-Balance Sheet Arrangements

As of March 31, 2006 we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of Canada, we sell our products worldwide with all such sales being denominated in United States dollars. As a result, we are not at risk to foreign exchange translation exposure, other than with our Canadian distributor where we assume such risk. During the fiscal years ended March 31, 2006 and 2005, we recorded foreign exchange gains (losses) of $27,789 and $(5,917), respectively, relating to sales/collection activity with our Canadian distributor. We believe a hypothetical 10% change in the exchange rate between the U.S. dollar and Canadian dollar would not have a material effect on our consolidated statement of income.

We could, however, be subject to changes in political and economic conditions in the countries in which we are represented internationally. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity And Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. When borrowing for our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2006 and 2005, the primary source of funds for working capital and other needs was our $30 million line of credit ($20 million in 2005).

The line of credit bears interest at a floating rate of prime less .25%. We believe a hypothetical 10% adverse move in interest rates would increase future annual interest expense by approximately $0.3 million.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and supplemental data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1 and is incorporated herein by reference.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that material weaknesses existed in our internal controls over financial reporting and consequently our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

In light of the material weaknesses described below, in preparing our financial statements at and for the fiscal year ended March 31, 2006, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1.

Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-K, mainly as a result of the new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below.

2.

Lack of sufficient resources to provide for suitable segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness No. 1 above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization affecting inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the rapid growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

3.

Inadequate access controls with regard to computer master file information. Specifically, certain of the Company’s personnel in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval. The internal controls were not adequately designed. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

4.

Inadequate controls over the processing of certain credits to accounts receivable. The Company receives charge-backs from its U.S. department store customers for a variety of items. Certain charge backs relating to demonstration costs, although supported by store sell-through information, were recorded by accounts receivable personnel without additional approval. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

5.

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses. Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

6.

Inadequate controls over the processing of adjustments to accounts payable. The internal controls over accounts payable, including vendor rebates, were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were processed without proper approval, or the Company’s procedures did not specifically document the approvals that would be required. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

Changes In Internal Control Over Financial Reporting – Management’s Remediation Of The Material Weaknesses.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:

1.

The Company is in the process of hiring experienced financial personnel to assume certain of the responsibilities presently performed by the Chief Financial Officer. In addition, commencing with the preparation of the Company’s March 31, 2006 financial statements, management has developed an Audit Committee review file which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual Report on Form 10-K and includes memoranda and supporting documentation for all significant areas where estimates and potential management override exist.

2.

The Company is in the process of hiring additional employees in finance and accounting, and has restricted certain responsibilities within accounts payable, accounts receivable and inventory in order to segregate incompatible functions.

3.

The Company has implemented procedures whereby computer generated reports will be prepared, on a daily basis, listing all changes to the accounts payable and accounts receivable master files. These reports will be reviewed by designated employees independent of these departments.

4.

The Company has implemented procedures whereby all charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

5.

The Company is enhancing its procedure documentation in the accounts payable area and is in the process of implementing procedures whereby a listing of budgeted advertising will be reviewed as part of the month end closing process to determine that billings for such services have been received or accrued during that reporting period.

6.

The Company is in the process of documenting specific procedures for processing adjustments to accounts payable, which will include all potential credits thereto.

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

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

4.33

Mortgage and Security Agreement, dated as of December 29, 2005, between the Company and GE Commercial Finance Business Property Corporation (incorporated by reference to Exhibit 4.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on February 8, 2006 (the “December 31, 2005 Form 10-Q”)).

4.34

Amendment No. 5 to Revolving Credit and Security Agreement, dated as of January 10, 2006, between the Company and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 4.34 to the Company’s December 31, 2005 Form 10-Q).

10.1

Stock Option Plan (incorporated by reference to Annex A to the Company’s Preliminary Proxy Statement, filed on August 16, 1996

10.2

Employee Stock Option Plan 2000 (incorporated by reference to Annex “A” to the Company’s Definitive Proxy Statement, filed on August 25, 2000)

10.37

Facility lease agreement, dated June 21, 1995 between the Company and Port 95-2, Ld. (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995)

10.48

Stock Purchase Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc., (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 12, 1999)

10.64

Agreement, dated March 28, 2003, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 30, 2003)

10.66

License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003)

10.67

License Agreement, dated as of June 1, 2004, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 28, 2004 (“the March 31, 2004 Form 10-K”))

10.68

License Agreement, dated September 15, 2004, between the Company and Maria Sharapova (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004)

10.69

License Agreement, dated as of December 8, 2004, between the Company and Andy Roddick. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.69 to the Company’s December 31, 2004 Form 10-Q)

10.70

Asset Purchase Agreement, dated January 6, 2005, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.70 to the Company’s December 31, 2004 Form 10-Q)

10.71

License Agreement, dated January 26, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.71 to the Company’s December 31, 2004 Form 10-Q)

10.72

License Agreement, dated April 6, 2005, between the Company and Gund, Inc. (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005 (“the March 31, 2005 Form 10-K”))

10.73

License Agreement, dated May 11, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.73 to the Company’s March  31, 2005 Form 10-K)

10.74

License Agreement, dated May 13, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.74 to the Company’s March  31, 2005 Form 10-K)

10.75

Employment Agreement, with Ilia Lekach, dated as of June 1, 2005 (incorporated by reference to Exhibit 10.75 to the Company’s March 31, 2005 Form 10-K)

10.76

Employment Agreement, with Frank A. Buttacavoli, dated as of June 1, 2005 (incorporated by reference to Exhibit 10.76 to the Company’s March 31, 2005 Form 10-K)

10.77

Consulting Agreement, with Cosmix, Inc., dated as of June 1, 2005 (incorporated by reference to Exhibit 10.77 to the Company’s March 31, 2005 Form 10-K)

10.78

Consulting Agreement, with Cambridge Development Corp., dated as of June 1, 2005 (incorporated by reference to Exhibit 10.78 to the Company’s March 31, 2005 Form 10-K)

10.79

Agreement for the Purchase and Sale of Real Property, dated July 15, 2005, between the Company and SGII Ltd. (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 23, 2005)

10.80

Agreement for the Purchase and Sale of Real Property, dated May 16, 2006, between the Company and K/H – Sunrise, LLC (incorporated by reference to Exhibit 10.80 to the Company’s Report on Form 8-K, filed on June 23, 2006)

14.1

Parlux Fragrances, Inc.’s Code of Business Conduct and Ethics, adopted by the Board of Directors on April 30, 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March  31, 2004)

The following exhibits are attached:

10.81

License Agreement, dated April 5, 2006, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”)

10.82

Facility Lease Agreement, dated April 7, 2006, between the Company and GreDel Properties, L.L.C.

10.83

Facility Lease Agreement, dated May 2, 2006, between the Company and Port 95-2, Ltd.

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

Dated:  July 24, 2006

PARLUX FRAGRANCES, INC.

/s/ ILIA LEKACH
Ilia Lekach, Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ FRANK A. BUTTACAVOLI Frank A. Buttacavoli	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)	July 24, 2006

/s/ GLENN GOPMAN	Director	July 24, 2006
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	July 24, 2006
Esther Egozi Choukroun

/s/ JAYA KADER ZEBEDE	Director	July 24, 2006
Jaya Kader Zebede

/s/ DAVID STONE	Director	July 24, 2006
David Stone

/s/ ISAAC LEKACH	Director	July 24, 2006
Issac Lekach

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

July 17, 2006

To the Stockholders of Parlux Fragrances, Inc.

Management of Parlux Fragrances, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, and in light of the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2006 as a result of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. During the course of our assessment we noted the following material weaknesses:

•

Lack of sufficient resources in our accounting and finance organization - The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-K. In addition, the Company’s  Chief Financial Officer is responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

•

Lack of sufficient resources to provide for suitable segregation of duties - In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization affecting inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the growth in the volume of business transactions.  These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate access controls with regard to computer master file information - Certain of the Company’s personnel  in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval. The internal controls were not adequately designed. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate controls over the processing of certain credits to accounts receivable - The Company receives charge-backs from its U.S. department store customers for a variety of items. Certain charge backs relating to demonstration costs, although supported by store sell-through information, were recorded by accounts receivable personnel without additional approval. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses - Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of adjustments to accounts payable - The internal controls over accounts payable, including vendor rebates, were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were processed without proper approval, or the Company’s procedures did not specifically document the approvals that would be required. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears on pages F-4 and F-5.

/s/ ILIA LEKACH	/s/ FRANK A. BUTTACAVOLI
Ilia Lekach	Frank A. Buttacavoli
Chairman of the Board and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Fort Lauderdale, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Parlux Fragrances, Inc, and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year-end financial statements and Annual Report on Form 10-K. In addition, the Company’s  Chief Financial Officer is responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

•

In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization affecting inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Certain of the Company’s personnel in accounts payable, accounts receivable and inventory had access and could make changes to master files without approval. The internal controls were not adequately designed. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

The Company receives charge-backs from its U.S. department store customers for a variety of items. Certain charge backs relating to demonstration costs, although supported by store sell-through information, were recorded by accounts receivable personnel without additional approval. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

•

Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

•

The internal controls over accounts payable, including vendor rebates, were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were processed without proper approval, or the Company’s procedures did not specifically document the approvals that would be required. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006, of the Company and our report dated July 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s transactions with related parties.

Deloitte & Touche LLP
Certified Public Accountants

Fort Lauderdale, Florida
July 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of  material weaknesses.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

July 24, 2006

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,822	$12,368,904
Certificate of deposit	1,026,534	—
Restricted cash	7,966,720	—
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,988,000 and $2,128,000, respectively	22,177,303	6,689,750
Trade receivable from related parties	14,850,612	8,580,093
Inventories	69,443,085	32,676,807
Prepaid expenses and other current assets, net	17,507,785	8,682,608
Property held for sale	14,018,238	—
Investment in affiliate	6,900,343	4,764,073
TOTAL CURRENT ASSETS	153,940,442	73,762,235
Equipment and leasehold improvements, net	898,490	927,199
Trademarks and licenses, net	12,119,681	13,202,911
Other	333,546	383,629
TOTAL ASSETS	$167,292,159	$88,275,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings under line of credit	$19,081,787	$—
Mortgage payable on property held for sale	12,661,124	—
Accounts payable	35,560,969	11,845,483
Income taxes payable	2,484,190	260,848
Accrued expenses	1,279,864	1,085,601
TOTAL CURRENT LIABILITIES	71,067,934	13,191,932
Deferred tax liability	2,510,303	1,703,442
TOTAL LIABILITIES	73,578,237	14,895,374
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 28,471,289 and 28,447,289 shares issued at March 31, 2006 and 2005, respectively	284,713	284,473
Additional paid-in capital	80,878,952	80,728,746
Retained earnings	43,099,026	20,363,250
Accumulated other comprehensive income	3,980,091	2,655,196
	128,242,782	104,031,665
Less - 10,564,957 and 10,347,685 shares of common stock in treasury, at cost, at March 31, 2006 and 2005, respectively	(34,528,860)	(30,651,065)
TOTAL STOCKHOLDERS’ EQUITY	93,713,922	73,380,600
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,292,159	$88,275,974

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2006	2005	2004
Net sales:
Unrelated customers, including licensing fees of $75,540 in 2006, $129,500 in 2005 and $18,750 in 2004	$111,779,850	$47,449,801	$38,138,631
Related parties	70,456,744	52,911,180	42,442,078
	182,236,594	100,360,981	80,580,709
Cost of goods sold, including $6,295,328, $2,342,483 and $2,919,266 of promotional items in 2006, 2005 and 2004, respectively:
Unrelated customers	46,177,236	20,371,535	18,607,927
Related parties	31,495,629	25,026,023	21,000,269
	77,672,865	45,397,558	39,608,196
Gross margin	104,563,729	54,963,423	40,972,513
Operating expenses:
Advertising and promotional	38,977,490	18,528,907	12,714,825
Selling and distribution	9,489,889	7,707,435	6,560,973
General and administrative	7,077,678	6,100,017	6,162,926
Depreciation and amortization	1,946,545	1,266,652	1,256,593
Royalties	11,000,814	3,940,471	3,964,567
Total operating expenses	68,492,416	37,543,482	30,659,884
Operating income	36,071,313	17,419,941	10,312,629
Interest income	100,912	149,422	196,528
Interest expense and bank charges	(708,438)	(2,829)	(420,896)
Foreign exchange gain (loss)	27,789	(5,917)	20,796
Income before income taxes	35,491,576	17,560,617	10,109,057
Provision for income taxes	(12,755,800)	(6,736,361)	(3,841,442)
Net income	$22,735,776	$10,824,256	$6,267,615
Income per common share:
Basic	$1.27	$0.61	$0.40
Diluted	$1.08	$0.52	$0.33

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at April 1, 2003	25,528,739	$255,287	$74,009,516	$3,271,379	$(656,299)	9,494,991	$(26,586,588)	$50,293,295
Comprehensive income:
Net income	—	—	—	6,267,615	—	—	—	6,267,615
Change in unrealized holding gain on investment in affiliate, net of taxes of $126,435	—	—	—	—	3,352,094	—	—	3,352,094
Foreign currency translation adjustment	—	—	—	—	828	—	—	828
Total comprehensive income	—	—	—	—	—	—	—	9,620,537
Issuance of common stock upon exercise of:
Employee stock options	192,550	1,926	218,354	—	—	—	—	220,280
Warrants	2,096,000	20,960	1,971,664	—	—	—	—	1,992,624
Tax benefit from exercise of warrants and employee stock options	—	—	1,753,409	—	—	—	—	1,753,409
Purchase of treasury stock, at cost	—	—	—	—	—	685,864	(2,639,712)	(2,639,712)
BALANCE at March 31, 2004	27,817,289	278,173	77,952,943	9,538,994	2,696,623	10,180,855	(29,226,300)	61,240,433
Comprehensive income:
Net income	—	—	—	10,824,256	—	—	—	10,824,256
Change in unrealized holding gain on investment in affiliate, net of taxes of $28,736					(46,884)	—	—	(46,884)
Foreign currency translation adjustment	—	—	—	—	5,457	—	—	5,457
Total comprehensive income	—	—	—	—	—	—	—	10,782,829
Issuance of common stock upon exercise of:
Employee stock options	20,000	200	27,925	—	—	—	—	28,125
Warrants	610,000	6,100	949,865	—	—	—	—	955,965
Tax benefit from exercise of warrants and employee stock options	—	—	1,798,013	—	—	—	—	1,798,013
Purchase of treasury stock, at cost	—	—	—	—	—	166,830	(1,424,765)	(1,424,765)
BALANCE at March 31, 2005	28,447,289	284,473	80,728,746	20,363,250	2,655,196	10,347,685	(30,651,065)	73,380,600
Comprehensive income:
Net income	—	—	—	22,735,776	—	—	—	22,735,776
Change in unrealized holding gain on investment in affiliate, net of taxes of $811,783	—	—	—	—	1,324,487	—	—	1,324,487
Foreign currency translation adjustment	—	—	—	—	408	—	—	408
Total comprehensive income								24,060,671
Issuance of common stock upon exercise of:
Employee stock options	2,000	20	2,793	—	—	—	—	2,813
Warrants	22,000	220	28,940					29,160
Tax benefit from exercise of warrants and employee stock options	—	—	118,473	—	—	—	—	118,473
Purchase of treasury stock, at cost	—	—	—	—	—	217,272	(3,877,795)	(3,877,795)
BALANCE at March 31, 2006	28,471,289	$284,713	$80,878,952	$43,099,026	$3,980,091	10,564,957	$(34,528,860)	$93,713,922

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$22,735,776	$10,824,256	$6,267,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,946,545	1,266,652	1,256,593
Provision for doubtful accounts	280,000	120,000	8,232
Write-downs of prepaid promotional supplies and inventory	1,820,000	2,129,000	2,290,000
Deferred income tax provision	(1,849,256)	121,983	285,671
Tax benefit from exercise of warrants and employee stock options	118,473	1,798,013	1,753,409
Changes in assets and liabilities net of effect of brand licensing/sales and license acquisition:
(Increase) decrease in trade receivables - customers	(15,767,553)	(4,061,905)	995,493
(Increase) decrease in note and trade receivables - related parties	(6,270,519)	2,924,379	429,480
Decrease (increase) in income tax receivable	—	231,366	(231,366)
Increase in inventories	(38,306,278)	(1,482,377)	(7,100,256)
(Increase) decrease in prepaid expenses and other current assets	(7,287,377)	(3,122,205)	814,117
Decrease (increase) in other non-current assets	50,083	(326,490)	316,527
Increase in accounts payable	23,715,486	3,388,356	1,036,722
Increase (decrease) in accrued expenses and income taxes payable	2,417,605	469,469	(585,101)
Total adjustments	(39,132,791)	3,456,241	1,269,521
Net cash (used in) provided by operating activities	(16,397,015)	14,280,497	7,537,136
Cash flows from investing activities:
Net (increase) decrease in restricted cash	(7,966,720)	4,162,669	(2,684,828)
Purchases of equipment and leasehold improvements, net	(615,245)	(371,884)	(382,042)
Purchase of property held for sale	(14,018,238)	—	—
Purchase of trademarks	(219,361)	—	—
Purchases of certificate of deposit, including accrued interest	(1,000,000)	—	—
Collections on notes receivable from unrelated parties	—	1,708,511	1,997,828
Cash paid for XOXO license acquisition, including
payments on short-term note	—	(7,459,377)	—
Net cash used in investing activities	(23,819,564)	(1,960,081)	(1,069,042)
Cash flows from financing activities:
Proceeds (payments) - note payable to GMACCC, net	19,081,787	—	(5,444,971)
Proceeds - mortgage payable on property held for sale	12,750,000	—	—
Payments - mortgage payable on property held for sale	(88,876)	—	—
Payments - note payable to Fred Hayman Beverly Hills	—	(170,927)	(794,418)
Payments - notes payable to Bankers Capital Leasing	—	—	(27,999)
Net decrease in notes receivable from officer	—	—	742,884
Purchases of treasury stock	(3,877,795)	(1,424,765)	(2,639,712)
Proceeds from issuance of common stock, net	31,973	984,090	2,212,904
Net cash provided by (used in) financing activities	27,897,089	(611,602)	(5,951,312)
Effect of exchange rate changes on cash	408	5,457	828
Net (decrease) increase in cash and cash equivalents	(12,319,082)	11,714,271	517,610
Cash and cash equivalents, beginning of year	12,368,904	654,633	137,023
Cash and cash equivalents, end of year	$49,822	$12,368,904	$654,633

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is engaged in the creation, design, manufacture, and distribution and sale of prestige fragrances and beauty related products, on a worldwide basis. See Note 8(B) for further discussion of recently signed license agreements to manufacture and distribute watches, cosmetics and handbags, purses and other small leather goods, and sunglasses for which sales of watches commenced during December 2005, with the initial shipment of handbags during March 2006.

B.

Principles of consolidation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux S.A., a French company, and Parlux, Ltd. (jointly referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

On occasion, the Company will consign certain limited edition watches to customers. Revenue for such activity is only recognized and billed when the customer sells such products.

Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

E.

Restricted cash

The Company had $7,966,720 of cash on deposit at March 31, 2006 which represents collections on trade accounts receivable pending transfer to its lender, as stipulated in its revolving credit agreement discussed in Note 7.

In the accompanying consolidated statement of cash flows for the years ended March 31, 2005 and 2004, the Company changed the classification of the net (increase) decrease in restricted cash balance to present such changes as an investing activity. The Company previously presented such changes as a financing activity. This change resulted in a $4,162,669 and ($2,684,828) increase and decrease, respectively, to investing cash flows and a corresponding decrease and increase to financing cash flows from the amounts previously reported.

F.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market.  The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $2,688,000 and $2,456,000 at March 31, 2006 and 2005, respectively.

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

I.

Property held for sale

The Company considers property to be held for sale when management and the Board of Directors approves and commits to a formal plan to actively market the property for sale. Upon designation as held for sale, the carrying value of the property is recorded at the lower of its carrying value or its estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time. See Note 5 for discussion of the Sunrise Facility that was held for sale.

J.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $1,302,591, $542,012, and $286,221 for the years ended March 31, 2006, 2005, and 2004, respectively.

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

K.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a value commensurate with the risk involved, which is management’s estimate of fair value. Management does not believe that there are any unrecorded impairment losses as of March 31, 2006.

L.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately  $7,895,000, $3,276,000, and $2,240,000, and have been included in advertising and promotional expenses for the years ended March 31, 2006, 2005, and 2004, respectively (including $50,000 to Perfumania in 2004).

M.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $3,554,000, $2,481,000, and $2,039,000 for the years ended March 31, 2006, 2005 and 2004, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with generally accepted accounting principles.

N.

General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas.

O.

Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to shipping and handling in cost of goods sold.

P.

Research and development costs

Research and product development costs, which amounted to approximately $645,000, $96,000, and $120,000 for the years ended March 31, 2006, 2005 and 2004, respectively, are expensed as incurred.

Q.

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

R.

Foreign currency translation and transactions

The Company’s functional currency for its French foreign subsidiary is the local currency (Euro). Other income and expense includes foreign currency gains and losses on transactions denominated in foreign currencies, which are recognized as incurred.

S.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, certificate of deposit, restricted cash, receivables, accounts payable and borrowings (including the mortgage payable on property held for sale), approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

The fair value of the Company’s investment in affiliate is based on a quoted market price.

T.

Basic and diluted earnings per share

Basic earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential common stock equivalents outstanding during the year. All such calculations have been retroactively restated for the effect of the Stock Split.

U.

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

In calculating the potential effect for proforma disclosure, the fair market value on the date of grant was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions (there were no stock options granted in 2005 and 2006):

2004
Expected life (years)	5
Interest rate	3%
Volatility	70%
Dividend Yield	—

If compensation cost had been determined based on the fair value at the grant date under SFAS No. 123, the Company’s net income and income per share would have been as follows:

	For the years ended March 31,
	2006	2005	2004

Net income, as reported	$22,735,776	$10,824,256	$6,267,615

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174,343	174,343	265,128

Pro forma net income	$22,561,433	$10,649,913	$6,002,487
Basic net income per share:
As reported	$1.27	$0.61	$0.40
Proforma	$1.26	$0.60	$0.38
Diluted net income per share:
As reported	$1.08	$0.52	$0.33
Proforma	$1.07	$0.51	$0.32

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)). This statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company has chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption previously used by the Company continues to be available. The new standard will be effective for the Company beginning with the fiscal year starting on April 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. The Company has decided to adopt prospectively and will continue to utilize the current Black-Scholes option-pricing model. See above for the pro forma effect for each of the three years in the period ended March 31, 2006, using our existing valuation and amortization assumptions. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006, was not material to our results of operations or financial portion.

V.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	2006	2005	2004
Cash paid for:
Interest	$646,504	$3,862	$424,665
Income taxes	$12,263,239	$4,324,235	$1,880,325

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2006:

•

Change in unrealized holding gain of $1,324,487 on the investment in affiliate, net of deferred taxes of $811,783.

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

W.

Accumulated Other Comprehensive Income

The balance in accumulated other comprehensive income, and the changes during each of the three years in the period ended March 31, 2006, are as follows:

	Foreign Currency Items	Unrealized Gain (Loss) On Investment in Affiliate	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2003	$(368,940)	$(287,359)	$(656,299)
Current period change	828	3,352,094	3,352,922
Balance at March 31, 2004	(368,112)	3,064,735	2,696,623
Current period change	5,457	(46,884)	(41,427)
Balance at March 31, 2005	(362,655)	3,017,851	2,655,196
Current period change	408	1,324,487	1,324,895
Balance at March 31, 2006	$(362,247)	$4,342,338	$3,980,091

X.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the year ended March 31, 2006 totaled $370,000 and $73,420, respectively. Included in inventories at March 31, 2006, is approximately $2,220,000 relating to watches, of which approximately $2,022,000 are finished goods. The Company anticipates preparing full segment disclosure as these operations become more significant. See Note 13 for discussion of international sales.

Y.

Stock Split

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share. All references to share and per share amounts in the accompanying consolidated financial statements and the notes thereto have been adjusted to reflect the Stock Split. Previously awarded stock options and warrants have been retroactively adjusted to reflect the Stock Split.

2.

RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

The Company had net sales of $23,517,313, $35,330,772, and $31,964,407 during the fiscal years ended March 31, 2006, 2005 and 2004, respectively, to Perfumania, a wholly-owned subsidiary of ECMV, a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 240 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year  relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania appear as net ninety days, for over ten years, the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $8,506,303 and $8,566,939 at March 31, 2006 and 2005, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (See Note 13 for further discussion of this concentration of credit risk).

The following unaudited summarized financial data was obtained from ECMV’s public filings (in 000’s):

	Balance Sheet Data
	January 28, 2006	January 29, 2005
Current assets	$81,350	$82,025
Total assets	$113,956	$107,817
Current liabilities	$68,820	$79,785
Total liabilities	$81,718	$92,757
Stockholders’ equity	$32,239	$15,060

	Statement of Income Data For Fiscal Year Ended
	January 28, 2006	January 29, 2005
Net sales	$233,694	$225,003
Costs and operating expenses	218,032	212,501
Depreciation and amortization	5,156	5,875
Income from operations	10,506	6,627
Net income	$14,265	$3,151

The Company owns 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying consolidated balance sheets. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share ($4,764,073 or $12.60 per share as of March 31, 2005), based on the quoted market price of the shares. Our adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

In addition to its sales to Perfumania, the Company had net sales of $46,939,431, $17,580,408, and $10,477,671 during the years ended March 31, 2006, 2005, and 2004, respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO. These sales are included as related party sales in the accompanying statements of income. As of March 31, 2006 and 2005, trade receivables from related parties include $6,344,309 and $13,154 respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $174,000, $745,000, and $1,153,000, during the years ended March 31, 2006, 2005 and 2004, respectively.

During the years ended March 31, 2006 and 2005, the Company purchased $1,232,470 and $250,500, respectively, in television advertising on the “Adrenalina Show”, which is broadcast in various U.S. markets and in Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show.

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2006	2005
Finished products	$41,016,214	$21,733,452
Components and packaging material	22,313,145	7,201,610
Raw material	6,113,726	3,741,745
	$69,443,085	$32,676,807

Included in finished products, and components and packaging materials at March 31, 2006, was $2,021,616 and $198,315, respectively, relating to watches.

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	March 31,
	2006	2005
Promotional supplies, net	$7,513,162	$3,355,789
Prepaid advertising	2,235,704	1,660,363
Deferred tax assets	3,656,736	1,812,402
Prepaid royalties	1,964,617	1,022,281
Other	2,137,566	831,773
	$17,507,785	$8,682,608

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful Lives (in Years)
	2006	2005
Molds and equipment	$4,781,017	$4,836,393	3-7
Furniture and fixtures	1,040,776	989,266	3-5
Leasehold improvements	467,271	732,209	5-7
	6,289,064	6,557,868
Less: accumulated depreciation and amortization	(5,390,574)	(5,630,669)
	$898,490	$927,199

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2006, 2005 and 2004 was $643,954, $724,640, and $970,372, respectively. There were no amounts subject to capital leases at March 31, 2006 and 2005.

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

As a result of various factors including the Company’s continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, the Company entered into a five-year lease, commencing approximately August 1, 2006, for approximately 200,000 square feet of warehouse space in New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location encounters unplanned disruptions.

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. Accordingly, the Company has classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability.

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2006	2005
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	329,106	329,106	5-25
Paris Hilton	219,361	—	5
	9,168,828	8,949,467
Less – accumulated amortization	(2,937,397)	(1,634,806)
Subtotal of amortizable intangibles	6,231,431	7,314,661
Perry Ellis	5,888,250	5,888,250	indefinite
	$12,119,681	$13,202,911

Future amortization of licenses and trademarks is as follows (in 000’s):

For the year ending March 31,	Amount
2007	$1,335
2008	1,335
2009	1,316
2010	1,301
2011	499
Thereafter	445
$6,231

See Note 8(B) and 8(C), respectively, for further discussion of the XOXO and FHBH brands.

7.

BORROWINGS

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company was able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate (7.75% at March 31, 2006), at the Company’s option.

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000 with an additional $5,000,000 available at the Company’s option. In addition, the maturity was extended through July 20, 2008, and the interest rate was reduced to LIBOR plus 2% or .25% below the prime rate. During May 2006, the company exercised its option and increased the line of credit to $35,000,000.

At March 31, 2006, based on the borrowing base at that date, the credit line amounted to $30,000,000 of which $19,081,787 was outstanding. Accordingly, the Company had $10,918,213 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2006, $7,966,720 was on deposit with our bank pending transfer. As of March 31, 2005, none of the credit line was utilized and, accordingly, the Company had no restricted cash at that date.

Substantially all of the assets of the Company, excluding the Sunrise Facility (see Note 5 for discussion), collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at March 31, 2006.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

On December 29, 2005, the Company entered into a fifteen year conventional mortgage loan with GE Commercial Finance Business Property Corporation in the amount of $12,750,000 in connection with the Sunrise Facility acquisition. The mortgage is payable in equal monthly installments of $106,698, including interest at 5.87%. As of March 31, 2006, the outstanding balance was $12,661,124. See Note 5 for further discussion of the Sunrise Facility acquisition and classification as “Held for Sale.”  The mortgage was repaid in connection with the June 21, 2006 sale of the property.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases office and warehouse space, as well as certain equipment under operating leases expiring on various dates through 2011. Total rent expense charged to operations for the years ended March 31, 2006, 2005 and 2004 was approximately $1,399,000, $1,080,000, and $900,000, respectively.

At March 31, 2006, the future minimum annual rental commitments under noncancellable operating leases, including the lease for the Company’s new New Jersey warehouse and distribution facility signed in April 2006, are as follows (in 000’s):

For the year ending March 31,	Amount
2007	$1,341
2008	1,070
2009	1,021
2010	1,034
2011	1,054
Thereafter	512
Total	$6,032

B.

License and Distribution Agreements:

During the year ended March 31, 2006, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Perry Ellis, Paris Hilton, GUESS?, Ocean Pacific (“OP”), Maria Sharapova, Andy Roddick, babyGund and XOXO.

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

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and have extended the Fragrance License for an additional three years through June 30, 2010.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” launched during spring 2006.

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

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The Company anticipates that the first products under this agreement will be launched during summer 2006.

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period. The Company anticipates the first sunglasses under this agreement will be launched during Spring 2007.

Under all of these license agreements, we must pay a royalty and spend minimum amounts for advertising based on sales volume.

The Company believes it is presently in compliance with all material obligations under the above agreements. The Company expects to incur continuing obligations for advertising and royalty expense under all of these license agreements. As of March 31, 2006, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000’s):

Fiscal year ending March 31,	2007	2008	2009	2010	2011	After
Advertising	$34,417	$35,793	$38,308	$33,525	$29,904	$—
Royalties	$8,219	$7,911	$9,005	$7,886	$6,446	$630

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

As part of the agreement the Company retained the right to sell Chaleur d’Animale, the Animale brand’s newest product introduction, and maintained the rights to, and manufactured and distributed this product line on a royalty-free basis, until January 2005, at which time the Company destroyed all remaining inventory (which was not significant) and wrote-off intangibles relating to this brand, which had been fully amortized.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense is for five years, renewable every five years at the sublicensee’s option.

The Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and royalty percentage on sales of new FHBH products increased to 3% of net sales.

D.

Employment and Consulting Agreements:

The Company has contracts with certain officers, employees and consultants which expire during March 2009. Minimum commitments under these contracts total approximately $3,625,000, ($1,275,000, $1,125,000, and $1,225,000 for the fiscal years ended March 31, 2007, 2008, and 2009, respectively). In addition, warrants to purchase 1,520,000 shares of common stock at a price of $0.93 (adjusted for Stock Split) were granted to officers and directors during 2002 in connection with their previous contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract starting on March 31, 2004 (end of contract’s initial year), and double in the event of a change in control. As of March 31, 2006, all of these warrants were vested.

All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E.

Purchase Commitments:

As of March 31, 2006, the Company is contingently liable in the amount of approximately $81 million for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations.  See Note 12 to the consolidated financial statements for further discussion.

9.

INCOME TAXES

The components of the provision for income taxes for each of the years ended March 31 are as follows:

	Years Ended March 31,
	2006	2005	2004
Current taxes:
U.S. federal	$13,149,357	$5,803,516	$3,024,049
U.S. state and local	1,455,699	811,062	531,722

	14,605,056	6,614,578	3,555,771
Deferred taxes (benefit)	(1,849,256)	121,983	285,671
Income tax expense	$12,755,800	$6,736,561	$3,841,442

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Extra-territorial exclusion	(1.4)%	(0.6)%	0.0%
Other, including state taxes	2.3%	3.9%	3.0%
	35.9%	38.3%	38.0%

The approximate 2% reduction from the 38% effective income tax rate in the prior year was mainly attributable to the increase in international sales activity, resulting in additional foreign source income excludable for federal income tax purposes. This tax benefit has been phased out for the year ending March 31, 2007, replaced by new provisions based on a manufacturing criteria. The Company is currently analyzing the new tax law, but has not as yet concluded on its applicability to the Company.

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences are as follows:

	2006	2005
Deferred Tax Assets:
Allowance for doubtful accounts, sales returns and allowances	$1,246,281	$604,848
Inventory write-downs	2,296,507	1,063,619
Other, net	113,948	143,935
Deferred tax asset	$3,656,736	$1,812,402

Deferred Tax Liabilities:
Depreciation and amortization	$(1,600,821)	$(1,605,743)

Net Deferred Tax Liability on Available-For-Sale Securities
Unrealized gain on investment in affiliate	(909,482)	(97,699)
Deferred tax liability	$(2,510,303)	$(1,703,442)

10.

STOCK OPTION AND OTHER PLANS

In October 1996, the Company’s shareholders ratified the establishment of a new stock option plan (the “1996 Plan”) which reserved 500,000 shares of its common stock for issue thereunder. Only employees who are not officers or directors of the Company shall be eligible to receive options under the 1996 Plan. Options granted under the 1996 Plan were exercisable for  five years from the date of grant and vested 25% after each of the first two years, and 50% after the third year.

As of March 31, 2006, and since the inception of the 1996 Plan, options have been granted to purchase 368,274 shares (net of cancellations) at exercise prices ranging from $0.6875 to $1.406 per share. Through March 31, 2006, all of these options had been exercised.

The following table summarizes the activity for options covered under the 1996 Plan:

	1996 Plan
	Amount	Weighted Average Exercise Price
Balance at April 1, 2003	221,450	$1.20
Granted	—
Exercised	(192,550)	$1.15
Canceled/Expired	(6,900)	$1.05
Balance at March 31, 2004	22,000	$1.40
Granted	—
Exercised	(20,000)	$1.41
Balance at March 31, 2005	2,000	$1.41
Granted	—
Exercised	(2,000)	$1.41
Canceled/Expired	—
Balance at March 31, 2006	0

In October 2000, the Company’s shareholders ratified the establishment of an additional option plan (the “2000 Plan”) which reserved an additional 500,000 shares of its common stock for issue thereunder with the same expiration and vesting terms as the 1996 Plan. To date, no grants have been made under the 2000 Plan and the shares underlying the options have not been registered.

The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (D):

	Amount	Average Price
Balance at April 1, 2003	6,092,000	$1.08
Granted	80,000	$1.80
Exercised	(2,096,000)	$0.95
Canceled/Expired	—	—
Balance at March 31, 2004	4,076,000	$1.16
Exercised	(610,000)	$1.57
Balance at March 31, 2005	3,466,000	$1.09
Granted	—	—
Exercised	(22,000)	$1.33
Canceled/Expired	(4,000)	$4.00
Balance at March 31, 2006	3,440,000	$1.09

On March 9, 2006, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 (file number 333-132288) to register 3,480,000 shares of the Company’s common stock on behalf of certain selling shareholders. All of the shares are shares issuable, or that have already been issued, upon the exercise of the above warrants held by the selling shareholders. Although the Company was not entitled to receive any of the proceeds from any subsequent resale of the shares, it would receive approximately $3,792,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on May 1, 2006. As of March 31, 2006, 40,000 (22,000 during the year ended March 31, 2006) of these warrants have been exercised and the Company has received proceeds of $54,600.

The following table summarizes information about these options and warrants outstanding at March 31, 2006, all of which are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Life

$0.93 - $1.22	3,420,000	$1.08	5
$1.80	20,000	$1.80	7
	3,440,000	$1.09	3

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $68,000, $57,000, and $43,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	2006	2005	2004
Net income	$22,735,776	$10,824,256	$6,267,615
Weighted average number of shares issued	28,454,642	28,024,497	25,620,651
Weighted average number of treasury shares	(10,549,874)	(10,282,117)	(9,771,166)
Weighted average number of shares outstanding used in basic earnings per share calculation	17,904,768	17,742,380	15,849,484
Basic net income per common share	$1.27	$0.61	$0.40
Weighted average number of shares outstanding used in basic earnings per share calculation	17,904,768	17,742,380	15,849,484
Effect of dilutive securities:
Stock options and warrants	3,194,005	3,266,869	3,151,211
Weighted average number of shares outstanding used in diluted earnings per share calculation	21,098,773	21,009,249	19,000,695
Diluted net income per common share	$1.08	$0.52	$0.33
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	—	—	32,000
Exercise price	—	—	$2.28 - $4.00

12.

LEGAL PROCEEDINGS

On June 21, 2006, the Company was served with a shareholder’s class action complaint (the “Class Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by Glen Hutton, purporting to act on behalf of himself and other public stockholders of the Company, and a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision.

The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants.

The Company and the other named defendants engaged experienced Florida securities counsel and intend to respond to the Class Action and the Derivative Action in due course, but based on the allegations in the complaints and the information presently known to the Company, it believes they are without merit. Accordingly, management believes that the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

On June 20, 2006, the Independent Committee of the Board, through their counsel, responded to the Proposal, indicating that they did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein, and requested removal of such as well as a deposit to cover the Company’s expenses that may re required to evaluate the Proposal.

On July 12, 2006, the Independent Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of the Company’s brands, Mr. Lekach was withdrawing the Proposal.

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

The Company and the Board of Directors engaged experienced Florida securities counsel to vigorously defend the action. A Motion to Dismiss was filed on February 27, 2004. A hearing on the Motion was held on April 14, 2004 and the Complaint was dismissed, without prejudice. The Court suggested the Plaintiffs serve a demand  upon the Corporation to examine the issues alleged in the Complaint rather than file an Amended Complaint, but gave the Plaintiffs thirty (30) days to file an Amended Complaint if they chose to do so. Following the order granting dismissal, the Company voluntarily furnished detailed information to Plaintiff’s counsel supporting the Company’s view that there was no legitimate basis for the claims previously asserted. Based on that submission, Plaintiffs requested additional time to consider their amendment. Additional exchanges of correspondence followed and additional extensions of time were granted. On June 25, 2004, the Plaintiffs filed an Amended Complaint, which was received by the Company’s counsel on June 29, 2004. The Amended Complaint, for the most part, contained similar allegations and requests for relief as included in the original Complaint. On August 12, 2004, the Company responded to the Amended Complaint denying the allegations and requesting dismissal as well as reimbursement of legal fees and costs. The Plaintiffs’ initial deposition occurred on October 21, 2004.

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

13.

CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:

During the last three fiscal years, the following brands have accounted for 10% or more of the Company’s gross sales:

	2006	2005	2004
PERRY ELLIS	41%	75%	81%
PARIS HILTON	41%	11%	—%
GUESS?	12%	—%	—%
OCEAN PACIFIC	4%	11%	13%

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

No unrelated customer accounted for more than 10% of the Company’s net sales during the years ended March 31, 2006, 2005 and 2004.

Revenues from Perfumania represented 13%, 35%, and 18% of the Company’s net sales during the years ended March 31, 2006, 2005, and 2004, respectively. To reduce credit risk, on occasion, the Company, based on its reviews of Perfumania’s financial condition, converts certain trade receivables into subordinated notes receivable. During the years ended March 31, 2006, 2005 and 2004, revenues from other related parties represented approximately 25%, 18% and 13%, respectively, of the Company’s net sales, and receivables from these customers were current in accordance with their sixty or ninety day terms.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 28, 2006, reflects a net income of $14.3 million compared to $3.1 million in the prior year comparable period. (See Note 2 for summarized financial data obtained from ECMV’s public filing). Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2006. The Company expects that Perfumania will reduce its receivable balance and the number of days outstanding by

March 31, 2007. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Gross sales to unrelated international customers totaled approximately $77,681,000, $31,619,000, and $28,418,000, for the years ended March 31, 2006, 2005 and 2004, respectively. These gross sales by region were as follows (in 000’s):

	Year Ended March 31,
	2006	2005	2004
Latin America	$47,479	$17,273	$11,343
Middle East	10,030	4,182	6,066
Europe	8,395	2,170	2,509
Asia/Pacific	6,234	3,837	2,810
Canada	3,876	1,462	2,167
Caribbean	1,354	1,038	2,496
Duty Free & Other	313	1,657	1,027
	$77,681	$31,619	$28,418

At March 31, 2006 and 2005, trade receivables from foreign customers (all are payable in U.S. dollars except for approximately $400,000 in 2006) amounted to approximately $25,829,000 and $5,519,000, respectively.

14.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March, 31, 2006 and 2005 (in thousands, except per share amounts).

	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
Net sales	$33,817	$39,328	$56,412	$52,679
Gross margin	19,424	22.245	31,385	31,510
Net income	3,812	4,440	5,996	8,488
Income per common share:
Basic	$0.21	$0.25	$0.34	$0.47
Diluted	$0.18	$0.21	$0.29	$0.40

	Quarter Ended
	June 30 2004	September 30, 2004	December 31, 2004	March 31, 2005
Net sales	$22,961	$22,723	$28,748	$25,928
Gross margin	11,270	11,404	16,053	16,236
Net income	2,190	2,375	2,868	3,391
Income per common share:
Basic	$0.12	$0.13	$0.16	$0.19
Diluted	$0.11	$0.12	$0.14	$0.16

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Net Deductions	Balance at end of period

Year ended March 31, 2006

Reserves for:
Doubtful accounts	$199,343	$280,000	$21,234	$458,109
Sales returns	759,818	5,156,748	4,139,335	1,777,231
Demonstration and co-op advertising allowances	1,168,844	7,894,679	7,311,066	1,752,457
	$2,128,005	$13,331,427	$11,471,635	$3,987,797

Year ended March 31, 2005

Reserves for:
Doubtful accounts	$235,198	$120,000	$155,855	$199,343
Sales returns	758,487	3,561,399	3,560,068	759,818
Demonstration and co-op advertising allowances	761,842	3,275,595	2,868,593	1,168,844
	$1,755,527	$6,956,994	$6,584,516	$2,128,005

Year ended March 31, 2004

Reserves for:
Doubtful accounts	$312,425	$8,232	$85,459	$235,198
Sales returns	600,686	2,660,459	2,502,658	758,487
Demonstration and co-op advertising allowances	820,448	3,216,600	3,275,206	761,842
	$1,733,559	$5,885,291	$5,863,323	$1,755,527