Form 10-Q
period 2006-06-30
PARLUX FRAGRANCES INC
filed 2006-08-30
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2006

Or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2006
[Common Stock, $0.01 par value per share]	18,152,332 shares

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

See pages 13 to 26.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements within this Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K, as filed with the SEC on July 24, 2006. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.

Recent Developments

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Quarterly Report as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related share-based compensation expense recorded for the current period.

On August 17, 2006, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market Listing Qualifications Department (the “Department”) that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). As a result, Parlux’s common stock was subject to delisting from The Nasdaq National Market at the opening of business on August 28, 2006, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We requested such hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination, which automatically deferred the delisting of our common stock pending the Panel’s review and determination. Parlux’s common stock continued to be traded on The Nasdaq National Market until the Panel issues a determination and any exception granted by the Panel had expired.

By filing this Form 10-Q prior to September 27, 2006, the hearing date we were granted, the Company believes our noncompliance is cured and the hearing will be considered moot. We shall confirm such with the Nasdaq Office of General Counsel.

On August 16, 2006, we entered into a letter of intent to sell our Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million; $120 million for the fragrance rights and up to $20 million for inventory. The letter of intent is subject to the execution of a definitive agreement and the approvals associated therewith.

On June 30, 2006, we received a Nasdaq Staff Determination notice from the Department that the Company’s failure to timely file its Annual Report on Form 10-K for the year ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). As a result, Parlux’s common stock was subject to delisting from The Nasdaq National Market at the opening of business on July 11, 2006, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We requested such hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination, which automatically deferred the delisting of our common stock pending the Panel’s review and determination. Parlux’s common stock continued to be traded on The Nasdaq National Market until the Panel issued a determination and any exception granted by the Panel had expired.

On July 24, 2006, we filed our Annual Report on Form 10-K. On July 26, 2006, we received notification from the Department that our delinquency had been cured and the hearing was considered moot.

On June 14, 2006, our Board of Directors received an unsolicited letter from our Chairman and CEO, Mr. Ilia Lekach, representing PF Acquisition of Florida LLC (“PFA”), pertaining to the possible acquisition of all of the outstanding common stock of the Company at a proposed price of $29.00 ($14.50 after the stock split) per share in cash (the “Proposal”), representing a premium of 55% over the closing price of our common stock on June 13, 2006. The Proposal was subject to financial and other contingencies, and was referred to the Special Committee of Independent Directors of the Parlux Board of Directors (the “Committee”). On June 20, 2006, the Committee, through their counsel, sent a response to the Proposal, which indicated that the Committee did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein, and requested removal of such as well as a deposit to cover the Company’s expenses that may have been required to evaluate the Proposal.

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

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the Proposal. The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff, without cost to the Company.

The Derivative Action names the identical defendants as the Class Action and also relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served on Company counsel on August 17, 2006. A response will be due in mid-September.

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with accurate information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the recent prospect, since eliminated, that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. The Amended Complaint includes Glen Hutton, the plaintiff in the now abandoned Class Action, as an additional plaintiff.

The Company and the other defendants have engaged experienced Florida securities counsel, including the counsel who represented the Company in the previous failed derivative action, and will respond to the Amended Complaint in due course. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

On August 17, 2006, the Company learned through the media and through outside counsel that identical new class actions have been filed by a Thomas Haugh and Mark W. Byers against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”) . The Company was served with the Byers’ complaint on August 25, 2006. There are suggestions in the media that additional class actions have also been filed, but Company counsel have found no record of any other actions having been filed.

Essentially the Second Class Action alleges that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contains allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The defendants have retained experienced Florida securities counsel who have just begun their analysis of the allegations in the Second Class Action . Preliminary indications are that the complaint fails to meet the pleading requirements of the Federal Rules of Civil Procedure or the requirements of the Private Securities Litigation Reform Act. That being the case, the current expectation is that following service of the complaint, the defendants will be moving to dismiss the Second Class Action. Investigation of the factual underpinnings of the complaint will continue.

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

As a result of various factors including our continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of our warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, we entered into a five-year lease for 198,500 square feet of warehouse space in Keasbey, New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location were to encounter unplanned disruptions. We anticipate occupancy during the latter part of August 2006.

On May 15, 2006, we entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006 and the mortgage was repaid.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company has included in its Annual Report on Form 10-K for the year ended March 31, 2006 a discussion of the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has not made any changes in these critical accounting policies, nor has it made any material change in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above, other than as described below and as it relates to the determination of the fair value of the warrant modification and corresponding tax benefits discussed in Note B to the accompanying condensed consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS No. 123 (R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006, did not have an effect on our results of operations or financial position. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of outstanding warrants in connection with the Stock Split and the related share-based compensation expense recorded for the current period.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 requiring adoption by us during the quarter ending June 30, 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of FIN 48 will have on our consolidated financial position or results of operations.

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

In addition, certain U.S. department store retailers have recently consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives.  We expect that these store closings and the inventory control initiatives will continue to affect our sales to this distribution channel in the short term.

Results of Operations

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the three months ended June 30, 2006 and 2005 include approximately $949,000 and $791,000, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the three-month period ended June 30, 2006 with the three-month period ended June 30, 2005.

During the quarter ended June 30, 2006, net sales increased 21% to $40,784,065 as compared to $33,817,329 for the same period for the prior year. The increase is mainly attributable to (1) the continued international rollout of GUESS? women’s fragrance which commenced shipping domestically during June 2005 and GUESS? men’s fragrance in March 2006, which provided $14,270,607 in gross sales compared to $1,066,436 for the same period in the prior year; (2) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, coupled with the launch of the second Paris Hilton fragrance for women, “Just Me”, which commenced shipment during September 2005, and “Just Me” for men in December 2005, generating $11,399,670 in gross sales for the entire Paris Hilton fragrance brand during the current quarter (excluding $515,738 and $567,943 in Paris Hilton brand watch and handbags sales, respectively) as compared to $9,328,436 for the same period in the prior year; and (3) the continued rollout of Maria Sharapova women’s fragrance, which commenced shipping during September 2005, providing gross sales of $524,845 during the current period. The increase was partially offset by a $8,745,200 reduction in gross sales of Perry Ellis brand products, from $21,447,031 to $12,701,831, as the next major launch is not anticipated until Summer 2006, and a $1,015,448 reduction in gross sales of Ocean Pacific (“OP”) brand products since no major launches were introduced during the current period pending strategic direction from OP’s new owner, Warnaco, who acquired the OP brand during 2005.

Net sales to unrelated customers, which represent 78% of our total net sales for the quarter, increased 63% to $31,656,177 compared to $19,402,059 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above, offset by the reduction in Perry Ellis and OP brand sales. Net sales to the

U.S. department store sector increased 15% from $5,178,690 to $5,974,352, while net sales to international distribution increased 81% from $14,223,369 to $25,681,825. The increase in international net sales was mainly attributable to the initial launch of GUESS? products and the continued rollout of Paris Hilton brand products internationally. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) decreased 37% to $9,127,888 compared to $14,415,270 for the same period in the prior year, mainly as a result of a decrease of $5,980,697 in Perry Ellis brand sales offset by an increase of $1,090,059 in GUESS? brand sales. We expect that sales growth to unrelated customers for the rest of the fiscal year ending March 31, 2007 will continue to outpace those of related customers due to the upcoming product launches of Paris Hilton and GUESS? fragrance products, which will continue to have a higher percentage of sales to unrelated customers. However, the extent of the increases may be limited by the U.S. department store consolidations and their inventory control measures previously discussed under “Significant Trends”.

Our overall cost of goods sold increased as a percentage of net sales to 52% for the current quarter ended June 30, 2006, compared to 43% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 53% and 50%, respectively, for the current period, as compared to 41% and 44%, respectively, for the same period in the prior year. The current year quarter includes a higher percentage of sales to international distributors reflecting the continued rollout of Paris Hilton and GUESS? products to international markets, which sales have a lower margin than sales of these products to U.S. department store customers. In addition, the current year quarter also includes a higher percentage of value sets being sold to unrelated customers, which include multiple products and have a higher cost of goods compared to basic stock items. The increase in cost of goods as a percentage of net sales for related parties was due primarily to the reduction in sales of Perry Ellis brand products, which have historically provided higher margins than our other brands.

Total operating expenses increased by 155% compared to the same period in the prior year from $13,325,692 to $33,935,576, increasing as a percentage of net sales from 39% to 83%. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 41% to $10,434,121, compared to $7,417,042 in the prior year period, increasing as a percentage of net sales from 22% to 26%. The current year period amount includes promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? men’s fragrance mainly in U.S. department stores, respectively. During January and February 2006, we committed to certain spending levels in the U. S. department store channel based on projected sales. However, due to the consolidations and inventory controls measures discussed above, sales to this channel were substantially less than originally anticipated and promotional activities during this quarter, which were committed to in advance, could not be cancelled. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 28% to $2,878,915 compared to $2,256,101 in the prior year period, remaining relatively constant at 7% of net sales. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support this distribution channel. Royalties increased by 31% in the current period, remaining relatively constant at 5% of net sales, in line with the license requirements for the current sales mix, and minimum royalties for certain brands. General and administrative expenses increased 18% compared to prior year, from $1,617,124 to $1,910,306, remaining relatively constant at 5% of net sales. The increased amount was mainly attributable to increases in professional fees of approximately $190,000 in connection with the Sarbanes-Oxley Act of 2002 implementation and maintenance, and property insurance, coupled with personnel additions in package development, quality assurance and production planning. Depreciation and amortization decreased slightly from $488,909 to $477,030 due to certain equipment becoming fully depreciated. The current period includes a non-cash, share-based compensation charge in the amount of $16,201,950, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split (See Note B to the accompanying condensed consolidated financial statements for further discussion). The current year period also includes a gain from the sale of the Sunrise Facility in the amount of $494,465 (See Note M to the accompanying condensed consolidated financial statements for further discussion). As a result of the above factors, we incurred an operating loss of $13,877,075 for the current period, compared to operating income of $6,098,155 for the same period in the prior year. Net interest expense was $689,273 in the current period as compared to net interest income of $49,626 for the same period in the prior year, as we used our line of credit to finance increases in receivables and inventory to support sales growth.

Loss before taxes for the current period was $14,552,017 compared to income of $6,147,781 in the same period for the prior year. Our tax benefit (provision) for the periods reflects an estimated effective rate of 3% for the current year and 38% for the prior year. The lower rate in the current period results from a limitation on the estimated deferred tax benefit that is expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As a result, we incurred a net loss of $14,120,958 for the current period compared to net income of $3,811,623 in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital decreased to $82,389,088 as of June 30, 2006, compared to $82,872,508 at March 31, 2006, primarily as a result of the current period’s net loss, excluding the effect of the non-cash compensation charge, partially offset by the approximate $1 million in fixed asset additions financed temporarily by short-term borrowings.

During the three months ended June 30, 2006, net cash used in operating activities was $19,074,483 compared to $2,119,947 during the prior year comparable period. The increase was mainly attributable to the increase in inventory to support the increased sales generated from the Paris Hilton and GUESS? brands and the decrease in accounts payable, accrued expenses and income taxes payable.

Net cash provided by investing activities increased to $18,739,197 in the current period from a use of $12,932, due to the reduction of $4,535,506 in restricted cash pending transfer to our lender and the net proceeds from the sale of the Sunrise Facility. This was partially offset by the purchase of equipment and leasehold improvements.

Net cash provided by financing activities was $333,672 compared to a use of $3,874,982 in the prior year comparable period. The increase was attributable to the drawdown of $12,730,256 under our line of credit to partially finance the increase in inventory discussed above offset by the repayment of the $12,661,124 balance of the mortgage in connection with the sale of the Sunrise Facility. In the prior year period, we had $3,877,795 of treasury stock purchases versus none in the current year.

As of June 30, 2006 and 2005, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2006	2005
Trade accounts receivable:
Unrelated (1)	88	62
Related:
Perfumania	282	154
Other related	51	13
Total	95	67
Inventories	363	228

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $5,056,000 and $2,990,000 in 2006 and 2005, respectively.

The increase in the number of days from 2005 to 2006 for unrelated customers was mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 75 and 90 days during fiscal 2007.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania).We are currently discussing with Perfumania their anticipated payments for the upcoming financial year which management expects will reduce their trade receivable balance and the number of days outstanding by March 31, 2007. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

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

Due to the significant number of new product launches during the last half of fiscal year 2006 and anticipated for the remainder of this fiscal year, the number of days sales in inventory has increased. We anticipate that this trend will continue through the next quarter, but will improve subsequent to that date as products launch and holiday sales are shipped.

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

At June 30, 2006, based on the borrowing base at that date, the credit line amounted to $35,000,000, of which $31,812,043 was outstanding. Accordingly, we had $3,187,957 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of June 30, 2006, $3,431,214 ($7,966,720 as of March 31, 2006) was on deposit with our bank pending transfer.

Substantially all of our assets collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of June 30, 2006.

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility. See Note E to the condensed consolidated financial statements for further discussion. This mortgage was repaid on June 21, 2006.

As of June 30, 2006, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital expenditures other than those anticipated for equipment and leasehold improvements at our new leased facility in New Jersey (See Note E to the accompanying condensed consolidated financial statements for discussion).

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2006, there have been no material changes in the information about the Company’s market risks as of March 31, 2006, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.

Controls and Procedures

Parlux Fragrances, Inc.’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, material weaknesses existed in our internal controls over financial reporting and consequently, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

In light of the material weaknesses described below, in preparing our financial statements at and for the quarter ended June 30, 2006, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.  Notwithstanding the material weaknesses described below, management believes that the condensed consolidated  financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1.

Lack of sufficient resources in our accounting and finance organization.  The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company.  As of June 30, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its quarterly financial statements and Quarterly Report on Form 10-Q.  In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.  This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below.

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

Changes In Internal Control Over Financial Reporting – Management’s Remediation Of The Material Weaknesses.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Our management has discussed the material weaknesses described above and other deficiencies with our audit committee.  In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:

1.

The Company has hired an experienced financial individual as Treasurer to assume certain of the responsibilities presently performed by the Chief Financial Officer.  In addition, commencing with the preparation of the Company’s March 31, 2006 financial statements, management developed an Audit Committee review file which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q, and includes memoranda and supporting documentation for all significant areas where estimates and potential management override exist.

2.

The Company is in the process of hiring additional employees in finance and accounting, and has restricted certain responsibilities within accounts payable, accounts receivable and inventory in order to segregate incompatible functions.

3.

The Company has implemented procedures whereby computer generated reports are being prepared, on a daily basis, listing all changes to the accounts payable and accounts receivable master files.  These reports are being reviewed by the recently hired Treasurer.

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

PART II. – OTHER INFORMATION

Item 1.

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

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC, which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the stock split discussed below) per share in cash (the “Proposal”). The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff, without cost to the Company.The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served on Company counsel on August 17, 2006. A response will be due in mid-September.

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with accurate information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the recent prospect, since eliminated, that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. The Amended Complaint includes Glen Hutton, the plaintiff in the now abandoned class action, as an additional plaintiff.

The Company and the other defendants have engaged experienced Florida securities counsel, including the counsel who represented the Company in the previous failed derivative action, and will respond to the Amended Complaint in due course. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

On August 17, 2006, the Company learned through the media and through outside counsel that identical new class actions have been filed by a Thomas Haugh and Mark W. Byers against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”) . The Company was served with the Byers’ complaint on August 25, 2006. There are suggestions in the media that additional class actions have also been filed, but Company counsel have found no record of any other actions having been filed.

Essentially the Second Class Action alleges that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contains allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The defendants have retained experienced Florida securities counsel who have just begun their analysis of the allegations in the Second Class Action . Preliminary indications are that the complaint fails to meet the pleading requirements of the Federal Rules of Civil Procedure or the requirements of the Private Securities Litigation Reform Act. That being the case, the current expectation is that following service of the cmplaint, the defendants will be moving to dismiss the Second Class Action. Investigation of the factual underpinnings of the complaint will continue.

The Proposal was subject to financial and other contingencies, and was referred to the Special Committee of Independent Directors of the Parlux Board of Directors (the “Committee”). On June 20, 2006, the Committee, through their counsel, sent a response to the Proposal, which indicated that the Committee did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein, and requested removal of such as well as a deposit to cover the Company’s expenses that may have been required to evaluate the Proposal.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company did not submit any actions for shareholders’ approval during the quarter ended June 30, 2006 or through August 9, 2006.

Item 6.

Exhibits

(a)

Exhibits:

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

(b)

Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2006.

•

On June 15 ,2006, the Company filed a Form 8-K discussing the reasons for filing a Form 12b-25 to extend the filing deadline for its Annual Report on Form 10-K for the year ended March 31, 2006;

•

On June 16, 2006, the Company filed a Form 8-K in connection with the possible acquisition of all of the Company’s common stock by PF Acquisition of Florida, LLC (the “Proposal”);

•

On June 22, 2006, the Company filed a Form 8-K in connection with the Special Committee of Independent Directors’ response to the Proposal.

•

On June 23, 2006, the Company filed a Form 8-K in connection with the sale of certain real property in Sunrise, Florida.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,186	$49,822
Certificate of deposit	1,036,534	1,026,534
Restricted cash	3,431,214	7,966,720
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $5,056,000 and $3,988,000, respectively	27,440,343	22,177,303
Trade receivable from related parties	12,155,443	14,850,612
Inventories	83,028,498	69,443,085
Prepaid expenses and other current assets, net	17,357,668	17,507,785
Property held for sale	—	14,018,238
Investment in affiliate	6,212,199	6,900,343
TOTAL CURRENT ASSETS	150,710,085	153,940,442
Equipment and leasehold improvements, net	1,975,473	898,490
Trademarks and licenses, net	11,898,453	12,119,681
Deferred tax asset	1,058,034	—
Other	560,543	333,546
TOTAL ASSETS	$166,202,588	$167,292,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	$32,716,902	$19,081,787
Mortgage payable on property held for sale	—	12,661,124
Accounts payable	33,027,383	35,560,969
Income taxes payable	477,354	2,484,190
Accrued expenses	2,099,358	1,279,864
TOTAL CURRENT LIABILITIES	68,320,997	71,067,934
Deferred tax liability	2,248,808	2,510,303
TOTAL LIABILITIES	70,569,805	73,578,237
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $ 0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and March 31, 2006	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 28,717,289 and 28,471,289 shares issued at June 30, 2006 and March 31, 2006, respectively	287,173	284,713
Additional paid-in capital	97,342,982	80,878,952
Retained earnings	28,978,068	43,099,026
Accumulated other comprehensive income	3,553,420	3,980,091
	130,161,643	128,242,782
Less - 10,564,957 shares of common stock in treasury, at cost, at June 30, 2006 and March 31, 2006	(34,528,860)	(34,528,860)
TOTAL STOCKHOLDERS' EQUITY	95,632,783	93,713,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,202,588	$167,292,159

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales:
Unrelated customers, including licensing fees of $18,750 in 2006 and 2005	$31,656,177	$19,402,059
Related parties	9,127,888	14,415,270
	40,784,065	33,817,329
Cost of goods sold, including $2,063,638 and $1,260,591 of promotional items in 2006 and 2005, respectively:
Unrelated customers	16,680,056	7,995,412
Related parties	4,539,973	6,398,070
	21,220,029	14,393,482

Gross margin	19,564,036	19,423,847

Operating expenses:
Advertising and promotional	10,434,121	7,417,042
Selling and distribution	2,878,915	2,256,101
Royalties	2,033,254	1,546,516
General and administrative	1,910,306	1,617,124
Depreciation and amortization	477,030	488,909
Share-based compensation expense	16,201,950	—

Total operating expenses	33,935,576	13,325,692

Gain on sale of property held for sale	494,465	—

Operating (loss) income	(13,877,075)	6,098,155

Interest income	11,607	49,702
Interest expense and bank charges	(700,880)	(76)
Foreign exchange gain	14,331	—

(Loss) income before income taxes	(14,552,017)	6,147,781

Income tax benefit (provision)	431,059	(2,336,158)

Net (loss) income	$(14,120,958)	$3,811,623
(Loss) income per common share:
Basic	$(0.78)	$0.21
Diluted	$(0.78)	$0.18

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2006

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre-hensive Income	Treasury Stock		Total
	Number Issued	Par Value				Number Of Shares	Cost
Balance at April 1, 2006	28,471,289	$284,713	$80,878,952	$43,099,026	$3,980,091	10,564,957	$(34,528,860)	$93,713,922

Comprehensive income (loss):
Net loss	—	—	—	(14,120,958)	—		—	(14,120,958)
Change in unrealized holding gain on investment in affiliate, net of taxes of $261,495					(426,649)			(426,649)
Foreign currency translation adjustment	—	—	—	—	(22)		—	(22)
Total compre-hensive loss								(14,547,629)
Issuance of common stock upon exercise of warrants	246,000	2,460	262,080					264,540
Share-based compensation as a result of modifi-caton of warrants in connection with stock split			16,201,950					16,201,950

Balance at June 30, 2006	28,717,289	$287,173	$97,342,982	$28,978,068	$3,553,420	10,564,957	$(34,528,860)	$95,632,783

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(14,120,958)	$3,811,623

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	16,201,950	—
Gain on sale of property held for sale	(494,465)	—
Depreciation and amortization	477,030	488,909
Provision for doubtful accounts	90,000	45,000
Write-downs of prepaid promotional supplies and inventories	285,000	180,000
Deferred income tax benefit	(1,058,034)	—
Changes in assets and liabilities:
Increase in trade receivables - customers	(5,353,040)	(3,493,316)
Decrease (increase) in trade receivables - related parties	2,695,169	(3,063,974)
Increase in inventories	(13,810,413)	(3,523,172)
Decrease (increase) in prepaid expenses and other current assets	80,117	(1,760,740)
Increase in other non-current assets	(226,997)	(13,882)
(Decrease) increase in accounts payable	(2,652,500)	3,111,673
(Decrease) increase in accrued expenses and income taxes payable	(1,187,342)	2,097,932

Total adjustments	(4,953,525)	(5,931,570)

Net cash used in operating activities	(19,074,483)	(2,119,947)

Cash flows from investing activities:
Net decrease in restricted cash	4,535,506	—
Purchases of equipment and leasehold improvements	(193,913)	(12,932)
Purchases of trademarks	(115,099)	—
Net proceeds from the sale of property held for sale	14,512,703	—

Net cash provided by (used in) investing activities	18,739,197	(12,932)

Cash flows used in financing activities:
Proceeds - line of credit with GMACCC, net	12,730,256	—
Repayment - mortgage payable on property held for sale	(12,661,124)	—
Purchases of treasury stock	—	(3,877,795)
Proceeds from issuance of common stock	264,540	2,813

Net cash provided by (used in) financing activities	333,672	(3,874,982)

Effect of exchange rate changes on cash	(22)	(880)

Net decrease in cash and cash equivalents	(1,636)	(6,008,741)
Cash and cash equivalents, beginning of period	49,822	12,368,904

Cash and cash equivalents, end of period	$48,186	$6,360,163

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

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury.  The par value of the common stock remains at $0.01 per share.  All references to share and per share amounts in the accompanying condensed consolidated financial statements and the notes thereto have been adjusted to reflect the Stock Split.  Previously awarded stock options and warrants have been retroactively adjusted to reflect the Stock Split.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 as filed with the SEC on July 24, 2006.

B.

Share-Based Compensation

The Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Plans"). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which 368,274 options have been granted and exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company has previously issued 3,440,000 warrants to certain officers, employees, consultants and directors, all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period. . Prior to the April 1, 2006 adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" ("SFAS 123R"), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for share-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

Effective April 1, 2006, the beginning of the Company's first quarter of fiscal 2007, the Company became subject to the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options and warrants which are granted, modified or vested subsequent to April 1, 2006. As of March 31, 2006, all options and warrants were fully vested, and as such, the result of adopting SFAS No. 123R on April 1, 2006, did not have an effect on the Company’s results of operations or financial position. The compensation expense recognized will include the estimated expense for stock options granted on and subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Concurrent with the Stock Split, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation in the amount of $16,201,950, reflecting the change in the warrants’ fair value before and after the Stock Split. This non-cash charge has been included in operating expenses for the three months ended June 30, 2006. The Company has also recorded a deferred tax benefit of $1,058,034 as a result of the charge, which reduces income tax expense for the period. See Note I for further discussion of this tax benefit.

The fair value of the warrants at the date of the modification was estimated using a Black-Scholes option pricing model with the following weighted average assumption.

Expected life (years)	4–7
Expected volatility	65%
Risk-free interest rates	6%
Dividend yield	0%

The expected life of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility is estimated using the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

The following is a summary of stock option and warrant activity during the three months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	3,440,000	$1.09	5.26	$48,030,575
Granted	—	—	—	—
Exercised	246,000	$1.08	4.51	2,971,830
Forfeited	—	—	—	—
Outstanding as of June 30, 2006	3,194,000	$1.09	5.06	$27,477,185
Exercisable as of June 30, 2006	3,194,000	$1.09	5.06	$27,477,185

All warrants outstanding as of March 31, 2006 were fully vested. Upon exercise of the warrants, the Company issues previously authorized but unissued common stock to the warrant holders. During the three months ended June 30, 2006, the Company did not recognize any share-based compensation expense in the condensed consolidated financial statements relating to stock option or warrant grants other than amounts recognized in connection with the modification of the outstanding warrants as described above.

The following table shows the effect on net income and net income per common share for the three month period ended June 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

For the three months ended June 30, 2005
Net income, as reported	$3,811,623
Add: Share-based employee compensation expense included in net income, net of related tax effects	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586
Pro forma net income	$3,768,037
Basic net income per share:
As reported	$0.21
Proforma	$0.21
Diluted net income per share:
As reported	$0.18
Proforma	$0.18

The fair value for these stock options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended June 30, 2005
Expected life (years)	5
Expected volatility	70%
Risk-free interest rates	3%
Dividend yield	0%

The expected life of the options and warrants represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected volatility is estimated using the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term.  The Company has not paid dividends in the past and does not intend to in the foreseeable future.

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	June 30, 2006	March 31, 2006

Finished products	$47,645,968	$41,016,214
Components and packaging material	26,721,895	22,313,145
Raw material	8,660,635	6,113,726
	$83,028,498	$69,443,085

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $3,067,000 and $2,688,000 at June 30, 2006 and March 31, 2006, respectively.  Included in inventory at June 30, 2006, was finished products in the amount of $2,070,120 in watches and $364,777 in handbags ($2,021,616 for watches at March 31, 2006), and $27,209 of components and packing materials for watches ($198,315 at March 31, 2006). See Note K for further discussion.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2006	March 31, 2006	Estimated Life (in years)
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Perry Ellis and Other	329,106	329,106	5-25
Paris Hilton	334,460	219,361	5
	9,283,927	9,168,828
Less – accumulated amortization	(3,273,724)	(2,937,397)
Subtotal of amortizable intangibles	6,010,203	6,231,431
Perry Ellis	5,888,250	5,888,250	indefinite
	$11,898,453	$12,119,681

On August 16, 2006, Parlux Fragrances, Inc. (the “Company”) entered into a letter of intent to sell its Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million; $120 million for the fragrance rights and up to $20 million for inventory. The letter of intent is subject to the execution of a definitive agreement and the approvals associated therewith.

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory, whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory in December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. Similar to the Company’s other license agreements, the Fragrance License requires the payment of a guaranteed minimum royalty, a fixed royalty percentage, and minimum spending amounts for advertising based on sales volume. During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements, and extended the Fragrance License for an additional three years through June 30, 2010.

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

E.

Borrowings

The composition of borrowings is as follows:

	June 30, 2006	March 31, 2006
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (7.75% at June 30, 2006) at the Company’s option.	$31,812,043	$19,081,787
Payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, interest at 1.0% per month.	904,859	—
	32,716,902	19,081,787
Less: long-term borrowings	—	—
Borrowings, current portion	$32,716,902	$19,081,787

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

At June 30, 2006, based on the borrowing base at that date, the credit line amounted to $35,000,000 of which $31,812,043 was outstanding. Accordingly, the Company had $3,187,457 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of June 30, 2006, $3,431,214 ($7,966,720 as of March 31, 2006) was on deposit with our bank pending transfer. None of the credit line was utilized at June 30, 2005.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at June 30, 2006.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,600,000 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. As of June 30, 2006, $904,859 had been paid to the suppliers, which balance has been included in equipment and leasehold improvements as construction in progress, and borrowings, in the accompanying June 30, 2006 condensed consolidated balance sheet.

In accordance with the terms of the agreement, the advances bear interest at a rate of 1% per month until all anticipated payments have been made, at which time the arrangement converts to a thirty-six month lease, which will be classified as a capital lease. The lease will be payable in twelve quarterly installments of approximately $239,000, with the first installment anticipated on October 1, 2006.

On December 29, 2005, the Company entered into a fifteen year conventional mortgage loan with GE Commercial Finance Business Property Corporation in the amount of $12,750,000 in connection with the Sunrise Facility acquisition. The mortgage was payable in equal monthly installments of $106,698, including interest at

5.87%. The mortgage was repaid in connection with the June 21, 2006 sale of the property. See Note M for further discussion of the Sunrise Facility.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs.

F.

Related Party Transactions

The Company had net sales of $2,789,104 and $6,198,381 during the three-month periods ended June 30, 2006 and 2005, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s Chairman and Chief Executive Officer has an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in approximately 240 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $8,629,457 and $8,506,303 at June 30, 2006 and March 31, 2006, respectively. As of August 21, 2006, the balance has been reduced to $7,121,014. Amounts due from Perfumania are non-interest bearing and are paid in accordance with the terms established by the Board of Directors.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 28, 2006, reflect a net income of $14.2 million compared to an income of $3.2 million in the prior year. Its Quarterly Report on Form 10-Q for the thirteen weeks ended April 29, 2006 reflects a net loss of $1.29 million compared to a loss of $2.06 million in the prior year comparable period. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicate that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company is currently discussing with Perfumania their anticipated payments which the Company expects will reduce their trade receivable balance and the number of days outstanding by March 31, 2007. Based on management’s evaluation, no allowances have been recorded as of March 31 or June 30, 2006. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owns 378,101 shares of ECMV common stock, which is an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying condensed consolidated balance sheets. As of June 30, 2006, the fair market value of the investment was $6,212,199 or $16.43 per share ($6,900,343 or $18.25 per share as of March 31, 2006), based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares is $1,648,523 or $4.36 per share.

In addition to Perfumania, during the three months ended June 30, 2006 and 2005, the Company had net sales of $6,338,784 and $8,216,889, respectively, to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO. These sales are included as related party sales in the accompanying condensed consolidated statements of income and are closely monitored by the Company’s Audit Committee and Board of Directors. As of June 30 and March 31, 2006 trade receivables from related parties include $3,525,986 and $6,344,309, respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $608,000 and $159,000 for the three months ended June 30, 2006 and 2005, respectively.

During the three months ended June 30, 2006 and 2005, the Company purchased $386,807 and $84,300, respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and

Latin American countries. The Company’s Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the three months ended June 30, 2006, the Company also purchased $16,575 of advertising space in these magazines.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended June 30,
	2006	2005
Net (loss) income	$(14,120,958)	$3,811,623
Weighted average number of shares issued	28,600,388	28,448,431
Weighted average number of treasury shares	(10,564,957)	(10,503,301)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,035,431	17,945,130
Basic net (loss) income per common share	$(0.78)	$0.21
Weighted average number of shares outstanding used in basic earnings per share calculation		17,945,130
Effect of dilutive securities(1):
Stock options and warrants		3,131,392
Weighted average number of shares outstanding used in diluted earnings per share calculation		21,076,522
Diluted net income per common share(1)		$0.18

———————

(1)

The calculation of diluted loss per share was the same as the basic loss per share for the period ended June 30, 2006, since the inclusion of potential common stock in the computation would be antidilutive.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months ended June 30,
	2006	2005
Cash paid for:
Interest	$762,814	$76
Income taxes	$2,633,811	$138,252

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2006:

•

Change in unrealized holding gain of ($351,028) on the investment in affiliate, net of deferred taxes.

•

Construction-in-progress in the amount of $1,023,773, of which $904,859 was funded by note payable to Provident Equipment Leasing and $118,914 is included in accounts payable at June 30, 2006.

Three months ended June 30, 2005:

•

Change in unrealized holding gain of $152,374 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes

The tax benefit (provision) for the periods reflects an estimated effective rate of 3% for the current year and 38% for the prior year. The lower rate in the current period results from a limitation on the estimated tax benefit that is expexted to result from the share-based compensation charge related to the warrant modification. Such benefit well be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified.

J.

License and Distribution Agreements

As of March 31, 2006, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova, Andy Roddick and babyGUND.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period. The Company anticipates the first sunglasses under this agreement will be launched during spring 2007.

Similar to the Company’s other license agreements, the new license agreement requires payment of a fixed royalty percentage and spending of minimum amounts for advertising based on sales volume.

K.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the three month period ended June 30, 2006 totaled $515,738 and $567,943, respectively. Included in inventories at June 30, 2006, is approximately $2,097,000 and $364,000 relating to watches and handbags, respectively ($2,220,000 for watches at March 31, 2006). The Company anticipates preparing full segment disclosure as these operations become more significant.

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

The Class Action names Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom is a director of the Company. The Class Action relates to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action seeks equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleges that the Proposal is solely designed to ensure that the Company’s management completes the Proposal despite the fact that the consideration called for in the Proposal is unfair to the public shareholders and the Company’s public shareholders have not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff, without cost to the Company.

The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served on Company counsel on August 17, 2006. A response will be due in mid-September.

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with accurate information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the recent prospect, since eliminated, that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. The Amended Complaint includes Glen Hutton, the plaintiff in the now abandoned class action, as an additional plaintiff.

The Company and the other defendants have engaged experienced Florida securities counsel, including the counsel who represented the Company in the previous failed derivative action, and will respond to the Amended Complaint in due course. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

On August 17, 2006, the Company learned through the media and through outside counsel that identical new class actions have been filed by a Thomas Haugh and Mark W. Byers against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”) . The Company was served with the Byers’ complaint on August 25, 2006. There are suggestions in the media that additional class actions have also been filed, but Company counsel have found no record of any other actions having been filed.

Essentially the Second Class Action alleges that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contains allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The Company and the other named defendants have retained experienced Florida securities counsel who have just begun their analysis of the allegations in the Second Class Action. Preliminary indications are that the complaint fails to meet the pleading requirements of the Federal Rules of Civil Procedure or the requirements of the Private Securities Litigation Reform Act. That being the case, the current expectation is that following service of the complaint, the defendants will be moving to dismiss the Second Class Action. Investigation of the factual underpinnings of the complaint will continue.

Accordingly, management believes that the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

On June 20, 2006, the Special Committee of Independent Directors of the Board (the “Committee”), through their counsel, responded to the Proposal, indicating that they did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein, and requested removal of such as well as a deposit to cover the Company’s expenses that may have been required to evaluate the Proposal.

On July 12, 2006, the Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of the Company’s brands, Mr. Lekach was withdrawing the Proposal.

To the best of our knowledge, there are no other proceedings pending against the Company, which, if determined adversely, would have a material effect on the Company’s financial position or results of operations.

M.

Facility Acquisition and Sale

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

As a result of various factors including the Company’s continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged.  Accordingly, on April 17, 2006, the Company entered into a five-year lease for 198,500 square feet of warehouse space in New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location encounters unplanned disruptions. The Company anticipates occupancy during the latter part of August 2006.

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer.  The sale was completed on June 21, 2006, and the mortgage was repaid.  Accordingly, the Company had classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability.  The Company has recorded a gain of $494,465 from the sale, which is included in the accompanying condensed consolidated statement of income for the three months ended June 30, 2006.

N.

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 requiring adoption by the Company during the quarter ending June 30, 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

*  *  *  *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ ILIA LEKACH
Ilia Lekach, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. BUTTACAVOLI
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Principal Accounting Officer)

Date:  August 30, 2006