Form 10-Q
period 2006-09-30
PARLUX FRAGRANCES INC
filed 2007-03-30
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2006

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

954-316-9008

Registrant’s telephone number, including area code

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2007
[Common Stock, $0.01 par value per share]	18,069,912 shares

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 18 to 35.

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

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Quarterly Report as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related share-based compensation expense recorded during the quarter ended June 30, 2006.

Recent Developments

Nasdaq Communications

On November 16, 2006, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market Listing Qualifications Department (the “Department”) that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). As a result, Parlux’s common stock was subject to delisting from The Nasdaq National Market at the opening of business on November 8, 2006, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We requested such hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination, which automatically deferred the delisting of our common stock pending the Panel’s review and determination. Parlux’s common stock continued to be traded on The Nasdaq National Market until the Panel issued a determination and any exception granted by the Panel had expired. The hearing was held on February 1, 2007.

On February 14, 2007, we received a similar letter from the Department due to the failure to timely file our Quarterly Report on Form 10-Q for the period ended December 31, 2006.

On February 28, 2007, the Department notified us that the Panel determined to continue listing of Parlux’s common stock on The Nasdaq National Market, subject to the Company filing its Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006 on or before March 31, 2007.

The filing of our reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006 have been delayed pending the completion of an independent investigation by special counsel and independent forensic accountants engaged by Parlux's Audit Committee. The investigation was focused on, and was the result of, allegations made in a Consolidated Amended Class Action Complaint filed on November 8, 2006, including, among others, that Parlux improperly recognized revenue on sales to related parties and failed to comply with SEC disclosure rules. Based on the findings of the investigation, it was determined that there was no merit to the allegations.  See Part II, Item 1 – Legal Proceedings, for further discussion of the Amended Cass Action, which has recently been dismissed.

Parlux requested a review by the Nasdaq Listing and Hearing Review Council (the “Council”) of the Panel's decision to impose the March 31, 2007 deadline, and as to other aspects of the Panel's decision. There can be no assurance that the Council will grant an extension of that deadline, or that the request for a review will be considered or acted upon by the Council prior to the deadline passing, or that Parlux can achieve full compliance with all requirements of The Nasdaq Stock Market. Making the request for a review with the Council will not stay the suspension and likely delisting of Parlux's common stock from The Nasdaq Stock Market if its late reports on Form 10-Q are not filed on or before March 31, 2007.

Nussdorf Solicitation

On February 6, 2007, the Company entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder of the Company, and Mr. Ilia Lekach, a major shareholder and the Company’s former Chairman and Chief Executive Officer at the time. See Note P to the accompanying condensed consolidated financial statements for further discussion.

Perry Ellis Fragrance Brand

On August 16, 2006, we entered into a letter of intent to sell our Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million: $120 million for the fragrance rights, payable in sixty monthly installments of $2 million, without interest, and up to $20 million for inventory due at closing. The letter of intent was subject to the execution of a definitive agreement and the approvals associated therewith, including approval by the licensor, Perry Ellis International (“PEI”). On October 9, 2006, PEI informed us that they would not consent to the assignment of the rights. Victory had paid a deposit of $1 million to us in connection with the letter of intent, which was refunded during October 2006. The deposit is included as a “Deposit on brand sale” in the accompanying September 30, 2006 condensed consolidated balance sheet.

On December 6, 2006, we entered into an agreement to sell the Perry Ellis fragrance rights, including inventory, molds and other intangible assets related thereto, to PEI, in an all-cash transaction of approximately $63 million, subject to final inventory valuations. The closing took place shortly thereafter. See Note P to the accompanying condensed consolidated financial statements for further discussion.

On March 2, 2007, the Company and certain executives were named as defendants in an action filed by Victory in connection with the above. See Note L to the accompanying condensed consolidated financial statements for further discussion.

Acquisition Proposal

On June 14, 2006, our Board of Directors received an unsolicited letter from our then Chairman and CEO, Mr. Ilia Lekach, representing PF Acquisition of Florida LLC (“PFA”), pertaining to the possible acquisition of all of the outstanding common stock of the Company at a proposed price of $29.00 ($14.50 after the stock split) per share in cash (the “Proposal”), representing a premium of 55% over the closing price of our common stock on June 13, 2006. The Proposal was subject to financial and other contingencies and was referred to the Special Committee of Independent Directors of the Parlux Board of Directors (the “Committee”). On June 20, 2006, the Committee, through their counsel, sent a response to the Proposal, which indicated that the Committee did not believe it was prudent for the Company to move forward to consider the Proposal due to the contingencies therein and requested removal of such, as well as a deposit to cover the Company’s expenses that may have been required to evaluate the Proposal.

On July 12, 2006, the Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of the Company’s brands, Mr. Lekach was withdrawing the Proposal.

Litigation

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

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Class Action related to the Proposal. The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that the Company’s management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and the Company’s public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

During August and September 2006, five new identical class actions have been filed against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”).

Essentially the Second Class Action alleged that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contained allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The Company and the other named defendants retained Florida securities counsel and on September 26, 2006, the defendants moved to dismiss the Second Class Action.

At a hearing on October 23, 2006, the judge consolidated the five cases. At the plaintiffs’ request, the lead plaintiff was provided the opportunity to file a Consolidated Amended Complaint (the “Amended Class Action”), which was filed on November 8, 2006. The Amended Class Action included the allegations in the Second Class Action as well as new allegations, among them, that the Company improperly recognized revenues on sales to related parties during the three-month period ended September 30, 2005, and failed to comply with certain SEC disclosure rules surrounding “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. On December 1, 2006, the Company and the other named defendants filed a motion to dismiss the Amended Class Action.

On February 14, 2007, the United States District Court for the Southern District of Florida entered an order granting the motion of the defendants, including Parlux, to dismiss the Amended Class Action. The Court held that the allegations in the Amended Class Action failed to meet the pleading requirements applicable to the case. This dismissal was without prejudice to the filing of another amended complaint by the plaintiffs, however, the plaintiffs did not file another amended complaint within the time period set by the Court. As a result, the plaintiffs now are unable to file another amended complaint and the Court’s Order of Dismissal is final.

The Derivative Action names the identical defendants as the Class Action and also relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to Company counsel on August 17, 2006.

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned Class Action, is included as an additional plaintiff.

The Company and the other defendants have engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added the alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to the Company, we believed that the Second Amended Complaint is without merit.

Other

During August and September 2006, we sold all of our ownership interest in E Com Ventures, Inc., the parent company of Perfumania, Inc. We can not predict the impact, if any, that the sale of these shares will have on our future relationship with Perfumania. See Note F to the accompanying condensed consolidated financial statements for further discussion.

On September 6, 2006, we entered into an exclusive agreement with GLMAC, an unrelated third party, to assist in the sale of certain of our non-core product lines.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS No. 123 (R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006, did not have an effect on our results of operations or financial position. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of outstanding warrants in connection with the Stock Split and the related share-based compensation expense recorded for the current six-month period.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 requiring adoption by us during the quarter ending June 30, 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position, results of operations, cash flows and disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, for the Company.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development, advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. We believe this pattern will continue. If one or more of our new product introductions were to be unsuccessful or delayed, or the appeal of the celebrity were to diminish, it could result in a reduction in profitability and operating cash flows.

In addition, certain U.S. department store retailers have recently consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to affect our sales to this distribution channel in the short term.

We record sales, cost of sales, and other direct expenses in three categories: Domestic, International and Related Parties. Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties. International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States. Related parties are those parties that are known to the Company as having a related party relationship as defined in SFAS 57, “Related Party Disclosure”. See Note F to the accompanying condensed consolidated financial statements for additional information regarding related parties. Because of the substantial margins generated by fragrance sales, there is a risk that products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, for prior season gift sets, refurbished returns and other slow moving products, these products are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand.

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift giving periods. Substantial billings often occur during the final month of each quarter. This practice assumes activities in future periods will support planned objectives, but there can be no assurance that will be achieved and future periods may be negatively affected.

Results of Operations

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six months ended September 30, 2006 and 2005 include approximately $2,235,000 and $1,612,000, respectively ($1,249,000 and $821,000 during the three months ended September 30, 2006 and 2005, respectively), relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (PEI). A definitive agreement was signed on December 6, 2006. See Note P to the accompanying condensed financial statements for further discussion.

The results presented in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2006 and 2005 include the Perry Ellis brand activity as part of continuing operations. Commencing with our third quarter ended December 31, 2006, the Perry Ellis brand activity will be presented as discontinued operations. For comparison purposes, prior period financial statements for the third quarter and future periods will be restated accordingly.

The Company does business with fragrance distributors owned/operated by individuals related to the Company’s former Chairman/CEO. These sales are included as related party sales in the accompanying condensed consolidated statements of operations and are closely monitored by the Company’s Audit Committee and Board of Directors. For the quarter ended September 30, 2006, the Company identified, and has classified, additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are now included as related party sales for the three and six months ended September 30, 2006 and comparable period results, when applicable, will be revised. See Note O to the accompanying condensed financial statements for further discussion. Future sales to these parties may not occur at the same levels, which could have a material adverse effect on our operating results if new customers or existing customers do not replace such sales.

Comparison of the three-month period ended September 30, 2006 with the three-month period ended September 30, 2005.

During the quarter ended September 30, 2006, net sales decreased 1% to $38,875,830 as compared to $39,328,298 for the same period for the prior year. The decrease is mainly attributable to (1) a $5,565,137 reduction in gross sales of Perry Ellis brand products, (from $17,814,892 to $12,249,757), as the launch of Perry Ellis 18 for Men and Women and the production of certain new products were delayed until October 2006; (2) a $1,175,835 reduction in gross sales of Ocean Pacific (“OP”) brand products, (from $1,675,976 to $500,138), since no new product launches were introduced during the current period pending strategic direction from OP’s new owner, (Warnaco, who acquired the OP brand during 2005, recently sold the brand to Iconics Brand Group, Inc.); and (3) a $551,677 decrease in gross sales for the entire Paris Hilton fragrance brand during the current quarter (excluding $188,700 and $355,190 in Paris Hilton brand watch and handbags sales, respectively) to $14,295,554 as compared to $14,847,231 for the same period in the prior year as the new Paris Hilton “Heiress” for Women fragrance did not commence shipping until October 2006. These decreases were partially offset by the launch of GUESS? Gold for Women in September 2006, and the international rollout of GUESS? women’s fragrance, which originally shipped domestically during September 2005 and, GUESS? men’s fragrance, which originally shipped domestically in March 2006, resulting in a $6,191,481 increase in gross sales of GUESS? brand products to $11,624,660 compared to $5,433,179 for the comparable prior year period.

Net sales to unrelated customers (which represent 50% of our total net sales for the quarter) decreased 11% to $19,491,484 compared to $22,020,040 for the same period in the prior year, mainly as a result of the Perry Ellis sales reduction discussed above. Net sales to the U.S. department store sector decreased 21% from $8,452,913 to $6,710,374, while net sales to international distributors decreased 6% from $13,567,127 to $12,781,110. The decreases were mainly attributable to decreases of $1,345,509 and $2,230,744, respectively, in gross sales of Perry Ellis brand products, and reductions of $320,195 and $1,991,745, respectively, in gross sales of Paris Hilton fragrance products as a result of the timing of the “Heiress” launch. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 12% to $19,384,346 compared to $17,308,258 for the same period in the prior year. The increase was mainly attributable to (1) a $3,171,959 increase in gross sales of the original GUESS? women’s and men’s fragrances, which were shipped initially to unrelated customers in September 2005 and March 2006, respectively, along with the launch of Guess? Gold for Women; and (2) a $1,760,263 increase in gross sales of Paris Hilton brand products. The increase was partially offset by decreases of $1,988,882 and $967,528 in Perry Ellis and OP brand sales, respectively.

Our overall cost of goods sold increased as a percentage of net sales to 49% for the current quarter ended September 30, 2006, compared to 43% for the comparable prior year period. Cost of goods sold as a percentage of net sales for unrelated customers and related parties was 51% and 46%, respectively, for the current period, as compared to 42% and 45%, respectively, for the same period in the prior year. The current year quarter includes a higher percentage of value sets, which include multiple products and have a higher cost of goods compared to basic stock items. In addition, the increase in cost of goods as a percentage of net sales was partially due to the reduction in sales of Perry Ellis brand products, which have historically provided higher margins.

Total operating expenses increased by 11% compared to the same period in the prior year from $15,001,410 to $16,651,514, increasing as a percentage of net sales from 38% to 43%. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses decreased 9% to $7,897,146, compared to $8,642,308 in the prior year period, decreasing as a percentage of net sales from 22% to 20%. The prior year period amount included additional promotional costs in connection with the launch of certain GUESS? and Paris Hilton fragrances for women and men on a worldwide basis. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 30% to $2,918,646 compared to $2,251,891 in the comparable prior year period, increasing as a percentage of net sales from 6% to 8%. The increase was mainly attributable to approximately $253,000 in additional costs for temporary warehouse storage space, as well as approximately $286,000 for rent of our new distribution center in New Jersey, coupled with an increase in headcount and travel expenses to support domestic sales. Royalties increased by 71% in the current period, increasing as a percentage of sales from 5% to 8%, based upon the license requirements for the sales mix, and minimum royalties for certain brands. We anticipate that this percentage will reduce to 6% over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed. General and administrative expenses increased 21% compared to prior year, from $1,802,618 to $2,188,075, increasing as a percentage of sales from 5% to 6%. The increase was mainly attributable to increases in professional and legal fees of approximately $180,000 and $250,000, respectively, in connection with the Sarbanes-Oxley Act of 2002 remediation and maintenance, and various litigation, coupled with increases in property insurance costs and personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased 11% from $484,331 to $537,929 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated. As a result of the above factors, operating income for the current period was $3,204,357, compared to $7,243,441 for the same period in the prior year.

Net interest expense was $844,949 in the current period compared to $82,362 for the same period in the prior year, as our line of credit was used to finance increases in receivables and inventory. The current year period includes a gain from the sale of our investment in ECMV in the amount of $1,774,624 (See Note F to the accompanying condensed consolidated financial statements for further discussion).

Income before taxes for the current period was $4,134,032 compared to income of $7,161,079 in the same period for the prior year. The tax provision for the periods reflects an effective rate of 12% for the current period and 38% for the prior year. The lower rate in the current period is attributable to the sale of our shares in ECMV, which resulted in a loss of $1,083,823 for income tax purposes due to a difference in basis (See Note F for further discussion). As a result, we earned a net income of $3,649,310 for the current period compared to net income of $4,439,870 in the comparable period of the prior year.

Comparison of the six-month period ended September 30, 2006 with the six-month period ended September 30, 2005.

During the six months ended September 30, 2006, net sales increased 9% to $79,659,895 as compared to $73,145,627 for the same period for the prior year. The increase is mainly attributable to (1) the launch of GUESS? Gold for Women in September 2006 and the international rollout of GUESS? women’s fragrance, which originally shipped domestically during September 2005, and, GUESS? men’s fragrance, which originally shipped domestically in March 2006, which provided $25,895,266 in gross sales compared to $6,499,615 for the same period in the prior year; (2) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, coupled with the launch of the second Paris Hilton fragrance for women, “Just Me”, which commenced shipment during September 2005, and “Just Me” for men in December 2005, generating $25,695,224 in gross sales for the entire Paris Hilton fragrance brand during the current period (excluding $704,438 and $923,133 in Paris Hilton brand watch and handbags sales, respectively) as compared to $24,175,668 for the same period in the prior year; and (3) the continued rollout of Maria Sharapova women’s fragrance, which commenced shipping during September 2005, providing gross sales of $901,328 during the current period compared to $543,422 for the same period in the prior year. These increases were partially offset by a $14,310,336 reduction in gross sales of Perry Ellis brand products, from $39,261,925 to $24,951,589, as the launch of Perry Ellis 18 for Men and Women and the production of certain new SKU’s were delayed until October 2006, and a $2,191,284 reduction in gross sales of Ocean Pacific (“OP”) brand products since no new products were introduced during the current period pending strategic direction from OP’s new owner. Warnaco, who acquired the OP brand during 2005, recently sold the brand to Iconics Brand Group, Inc.

Net sales to unrelated customers, which represent 58% of our total net sales for the six-month period, increased 16% to $46,284,550 compared to $39,995,980 for the same period in the prior year, mainly as a result of the GUESS? and Paris Hilton brand sales discussed above, offset by the reduction in Perry Ellis and OP brand sales. Net sales to the U.S. department store sector decreased 7% from $13,631,604 to $12,683,529, while net sales to international distribution increased 27% from $26,364,376 to $33,601,021. The increase in international net sales was mainly attributable to the initial launch of GUESS? products and the continued rollout of Paris Hilton brand products internationally. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 1% to $33,375,345 compared to $33,149,647 for the same period in the prior year. The increase was attributable to increases of $7,681,608 and $1,232,616 in GUESS? and Paris Hilton brand sales, respectively, offset by reductions of $7,320,683 and $1,702,302 in Perry Ellis and OP brand sales. Sales increases for various other brands resulted in the net increase in sales to related parties of $225,698.

Our overall cost of goods sold increased as a percentage of net sales to 51% for the current six months ended September 30, 2006, compared to 43% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 51% and 49%, respectively, for the current period, as compared to 42% and 44%, respectively, for the same period in the prior year. The current year period includes a higher percentage of sales to international distributors reflecting the continued rollout of Paris Hilton and GUESS? products to international markets, which sales have a lower margin than sales of these products to U.S. department store customers. In addition, the current year period also includes a higher percentage of value sets being sold to unrelated customers, which include multiple products and have a higher cost of goods compared to basic stock items. The increase in cost of goods as a percentage of net sales for related parties was due primarily to the reduction in sales of Perry Ellis brand products, which have historically provided higher margins than our other brands.

Total operating expenses increased by 79% compared to the same period in the prior year from $28,327,102 to $50,587,090, increasing as a percentage of net sales from 39% to 64%. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 14% to $18,331,267, compared to $16,059,350 in the prior year period, increasing as a percentage of net sales from 22% to 23%. The current year period amount includes promotional costs in connection with the continued roll out of GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? Gold for women fragrance mainly in U.S. department stores. During January and February 2006, we committed to certain spending levels in the U. S. department store channel based on projected sales. However, due to the consolidations and inventory controls measures discussed above, domestic sales were substantially less than originally anticipated and certain promotional activities during this period, which were committed to in advance, could not be cancelled. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 29% to $5,797,561 compared to $4,507,992 in the prior year period, increasing as a percentage of net sales from 6% to 7%. The increase was mainly attributable to approximately $513,000 in additional costs for temporary warehouse storage space, as well as approximately $286,000 for rent of our new distribution center in New Jersey, to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support this distribution channel. Royalties increased by 53% in the current period, increasing as a percentage of net sales from 5% to 6%, based upon the license requirements for the sales mix, and minimum royalties for certain brands. We anticipate that this percentage will remain at 6% or increase slightly, as additional sales of non-fragrance products increase and minimum royalties of such brands are required. General and administrative expenses increased 20% compared to prior year, from $3,419,742 to $4,098,381, remaining relatively constant at 5% of net sales. The increase was mainly attributable to increases in professional and legal fees of approximately $332,000 and $250,000, respectively, in connection with the Sarbanes-Oxley Act of 2002 remediation and maintenance and various litigation, coupled with increases in property insurance costs and personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased slightly from $973,240 to $1,014,959 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated. The current period includes a non-cash, share-based compensation charge in the amount of $16,201,950, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split (See Note B to the accompanying condensed consolidated financial statements for further discussion). The current year period also includes a gain from the sale of the Sunrise Facility in the amount of $494,465 (See Note M to the accompanying condensed consolidated financial statements for further discussion). As a result of the above factors, we incurred an operating loss of $10,672,718 for the current period, compared to operating income of $13,341,596 for the same period in the prior year.

Net interest expense was $1,534,222 in the current period as compared to $32,736 for the same period in the prior year, as our line of credit was used to finance increases in receivables and inventory to support sales growth. The current year period includes a gain from the sale of our investment in ECMV in the amount of $1,774,624. (See Note F for further discussion).

Loss before taxes for the current period was $10,417,985 compared to income of $13,308,860 in the same period for the prior year. Our tax provision for the prior year period reflects an estimated effective rate of 38%. The effective rate in the current period reflects (1) a limitation on the estimated deferred tax benefit that is expected to result from the share-based compensation charge related to the warrant modification, and, (2) the $1,083,823 loss for income tax purposes resulting from the sale of the ECMV shares. The benefit from the share-based compensation charge will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time, based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As a result, we incurred a net loss of $10,471,648 for the current period compared to net income of $8,251,493 in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital decreased to $81,225,839 as of September 30, 2006, compared to $82,872,508 at March 31, 2006. The decrease was mainly attributable to the current period’s net loss, excluding the effect of the non-cash compensation charge, offset by the $2,761,266 in equipment additions financed by capital leases (of which approximately $860,000 have current maturities), and the reduction in investment in affiliate as a result of the sale of the shares for less than the March 31, 2006 carrying value.

During the six months ended September 30, 2006, net cash used in operating activities was $27,006,830 compared to $14,913,459 during the prior year comparable period. The increase was mainly attributable to the increase in inventory to support the increased sales anticipated for the Paris Hilton and GUESS? brands, partially offset by a lesser increase in trade receivables from related parties.

Net cash provided by investing activities increased to $21,115,187 in the current period from a use of $5,603,920 in the prior year period, due to a $10,298,913 change in restricted cash pending transfer to our lender (the current period had a decrease of $5,011,145, while the prior year period had an increase of $5,287,768) and the net proceeds from the sales of the Sunrise Facility and our investment in affiliate. This was partially offset by the increased purchase of equipment and leasehold improvements, including equipment acquisitions totaling $2,761,266 acquired under capital leases for the New Jersey warehouse facility.

Net cash provided by financing activities remained relatively constant at $8,155,918 compared to $8,193,647 in the prior year comparable period. We utilized an additional $5,722,607 under our line of credit during the current period to partially finance the increase in inventory discussed above and obtained the capital lease financing on the New Jersey facility’s equipment. This was offset by repayment of the $12,661,124 balance of the mortgage in connection with the sale of the Sunrise Facility. In the prior year period, we had $3,877,795 of treasury stock purchases versus none in the current period.

As of September 30, 2006 and 2005, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2006	2005
Trade accounts receivable:
Unrelated (1)	107	75
Related:
Perfumania	217	200
Other related	70	46
Total	110	87
Inventories	444	240

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $3,618,000 and $3,302,000 in 2006 and 2005, respectively.

The increase in the number of days sales from 2005 to 2006 for unrelated customers was mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. In addition, a portion of certain international distributors’ trade receivable balances were past due as of September 30, 2006. We received substantial payment from these customers during October and November. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 80 and 90 days during fiscal 2007, as significant payments are received from international distributors during the holiday season.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). Management expects the number of days outstanding will improve by March 31, 2007. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

The lead time for certain of our raw materials and components inventory (up to 120 days) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or a Stock Keeping Unit, we frequently produce a six to nine-month supply to ensure adequate inventories to avoid lost sales if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may require us to decrease prices to reduce inventory levels.

Due to the significant number of new product launches anticipated during the last half of fiscal year 2007, the number of days sales in inventory has increased. We anticipate that this trend will improve through the next four quarters, as products launch and holiday sales are shipped.

As of March 31, 2004, we had repurchased, under all phases of our common stock buy-back program, a total of 10,180,855 shares at a cost of $29,226,300. On August 6, 2004, our Board of Directors (the “Board”) approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was received for up to $8,000,000 on August 16, 2004. As of March 31, 2006, we had repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through March 31, 2006. During December 2006, we repurchased, in the open market, an additional 422,000 shares at a cost of $2,499,424, effectively completing share repurchases approved under this authorization.

On January 4, 2007, the Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. As of March 15, 2007, we had repurchased, in the open market, 360,420 additional shares at a cost of $2,403,799 under this approval.

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

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000, with an additional $5,000,000 available at our option. In addition, the maturity was extended to July 20, 2008, and the interest was reduced to .25% below the prime rate. During May 2006, we exercised our option and increased the line to $35,000,000. On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the loan amount to $40,000,000 until December 13, 2006, when it reverted back to $35,000,000.

At September 30, 2006, based on the borrowing base at that date, the credit line amounted to $40,000,000, of which $36,873,023 was outstanding. Accordingly, we had $3,126,977 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2006, $2,955,575 ($7,966,720 as of March 31, 2006) was on deposit with our bank pending transfer.

The proceeds received from the Perry Ellis transaction were used to reduce amounts outstanding under our line of credit.

Substantially all of our assets, other than those recently financed under a capital lease with Provident Equipment Leasing (See Note E to the condensed consolidated financial statements for further discussion), collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of September 30, 2006.

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility (See Note E to the condensed consolidated financial statements for further discussion). This mortgage was repaid on June 21, 2006, concurrently with the sale.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. We anticipate positive cash flow during the upcoming holiday season and we are currently discussing a permanent increase in our line of credit if deemed necessary. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended September 30, 2006, there have been no material changes in the information about the Company’s market risks as of March 31, 2006, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.

Controls and Procedures

Parlux Fragrances, Inc.’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, material weaknesses existed in our internal controls over financial reporting, and consequently, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

In light of the material weaknesses described below, in preparing our financial statements at and for the quarter ended September 30, 2006, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1.

Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of September 30, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its quarterly financial statements and Quarterly Report on Form 10-Q. In addition, the Company’s Chief Financial Officer is responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below.

2.

Lack of sufficient resources to provide for suitable segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness No. 1 above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization affecting inventory, accounts payable and accounts receivable. The increase in the Company’s administrative staffing has not been commensurate with the rapid growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

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

4.

Inadequate controls over the processing of certain credits to accounts receivable. The Company receives charge-backs from its U.S. department store customers for a variety of items. Certain charge-backs relating to demonstration costs, although supported by store sell-through information, were recorded by accounts receivable personnel without additional approval. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

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

Changes In Internal Control Over Financial Reporting – Management’s Remediation Of The Material Weaknesses.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the items below:

1.

The Company hired an experienced financial individual as Vice President of Finance to assume certain of the responsibilities presently performed by the Chief Financial Officer. In addition, commencing with the preparation of the Company’s March 31, 2006 financial statements, management developed an Audit Committee review file which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K

and 10-Q, and includes memoranda and supporting documentation for all significant areas where estimates and potential management override exist.

2.

The Company has hired additional employees in finance and accounting, and has restricted certain responsibilities within accounts payable, accounts receivable and inventory in order to segregate incompatible functions.

3.

The Company has implemented procedures whereby computer generated reports are being prepared, on a daily basis, listing all changes to the accounts payable and accounts receivable master files. These reports are being reviewed by the Vice President of Finance.

4.

The Company has implemented procedures whereby all charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

5.

The Company is enhancing its procedure documentation in the accounts payable area and is in the process of implementing procedures whereby advertising and promotional expenses will be reviewed as part of the month end closing process to determine that billings for such services have been received or accrued during that reporting period.

6.

The Company is in the process of documenting specific procedures for processing adjustments to accounts payable, to include all potential credits thereto.

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

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Class Action related to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that the Company’s management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and the Company’s public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

During August and September 2006, five new identical class actions have been filed against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”).

Essentially the Second Class Action alleged that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contained allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The Company and the other named defendants retained Florida securities counsel and on September 26, 2006, the defendants moved to dismiss the Second Class Action.

At a hearing on October 23, 2006, the judge consolidated the five cases. At the plaintiffs’ request, the lead plaintiff was provided the opportunity to file a Consolidated Amended Complaint (the “Amended Class Action”), which was filed on November 8, 2006. The Amended Class Action included the allegations in the Second Class Action as well as new allegations, among them, that the Company improperly recognized revenues on sales to related parties during the three-month period ended September 30, 2005, and failed to comply with certain SEC disclosure rules surrounding “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. On December 1, 2006, the Company and the other named defendants filed a motion to dismiss the Amended Class Action.

On February 14, 2007, the United States District Court for the Southern District of Florida entered an order granting the motion of the defendants, including Parlux, to dismiss the Amended Class Action. The Court held that the allegations in the Amended Class Action failed to meet the pleading requirements applicable to the case. This dismissal was without prejudice to the filing of another amended complaint by the plaintiffs, however, the plaintiffs did not file another amended complaint within the time period set by the Court. As a result, the plaintiffs now are unable to file another amended complaint and the Court’s Order of Dismissal is final.

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

The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of the Company and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of the Company without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to Company counsel on August 17, 2006.

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned class action, is included as an additional plaintiff.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added the alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Second Amended Complaint is without merit.

On February 6, 2007, the Company entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder of the Company, and Mr. Ilia Lekach, a major shareholder and the Company’s former Chairman and Chief Executive Officer at the time. See Note P to the accompanying condensed consolidated financial statements for further discussion.

On March 2, 2007, the Company, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc. Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by plaintiff Victory International (“Victory”) relates to Perry Ellis International’s failure to consent to the assignment by the Company of its contractual license to the Perry Ellis brand of perfumes. The Plaintiff is alleging that Perry Ellis International unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against the Company. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of the directors of the Company with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with Perry Ellis International to prevent Victory from obtaining the license. It is the Company’s intention, as well as that of Mr. Lekach and Mr. Buttacavoli, to seek dismissal from this case on the basis that the complaint fails to state a cause of action against any of them.

To the best of our knowledge, there are no other proceedings pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operations.

Item 1A.

Risk Factors

Reference is made to the Risk Factors set forth in our Form 10-K for the year ended March 31, 2006. The following Risk Factors are in addition to that disclosure:

The Paris Hilton line is one of our primary sources of revenue following our sale of the Perry Ellis line.

During the year ended March 31, 2006, licensed Paris Hilton brand products generated approximately $76 million in gross sales. Following the disposition of our license for the Perry Ellis line of fragrances, the Paris Hilton line of fragrances and other products accounted for almost 50% of our gross sales during the six months ended September 30, 2006, and is expected to account for a majority of our gross sales in the year ending March 31, 2008. If Paris Hilton's appeal as a celebrity were to diminish, it could result in a material reduction in our sales of products licensed by her, adversely affecting our results of operations and operating cash flows. That risk is magnified as this product line has become our primary source of revenue.

We have not remediated material weaknesses in our internal control over financing reporting.

We continue to have material weaknesses and significant deficiencies in our internal control over financing reporting. We have hired additional personnel and are attempting to address these weaknesses and deficiencies, but until these are resolved, there is a greater risk of material error with respect to our financial reporting. In addition, costs of compliance with Sarbanes-Oxley and to remediate these material weaknesses may materially impact our results of operations.

We are subject to significant litigation.

We are a party to significant litigations, including as described in Part II, Item 1 of this Form 10-Q. The Company intends to vigorously defend these and other pending lawsuits, but the ultimate outcome of such cases can never be predicted with certainty, and the costs and distraction to management of defending such cases could impact our results of operations.

Our common stock may be delisted by Nasdaq.

Following a hearing, Nasdaq notified us that a condition to the continued listing of our common stock on Nasdaq was to file with the SEC by March 31, 2007 our delinquent Form 10-Q's for the quarters ended September 30, 2006 and December 31, 2006. We did not fulfill that condition with respect to the Form 10-Q for the quarter ended December 31, 2006. We have made a request to Nasdaq for a brief extension until April 16, 2007 to file that Form 10-Q, but we can provide no assurance that Nasdaq will grant that request or otherwise continue to list our common stock. If our common stock is delisted by Nasdaq, we believe it would trade in the Pink Sheets, which could have a detrimental effect on the trading liquidity and price of our common stock.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company did not submit any actions for shareholders’ approval during the quarter ended September 30, 2006. The Company held its Annual Meeting on October 13, 2006.

Item 6.

Exhibits

Exhibits:

Exhibit #	Description
4.35	Amendment No. 6 to Revolving Credit and Security Agreement, dated as of September 13, 2006, between the Company and GMAC Commercial Finance LLC.
31.1	Certification of Interim Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,314,044	$49,822
Certificate of deposit	—	1,026,534
Restricted cash	2,955,575	7,966,720
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,618,000 and $3,988,000, respectively	23,457,709	21,492,956
Trade receivables from related parties	20,676,043	15,534,959
Inventories	97,740,713	69,443,085
Prepaid expenses and other current assets, net	22,018,334	17,507,785
Property held for sale	—	14,018,238
Investment in affiliate	—	6,900,343
TOTAL CURRENT ASSETS	169,162,418	153,940,442
Equipment and leasehold improvements, net	4,432,472	898,490
Trademarks and licenses, net	11,629,083	12,119,681
Deferred tax asset	1,058,034	—
Other	523,809	333,546
TOTAL ASSETS	$186,805,816	$167,292,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$37,732,246	$19,081,787
Mortgage payable on property held for sale	—	12,661,124
Accounts payable	45,963,602	35,560,969
Deposit on brand sale	1,000,000	—
Income taxes payable	781,463	2,484,190
Accrued expenses	2,459,268	1,279,864
TOTAL CURRENT LIABILITIES	87,936,579	71,067,934
Borrowings, less current portion	1,902,043	—
Deferred tax liability	1,600,821	2,510,303
TOTAL LIABILITIES	91,439,443	73,578,237
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and March 31, 2006	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 28,717,289 and 28,471,289 shares issued at September 30, 2006 and March 31, 2006, respectively	287,173	284,713
Additional paid-in capital	97,342,982	80,878,952
Retained earnings	32,627,378	43,099,026
Accumulated other comprehensive (loss) income	(362,300)	3,980,091
	129,895,233	128,242,782
Less - 10,564,957 shares of common stock in treasury, at cost, at September 30, 2006 and March 31, 2006, respectively	(34,528,860)	(34,528,860)
TOTAL STOCKHOLDERS' EQUITY	95,366,373	93,713,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,805,816	$167,292,159

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales:
Unrelated customers, including licensing fees of $18,750 and $37,500 for the three and six months ended September 30, 2006 and 2005, respectively	$19,491,484	$22,020,040	$46,284,550	$39,995,980
Related parties	19,384,346	17,308,258	33,375,345	33,149,647
	38,875,830	39,328,298	79,659,895	73,145,627

Cost of goods sold, including $1,650,112 and $943,524 of promotional items for the three months, and $3,713,750 and $2,204,115 for the six months ended
September 30, 2006 and 2005, respectively:
Unrelated customers	10,014,024	9,356,538	23,826,954	16,885,129
Related parties	9,005,935	7,726,909	16,413,034	14,591,800
	19,019,959	17,083,447	40,239,988	31,476,929

Gross margin	19,855,871	22,244,851	39,419,907	41,668,698

Operating expenses:
Advertising and promotional	7,897,146	8,642,308	18,331,267	16,059,350
Selling and distribution	2,918,646	2,251,891	5,797,561	4,507,992
Royalties	3,109,718	1,820,262	5,142,972	3,366,778
General and administrative	2,188,075	1,802,618	4,098,381	3,419,742
Depreciation and amortization	537,929	484,331	1,014,959	973,240
Share-based compensation expense	—	—	16,201,950	—

Total operating expenses	16,651,514	15,001,410	50,587,090	28,327,102

Gain on sale of property held for sale	—	—	494,465	—

Operating income (loss)	3,204,357	7,243,441	(10,672,718)	13,341,596

Interest income	5,664	15,380	17,271	65,082
Interest expense and bank charges	(850,613)	(97,742)	(1,551,493)	(97,818)
Gain on sale of investment in affiliate	1,774,624	—	1,774,624	—
Foreign exchange gain	—	—	14,331	—

Income (loss) before income taxes	4,134,032	7,161,079	(10,417,985)	13,308,860
Income tax provision	(484,722)	(2,721,209)	(53,663)	(5,057,367)

Net income (loss)	$3,649,310	$4,439,870	$(10,471,648)	$8,251,493

Income (loss) per common share:
Basic	$0.20	$0.25	$(0.58)	$0.46
Diluted	$0.18	$0.21	$(0.58)	$0.39

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK		TOTAL
	NUMBER ISSUED	PAR VALUE				NUMBER OF SHARES	COST

BALANCE at April 1, 2006	28,471,289	$284,713	$80,878,952	$43,099,026	$3,980,091	10,564,957	$(34,528,860)	$93,713,922

Comprehensive loss:
Net loss	—	—	—	(10,471,648)	—		—	(10,471,648)
Reversal of unrealized holding gain due to sale of investment
In affiliate, net of tax benefit of $909,482					(4,342,338)			(4,342,338)
Foreign currency translation adjustment	—	—	—	—	(53)		—	(53)
Total comprehensive loss								(14,814,039)
Issuance of common stock upon exercise of warrants	246,000	2,460	262,080					264,540
Share-based compensation as a result of modification
Of warrants in connection with stock split			16,201,950					16,201,950

BALANCE at September 30, 2006	28,717,289	$287,173	$97,342,982	$32,627,378	$(362,300)	10,564,957	$(34,528,860)	$95,366,373

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(10,471,648)	$8,251,493
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation expense	16,201,950	—
Gain on sale of property held for sale	(494,465)	—
Gain on sale of investment in affiliate	(1,774,624)
Depreciation and amortization	1,014,959	973,240
Provision for doubtful accounts	180,000	90,000
Write-downs of prepaid promotional supplies and inventories	570,000	360,000
Deferred income tax benefit	(1,058,034)	—
Changes in assets and liabilities:
Increase in trade receivables - customers	(2,144,753)	(6,297,428)
Increase in trade receivables - related parties	(5,141,084)	(10,012,802)
Increase in inventories	(28,747,628)	(8,921,959)
Increase in prepaid expenses and other current assets	(4,630,549)	(7,160,031)
Increase in other non-current assets	(190,263)	(1,107,360)
Increase in accounts payable	10,202,633	8,039,560
(Decrease) increase in accrued expenses and income taxes payable	(523,324)	871,828
Total adjustments	(16,535,182)	(23,164,952)
Net cash used in operating activities	(27,006,830)	(14,913,459)
Cash flows from investing activities:
Redemption of certificate of deposit	1,026,534	—
Net decrease (increase) in restricted cash	5,011,145	(5,287,768)
Purchases of equipment and leasehold improvements	(3,670,963)	(268,548)
Purchases of trademarks	(187,379)	(47,604)
Net proceeds from the sale of property held for sale	14,512,703	—
Net proceeds from the sale of investment in affiliate	3,423,147	—
Deposit on brand sale	1,000,000	—
Net cash provided by (used in) investing activities	21,115,187	(5,603,920)
Cash flows used in financing activities:
Proceeds - line of credit with GMACCC, net	17,791,236	12,068,629
Proceeds - capital leases with Provident Equipment Leasing, net	2,761,266
Repayment - mortgage payable on property held for sale	(12,661,124)	—
Purchases of treasury stock	—	(3,877,795)
Proceeds from issuance of common stock, net	264,540	2,813
Net cash provided by financing activities	8,155,918	8,193,647

Effect of exchange rate changes on cash	(53)	(540)
Net increase (decrease) in cash and cash equivalents	2,264,222	(12,324,272)
Cash and cash equivalents, beginning of period	49,822	12,368,904
Cash and cash equivalents, end of period	$2,314,044	$44,632

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

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share. All references to share and per share amounts in the accompanying condensed consolidated financial statements and the notes thereto have been adjusted to reflect the Stock Split. Previously awarded stock options and warrants have been retroactively adjusted to reflect the modification as a result of the Stock Split.

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

B.

Share-Based Compensation

The Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Plans"). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which 368,274 options have been granted and exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company previously issued 3,440,000 warrants to certain officers, employees, consultants and directors, all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period. Prior to the April 1, 2006 adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" ("SFAS 123R"), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for share-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

Effective April 1, 2006, the beginning of the Company's first quarter of fiscal 2007, the Company became subject to the fair value recognition provisions of SFAS No. 123R and implemented the Standard, using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options and warrants which are granted, modified or vested subsequent to April 1, 2006. As of March 31, 2006, all options and warrants were fully vested, and as such, the result of adopting SFAS No. 123R on April 1, 2006, did not have an effect on the Company’s results of operations or financial position at that time. The compensation expense recognized will include the estimated expense for stock options granted on and subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Concurrent with the Stock Split, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation in the amount of $16,201,950, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge has been included in operating expenses for the six months ended September 30, 2006. The Company has also recorded a deferred tax benefit of $1,058,034 as a result of the charge, which reduces income tax expense for the period. See Note I for further discussion of this tax benefit.

The fair value of the warrants at the date of the modification was estimated using a Black-Scholes option pricing model with the following assumptions:

Average expected life (years)	5
Expected volatility	65%
Risk-free interest rates	6%
Dividend yield	0%

The expected life of the warrants represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

The following is a summary of stock option and warrant activity during the six months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	3,440,000	$1.09	5.26	$48,030,575
Granted	—	—	—	—
Exercised	246,000	$1.08	4.51	2,971,830
Forfeited	—	—	—	—
Outstanding as of September 30, 2006	3,194,000	$1.09	5.06	$12,784,785
Exercisable as of September 30, 2006	3,194,000	$1.09	5.06	$12,784,785

All warrants outstanding as of March 31, 2006 were fully vested. Upon exercise of the warrants, the Company issues previously authorized but unissued common stock to the warrant holders. During the three and six months ended September 30, 2006, the Company did not recognize any share-based compensation expense in the condensed consolidated financial statements relating to stock option or warrant grants other than amounts recognized in connection with the modification of the outstanding warrants as described above.

The following table shows the effect on net income and net income per common share for the three and six month periods ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2005
Net income, as reported	$4,439,870	$8,251,493

Add: Share-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	87,172
Pro forma net income	$4,396,284	$8,164,321
Basic net income per share:
As reported	$0.25	$0.46
Proforma	$0.24	$0.45
Diluted net income per share:
As reported	$0.21	$0.39
Proforma	$0.20	$0.38

The fair value for these stock options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Average expected life (years)	5
Expected volatility	70%
Risk-free interest rates	3%
Dividend yield	0%

The expected life of the options and warrants represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future behavior. The expected volatility is estimated using the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	September 30, 2006	March 31, 2006

Finished products	$54,834,001	$41,016,214
Components and packaging material	33,462,080	22,313,145
Raw material	9,444,632	6,113,726
	$97,740,713	$69,443,085

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $3,990,000 and $2,688,000 at September 30, 2006 and March 31, 2006, respectively. Included in inventory at September 30, 2006, were finished products in the amount of $1,987,938 in watches and $300,732 in handbags ($2,021,616 for watches at March 31, 2006), and $30,373 of components and packing materials for watches ($198,315 at March 31, 2006). See Note K for segment related discussion.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2006	March 31, 2006	Estimated Life (in years)
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	406,739	219,361	5
Perry Ellis and Other	329,106	329,106	5-25
	9,356,206	9,168,828
Less – accumulated amortization	(3,615,373)	(2,937,397)
Subtotal of amortizable intangibles	5,740,833	6,231,431
Perry Ellis	5,888,250	5,888,250	indefinite
	$11,629,083	$12,119,681

On August 16, 2006, the Company entered into a letter of intent to sell its Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million; $120 million for the fragrance rights, payable in sixty equal monthly installments of $2 million, without interest, and up to $20 million for inventory due at closing. The letter of intent was subject to the execution of a definitive agreement and the approvals associated therewith, including the approval by the licensor, Perry Ellis International (“PEI”). On October 9, 2006, the Company was informed by PEI, that they would not consent to the assignment of our rights. Victory had paid a deposit of $1 million to us in connection with the letter of intent, which was refunded during October 2006. The deposit is included as a “Deposit on brand sale” in the accompanying September 30, 2006 condensed consolidated balance sheet. See Note P for further discussion of the subsequent sale of the brand to PEI on December 6, 2006.

E.

Borrowings

The composition of borrowings is as follows:

	September 30, 2006	March 31, 2006
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (8.25% at September 30, 2006) at the Company’s option.	$36,873,023	$19,081,787
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	2,761,266	—
	39,634,289	19,081,787
Less: long-term borrowings	1,902,043	—
Borrowings, current portion	$37,732,246	$19,081,787

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

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000 with an additional $5,000,000 available at the Company’s option. In addition, the maturity was extended through July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, the Company exercised its option and increased the line of credit to $35,000,000.

On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the loan amount to $40,000,000 until December 13, 2006, when it reverted back to $35,000,000.

At September 30, 2006, based on the borrowing base at that date, the credit line amounted to $40,000,000 of which $36,873,023 was outstanding. Accordingly, the Company had $3,126,977 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2006, $2,955,575 ($7,966,720 as of March 31, 2006) was on deposit with our bank pending transfer.

The proceeds received from the Perry Ellis transaction were used to reduce amounts outstanding under the line of credit.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at September 30, 2006.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,761,000 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. In accordance with the terms of the agreement, the advances bore interest at a rate of 1% per month until all payments were made, at which time the arrangement converted to a thirty-six month lease, which has been classified as a capital lease. The lease is payable in twelve quarterly installments of approximately $257,000, commencing October 1, 2006. The Company has an option to purchase the equipment and leasehold improvements at the end of the lease term for $1.

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

F.

Related Party Transactions

The Company had net sales of $9,836,341 and $12,016,384 during the six-month periods ended September 30, 2006 and 2005 ($7,047,237 and $5,950,277 during the three months ended September 30, 2006 and 2005), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in approximately 260 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $11,648,345 and $8,506,303 at September 30, 2006 and March 31, 2006, respectively ($13,305,965 at September 30, 2005). Amounts due from Perfumania are non-interest bearing and are paid in accordance with the terms established by the Board of Directors.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 28, 2006, reflect a net income of $14.2 million compared to an income of $3.2 million in the prior year. Its Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 28, 2006 reflects a net loss of $3.23 million compared to a loss of $3.40 million in the prior year comparable period. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicate that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company holds discussions with Perfumania on a periodic basis regarding their anticipated payments. Management believes that Perfumania will reduce their trade receivable balance and the number of days outstanding by March 31, 2007. Based on management’s evaluation, no allowances have been recorded as of March 31 or September 30, 2006. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owned 378,101 shares of ECMV common stock, which was classified as an available-for-sale security and was reflected as an “investment in affiliate” in the accompanying March 31, 2006 condensed consolidated balance sheet. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share, based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147. Accordingly, the Company has recorded a gain on sale of $1,774,624 in the accompanying statements of operations for the period ended September 30, 2006. See Note I for discussion of the income tax effect of the sale. In addition, as a result of the sale, the Company reversed $4,342,338 of previously recorded unrealized gains on the investment net of taxes, which had been recorded as a component of stockholders’ equity as of March 31, 2006.

ECMV’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

In addition to Perfumania, the Company enters into transactions with fragrance distributors affiliated to and/ or owned/operated by individuals related to the Company’s former Chairman/CEO. These sales are presented as related party sales in the accompanying condensed consolidated statements of operations and are closely monitored by the Company’s Audit Committee and Board of Directors. During the quarter ended September 30, 2006, the Company identified, and has classified, additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are included with related party sales for the three and six months ended September 30, 2006. The amounts for the periods ended September 30, 2005, and at March 31, 2006, have been restated. See Note O to the accompanying condensed consolidated financial statements for further discussion. During the six months ended September 30, 2006 and 2005, the Company had net sales to related parties of $23,539,004 and $21,133,263 ($12,337,109 and $11,357,981 during the three months ended September 30, 2006 and 2005), respectively. As of September 30 and March 31, 2006 trade receivables from related parties include $9,027,698 and $7,028,656, respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $1,067,000 and $275,000 for the six months ended September 30, 2006 and 2005 ($331,000 and $117,000 during the three months ended September 30, 2006 and 2005), respectively.

During the six months ended September 30, 2006 and 2005, the Company purchased $773,614 and $458,856 ($386,807 and $374,557 during the three months ended September 30, 2006 and 2005), respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s former Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the six months ended September 30, 2006, the Company also purchased $16,575 (none during the three months ended September 30, 2006) of advertising space in these magazines.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended September 30,
	2006	2005
Net income	$3,649,310	$4,439,870
Weighted average number of shares issued	28,717,289	28,449,289
Weighted average number of treasury shares	(10,564,957)	(10,564,457)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,152,332	17,884,332
Basic net income per common share	$0.20	$0.25
Weighted average number of shares outstanding used in basic earnings per share calculation	18,152,332	17,384,332
Effect of dilutive securities:
Stock options and warrants	2,694,095	3,223,268
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,846,427	21,107,600
Diluted net income per common share	$$0.18	$0.21

	Six Months Ended September 30,
	2006	2005
Net (loss) income	$(10,471,648)	$8,251,493
Weighted average number of shares issued	28,659,158	28,448,863
Weighted average number of treasury shares	(10,564,957)	(10,534,874)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,094,201	17,913,988
Basic net (loss) income per common share	$(0.58)	$0.46
Weighted average number of shares outstanding used in basic earnings per share calculation		17,913,988
Effect of dilutive securities:
Stock options and warrants		3,184,774
Weighted average number of shares outstanding used in diluted earnings per share calculation		21,098,762
Diluted net income per common share (1)		$0.39

———————

(1)

The calculation of diluted loss per share was the same as the basic loss per share for the six months ended September 30, 2006, since the inclusion of potential common stock in the computation would be antidilutive.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months ended September 30,
	2006	2005
Cash paid for:
Interest	$1,613,427	$97,818
Income taxes	$2,723,088	$4,620,906

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2006:

•

Equipment in the amount of $200,000, acquired during the period, is included in accounts payable at September 30, 2006.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

Six months ended September 30, 2005:

•

Change in unrealized holding gain of $328,191 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes

The tax provision for the three-month periods ended September 30, 2006 and 2005 reflects an estimated tax rate of 12% and 38%, respectively. The lower rate in the current year results from the difference in basis of the ECMV shares sold during the current period as such sale resulted in a capital loss of $1,083,823 for income tax purposes, for which we are able to offset with capital gains, as well as a portion of the gain in connection with the December 2006 Perry Ellis fragrance brand (See Notes M and O, respectively, for further discussion). As discussed in Note F, the Company had previously recorded a non-cash charge during fiscal 2002, reducing the basis of the shares for financial reporting purposes.

The tax provision for the six-month period ended September 30, 2005, reflects an estimated effective rate of 38%. The tax provision for the six-month period ended September 30, 2006 is affected by a limitation on the estimated tax benefit that is expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. The provision for the six-month period ended September 30, 2006 also reflects the tax effects discussed above for the sale of the ECMV shares.

J.

License and Distribution Agreements

As of September 30, 2006, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Perry Ellis, Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova, Andy Roddick and babyGUND.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, subject to minimum royalties, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. The Company believes that it is presently in compliance with all material obligations under the above agreements.

K.

Segment Information and Concentration of Revenue Sources and Credit Risks

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the six month period ended September 30, 2006 totaled $704,438 and $923,133, respectively ($188,700 and $355,190, respectively, during the three months ended September 30, 2006). Included in inventories at September 30, 2006, is approximately $2,018,000 and $301,000 relating to watches and handbags, respectively ($2,220,000 for watches at March 31, 2006). The Company anticipates preparing full segment disclosure as these operations become more significant.

During the three and six months ended September 30, 2006 and 2005, the following brands have accounted for 10% or more of the Company’s gross sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Paris Hilton	36%	36%	31%	32%
Perry Ellis	31%	44%	31%	52%
Guess?	29%	13%	32%	9%

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

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Class Action related to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which is presently owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that the Company’s management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and the Company’s public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

During August and September 2006, five new identical class actions were filed against the Company, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”).

Essentially the Second Class Action alleged that the defendants made knowingly false statements about the revenues and profitability of the Company beginning on February 8, 2006. It also contained allegations regarding the sale of Company shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These factual allegations give rise to one count for violations of Section 10(b)(5) of the 1934 Securities Exchange Act and one count for violations of Section 20(a) of that Act.

The Company and the other named defendants retained Florida securities counsel and on September 26, 2006, the defendants moved to dismiss the Second Class Action.

At a hearing on October 23, 2006, the judge consolidated the five cases. At the plaintiffs’ request, the lead plaintiff was provided the opportunity to file a Consolidated Amended Complaint (the “Amended Class Action”) which was filed on November 8, 2006. The Amended Class Action included the allegations in the Second Class Action as well as new allegations, among them, that the Company improperly recognized revenues on sales to related parties during the three-month period ended September 30, 2005, and failed to comply with certain SEC disclosure rules surrounding “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. On Decmber 1, 2006, the Company and the other named defendants filed a motion to dismiss the Amended Class Action.

On February 14, 2007, the United States District Court for the Southern District of Florida entered an order granting the motion of the defendants, including Parlux, to dismiss the Amended Class Action. The Court held that the allegations in the Amended Class Action failed to meet the pleading requirements applicable to the case. This dismissal was without prejudice to the filing of another amended complaint by the plaintiffs, however, the plaintiffs did not file another amended complaint within the time period set by the Court. As a result, the plaintiffs now are unable to file another amended complaint and the Court’s Order of Dismissal is final.

The filing of the Company’s reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006 have been delayed pending the completion of an independent investigation by special counsel and independent forensic accountants engaged by Parlux's Audit Committee. The investigation was focused on, and was the result of, allegations made in the Amended Class Action, including among others, that Parlux improperly recognized revenue on sales to related parties and failed to comply with SEC disclosure rules. Based on the findings of the investigation, it was determined that there was no merit to the allegations.

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

The Amended Complaint continues to name the Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned class action, is included as an additional plaintiff.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, adding alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss of December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

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

On February 6, 2007, the Company entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder of the Company, and Mr. Ilia Lekach, a major shareholder and the Company’s former Chairman and Chief Executive Officer. See Note P for further discussion.

On March 2, 2007, the Company, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc. Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by Plaintiff Victory International (“Victory”) relates to Perry Ellis International’s failure to consent to the assignment by the Company of its contractual license to the Perry Ellis brand of perfumes. The Plaintiff is alleging that Perry Ellis International unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against the Company. The allegations against Messrs. Lekach and

Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of the directors of the Company with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with Perry Ellis International to prevent Victory from obtaining the license. It is the Company’s intention, as well as that of Mr. Lekach and Mr. Buttacavoli, to seek dismissal from this case on the basis that the complaint fails to state a cause of action against any of them.

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

As a result of various factors, including the Company’s anticipated growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, the Company entered into a five-year lease for 198,500 square feet of warehouse space in New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location encounters unplanned disruptions. The Company commenced activities in the facility during the latter part of August 2006.

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. Accordingly, the Company had classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability. The Company recorded a gain of $494,465 from the sale, which is included in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2006.

N.

New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, for the Company.

O.

Restatements

As a result of the recent Audit Committee investigation, the Company has determined that additional international distributors should be classified as related parties. Accordingly, the accompanying condensed consolidated financial statements for the six months ended September 30, 2005 and the balance sheet at March 31, 2006 have been restated from the amounts previously reported, the effects of which are shown in the table below.

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet at March 31, 2006:

Trade receivables, net	$22,177,303	$21,492,956
Trade receivables from related parties	14,850,612	15,534,959

Condensed Consolidated Statements of Operations for the periods
Ended September 30, 2005:

Three months ended:
Net Sales:
Unrelated customers	23,860,794	22,020,040
Related parties	15,467,504	17,308,258
Cost of Goods Sold:
Unrelated customers	10,060,414	9,356,538
Related parties	7,023,033	7,726,909

Six months ended:
Net Sales:
Unrelated customers	43,262,853	39,995,980
Related parties	29,882,774	33,149,647
Cost of Goods Sold:
Unrelated customers	18,055,826	16,885,129
Related parties	13,421,103	14,591,800

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2005:

Cash flows from operating activities – 2005:

Increase in trade receivables – customers	(8,150,184)	(6,297,428)
Increase in trade receivables – related parties	(8,160,046)	(10,012,802)

The adjustments discussed above did not result in any restatement of the Company’s net income, earnings per share or working capital amounts from those that were previously reported.

P.

Subsequent Events

Sale of Perry Ellis Fragrance Brand

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006. The sale included all inventory, promotional products, molds and other intangibles. The all-cash transaction generated proceeds of approximately $63 million and resulted in a pre-tax gain of approximately $33.5 million, subject to final inventory valuations.

Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity will be presented as discontinued operations. Prior period financial statements will be restated when presented.

As of September 30, 2006 the carrying values of the assets relating to the Perry Ellis brand are summarized as follows:

Assets:
Inventories	$19,610,522
Prepaid promotional supplies and development costs	1,717,360
Molds, net	86,133
Intangibles	5,957,070
Net Assets:	$27,371,085

Nussdorf Solicitation

On August 31, 2006, Mr. Glenn H. Nussdorf (“Nussdorf”) sent a letter to the Company’s Board of Directors requesting that it approve purchases of the Company’s Common Stock by Nussdorf and his brother in excess of fifteen percent (15%) in the aggregate of the Company’s outstanding shares of Common Stock for purposes of Section 203 of the Delaware General Corporation Law. On September 5, 2006, the Board granted such approval. The Board believed that open market purchases of Company shares by any shareholder benefited all Company stockholders and had also anticipated that an acquisition proposal at a premium might be forthcoming from Nussdorf.

On September 7, 2006, Nussdorf and a family member filed a Schedule 13D with the Commission reporting that Nussdorf may seek to influence or serve on the Board or designate nominees for election to the Board. On September 26, 2006, Nussdorf sent a letter to the Board notifying them of his objections to the proposed sale by the Company of its Perry Ellis fragrance rights to Victory International (USA) LLC. On October 17, 2006, Nussdorf and a family member filed an amendment to their Schedule 13D disclosing that Nussdorf was exploring the possibility of making an acquisition proposal to acquire the Company. On November 21, 2006, Nussdorf sent a letter to the Board announcing his intention to commence a consent solicitation to replace all the members of the Board. In the same letter, Nussdorf also wrote that he was considering making an acquisition proposal for the Company. On December 22, 2006, Nussdorf filed a preliminary consent solicitation statement on Schedule 14A with the SEC seeking to replace the entire Board with his slate of directors.

On January 4, 2007, the Board determined to go forward with its own solicitation in opposition to Nussdorf, and on January 8, 2007, the Board held a meeting to set the record date of January 17, 2007 in connection with Nussdorf’s proposed consent solicitation.

On January 19, 2007, Nussdorf filed the definitive consent solicitation statement on Schedule 14A with the SEC, and on January 23, 2007, the Company filed suit in the United States District Court for the Southern District of New York against Quality King Distributors, Inc., Model Reorg, Inc., Nussdorf and his proposed slate of new directors.

On February 6, 2007, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement calls for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli, then agreed to resign as a director to allow for such equal representation, but will continue to serve as Parlux's Executive Vice President, Chief Operating Officer and Chief Financial Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The Parlux Board now consists of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

The parties' settlement also provided for the immediate appointment of Neil Katz as the interim Chief Executive Officer of Parlux. Neil Katz previously served as President and Chief Executive Officer of Gemini Cosmetics, Inc. and President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. The reconstituted Parlux Board will conduct a search for a highly qualified permanent CEO, and will consider Neil Katz for such position along with other candidates. Mr. Lekach, who was instrumental in negotiating the terms of the settlement, ceased to serve as Parlux's Chief Executive Officer. Mr. Lekach will continue to serve Parlux as a consultant and to assist with fragrance brand licenses and international distribution of Parlux products for a period of four years, and agreed not to compete with Parlux in the fragrance business for a period of four years.

Mr. Lekach received $1.2 million as severance pay and an additional $1.2 million for his consulting services and non-competition covenants. In addition, at Mr. Nussdorf's request, Mr. Lekach agreed to a substantial reduction in the amount of the severance payments and warrants contemplated by his employment agreement in the event that a change in control had occurred as a result of Mr. Nussdorf's consent solicitation. Under the terms of the agreement, Mr. Lekach received 500,000 warrants to purchase the Company's common stock at an exercise price of $1.1654, and Mr. Lekach will receive no other compensation under his employment agreement. The Company is currently determining the valuation of such warrants, but anticipates recording a share-based compensation charge of approximately $3,000,000, along with the other settlement costs, during the quarter ending March 31, 2007.

At the request of Mr. Lekach and the Parlux Board, Mr. Nussdorf and his affiliates agreed, subject to certain exceptions, that for a period of two years he will not make any proposal to acquire Parlux, unless such proposal is to acquire all shares, at a value of not less than $11 per share. Mr. Nussdorf also agreed not to engage in any proxy or consent solicitations prior to the earlier of 60 days before the 2008 annual meeting of stockholders or eighteen months from the date of the settlement agreement. Mr. Lekach agreed, for a period of four years, not to engage or in any way participate in any proxy or consent solicitation, or acquisition proposal, without the approval of a majority of the Company’s Board of Directors. Parlux agreed to reimburse Mr. Nussdorf for $1 million of his expenses incurred in connection with the consent solicitation and the litigation

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Director and Interim Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. BUTTACAVOLI
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: March 30, 2007