Form 10-Q
period 2006-12-31
PARLUX FRAGRANCES INC
filed 2007-04-13
CIK 802356

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2006

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

Class	Outstanding at April 13, 2007
[Common Stock, $0.01 par value per share]	18,069,912 shares

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 19 to 37.

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

On February 28, 2007, the Department notified us that the Panel determined to continue listing of Parlux’s common stock on The Nasdaq National Market, subject to the Company filing its Forms 10-Q for the quarters ended September 30, 2006 and December 31, 2006 on or before March 31, 2007.

The filing of our reports on Form 10-Q for the fiscal quarters ended September 30, 2006 (the ”September Report) and December 31, 2006 (the “December Report) had been delayed pending the completion of an independent investigation by special counsel and independent forensic accountants engaged by Parlux's Audit Committee. The investigation was focused on, and was the result of, allegations made in a Consolidated Amended Class Action Complaint filed on November 8, 2006, including, among others, that Parlux improperly recognized revenue on sales to related parties and failed to comply with SEC disclosure rules. Based on the findings of the investigation, it was determined that there was no merit to the allegations. See Part II, Item 1 – Legal Proceedings, for further discussion of the Amended Cass Action, which has recently been dismissed.

Parlux requested a review by the Nasdaq Listing and Hearing Review Council (the “Council”) of the Panel's decision to impose the March 31, 2007 deadline, and as to other aspects of the Panel's decision. Parlux also requested that the Panel modify its decision and extend its deadline for filing the December Report until April 16, 2007. We filed our September Report on March 30, 2007, and, on April 9, 2007, the Panel agreed to extend the deadline for filing our December Report until April 16, 2007. There can be no assurance that Parlux can achieve full compliance with all requirements of The Nasdaq Stock Market. However, with the filing of this December Report, we believe the Company should be considered compliant and current with all of its filings and will retain its listing on Nasdaq.

Nussdorf Solicitation

On February 6, 2007, the Company entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder of the Company, and Mr. Ilia Lekach, a major shareholder and the Company’s former Chairman and Chief Executive Officer. See Note Q to the accompanying condensed consolidated financial statements for further discussion.

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

On December 6, 2006, we entered into an agreement to sell the Perry Ellis fragrance rights, including inventory, molds and other intangible assets related thereto, to PEI, at a price of approximately $63 million, subject to final inventory valuations. The closing took place shortly thereafter. See Note P to the accompanying condensed consolidated financial statements for further discussion.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned Class Action, is included as an additional plaintiff.

The Company and the other defendants have engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added the alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to the Company, we believe that the Second Amended Complaint is without merit.

Other

During August and September 2006, we sold all of our ownership interest in E Com Ventures, Inc., the parent company of Perfumania, Inc. We can not predict the impact, if any, that the sale of these shares will have on our future relationship with Perfumania. See Note F to the accompanying condensed consolidated financial statements for further discussion.

On September 6, 2006, we entered into an exclusive agreement with GLMAC, an unrelated third party, to assist in the sale of certain of our non-core product lines. The agreement was for a period of six months; on February 26, 2007, we informed GLMAC, with required notice, of our intent not to renew the agreement.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (SFAS 123(R)). SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006, did not have an effect on our results of operations or financial position. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of outstanding warrants in connection with the Stock Split and the related share-based compensation expense recorded for the current nine-month period.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company's fiscal year ending March 31, 2009. We are currently assessing the impact, if any, of this statement on our consolidated financial statements.

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

In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to affect our sales to this distribution channel in the short term.

We record sales, cost of sales, and other direct expenses in three categories: Domestic, International and Related Parties. Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties. International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States. Related parties are those parties that are known to the Company as having a related party relationship as defined in SFAS 57, “Related Party Disclosure”. See Note F to the accompanying condensed consolidated financial statements for additional information regarding related parties. Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand. However, GUESS? has informed us that GUESS? fragrance products are being resold in unauthorized channels of distribution. See Note J to the accompanying condensed consolidated financial statements for further discussion.

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift giving periods. Substantial sales often occur during the final month of each quarter. This practice assumes activities in future periods will support planned objectives, but there can be no assurance that will be achieved and future periods may be negatively affected.

Results of Operations

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license back to PEI. A definitive agreement was signed on December 6, 2006. See Note P to the accompanying condensed financial statements for further discussion.

The results presented in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005 include activity relating to the Perry Ellis brand as discontinued operations. For comparison purposes, prior period financial information in future filings will be restated accordingly. Our discussions below for the three and nine months ended December 31, 2006 and 2005 exclude Perry Ellis activities, which are addressed separately in the discussion of discontinued operations.

The Company does business with fragrance distributors owned/operated by individuals related to the Company’s former Chairman/CEO, who continues to own more than 10% of the Company’s outstanding common stock. These sales are included as related party sales in the accompanying condensed consolidated statements of operations and are closely monitored by the Company’s Audit Committee and Board of Directors. For the quarter ended September 30, 2006, the Company identified and classified additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are now included as related party sales for the three and nine months ended December 31, 2006 and comparable period results, when applicable, will be restated. See Note O to the accompanying condensed consolidated financial statements for further discussion. Future sales to these parties may not occur at the same levels, which could have a material adverse effect on our operating results if new customers or existing customers do not replace such sales.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine months ended December 31, 2006 and 2005 include approximately $4,417,000 and $2,621,000, respectively ($2,182,000 and $1,009,000 during the three months ended December 31, 2006 and 2005), relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these expenses is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the three-month period ended December 31, 2006 with the three-month period ended December 31, 2005.

During the quarter ended December 31, 2006, net sales increased 15% to $43,416,309 as compared to $37,808,090 for the same period for the prior year. The net increase is mainly attributable to the launch of GUESS? Gold for Women in September 2006, and the continued international rollout of GUESS? women’s fragrance which originally shipped domestically during September 2005 and GUESS? men’s fragrance which commenced shipping domestically in March 2006, resulting in a $9,121,649 increase in gross sales of GUESS? brand products to $16,739,404 compared to $7,617,755 for the same period in the prior year. This increase was partially offset by a $2,086,293 decrease in gross sales for the entire Paris Hilton fragrance brand during the current quarter (excluding $31,704 and $362,471 in Paris Hilton brand watch and handbags sales, respectively) to $25,651,704 as compared to $27,737,997 for the same period in the prior year. The new Paris Hilton “Heiress” for Women fragrance did not commence shipping until mid-October 2006. Net sales to unrelated customers, which represent 68% of our total net sales for the quarter, increased 7% to $29,738,731 compared to $27,715,231 for the same period in the prior year, mainly as a result of the GUESS? brand sales discussed above, offset by the reduction in Paris Hilton brand fragrance sales. Net sales to the U.S. department store sector increased 26% from $12,423,018 to $15,597,977, while net sales to international distributors and wholesalers decreased 8% from $15,292,213 to $14,140,754. The increase in net sales to U.S. department store customers was primarily attributable to a $3,882,042 increase in gross sales of GUESS? brand products. The decrease in international net sales was mainly attributable to decreases of $1,662,851 in Paris Hilton fragrance sales, $436,913 in gross sales of Maria Sharapova brand products and $304,005 in gross sales of Ocean Pacific brand products. The decrease was partially offset by a $1,638,753 increase in gross sales of GUESS? products, which continued its international rollout. Sales to related parties (See Note F to the accompanying condensed consolidated financial statements for further discussion of related parties) increased 36% to $13,677,578 compared to $10,092,859 for the same period in the prior year, mainly as a result of a $3,600,854 increase in sales of GUESS? brand products.

Our overall cost of goods sold increased as a percentage of net sales to 58% for the quarter ended December 31, 2006, compared to 43% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 61% and 53%, respectively, for the current period, as compared to 43% for both unrelated customers and related parties for the same period in the prior year. The current year quarter includes a higher percentage of sales of GUESS? products which sales, for the most part, have a lower margin than sales of our other products. In addition, the current year quarter also includes a higher percentage of value sets sold to both unrelated customers and related parties, which include multiple products and have a higher cost of goods compared to basic stock items.

Total operating expenses increased by 38% compared to the same period in the prior year from $19,026,092 to $26,312,768, increasing as a percentage of net sales from 50% to 61%. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 31% to $16,018,065, compared to $12,266,480 in the prior year period, increasing as a percentage of net sales from 32% to 37%. The current year period includes increased promotional costs in connection with the continued roll out of GUESS? fragrances for women and men on a worldwide basis and additional spending in the U.S. department stores to support the launches of Heiress and GUESS? Gold for women. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 58% to $3,874,413 compared to $2,452,902 in the prior year period, increasing as a percentage of net sales from 6% to 9%. The increase was mainly attributable to approximately $355,000 and $325,000 in inventory relocation costs to, and rent for, our new distribution center in New Jersey, respectively, coupled with an increase in headcount and travel expenses to support domestic sales. Royalties increased by 36% in the current period, increasing as a percentage of sales from 6% to 7%, based upon the license requirements for the sales mix, and minimum royalties for certain brands. We anticipate that this percentage will decrease to 6% over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed. General and administrative expenses increased 69% compared to prior year, from $1,680,681 to $2,833,276, increasing as a percentage of sales from 4% to 7%. The increase was mainly attributable to increases in legal and professional fees of approximately $452,000 and $302,000, respectively, in connection with various litigation (See Note L to the accompanying condensed consolidated financial statements for further discussion) and the Sarbanes-Oxley Act of 2002 remediation and maintenance. Depreciation and amortization increased 39% from $481,156 to $668,203 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated. As a result of the above factors, we incurred an operating loss from continuing operations for the current period of $(8,218,192), compared to operating income from continuing operations of $2,639,166 for the same period in the prior year.

Net interest expense was $590,902 in the current period as compared to $199,429 for the same period in the prior year, as our line of credit was used to finance increases in receivables and inventory.

Loss from continuing operations before taxes for the current period was $(8,811,542) compared to income of $2,458,078 in the same period for the prior year. The tax provision for continuing operations for the periods reflects an estimated effective rate of 38%. As a result, we incurred a loss from continuing operations of $(5,463,157) for the current period compared to net income of $1,524,009 in the comparable period of the prior year.

Income from discontinued operations, which includes a pretax gain of $34,277,316 in the current period from the sale of our Perry Ellis fragrance brand (see Note P to the accompanying condensed consolidated financial statements for further discussion) net of the tax effect, was $23,402,021 and $4,472,080 for the three months ended December 31, 2006 and 2005, respectively. As a result we earned net income of $17,938,864 and $5,996,089 for the current and prior comparable periods, respectively.

Comparison of the nine-month period ended December 31, 2006 with the nine-month period ended December 31, 2005.

During the nine months ended December 31, 2006, net sales increased 36% to $98,785,112 as compared to $72,374,428 for the same period for the prior year. The increase is mainly attributable to the launch of GUESS? Gold for Women in September 2006 and the continued international rollout of GUESS? women’s fragrance, which originally shipped domestically during September 2005, and GUESS? men’s fragrance which commenced shipping domestically in March 2006, which provided $42,634,670 in gross sales compared to $14,117,370 for the same period in the prior year, partially offset by a $2,133,983 reduction in gross sales of Ocean Pacific (“OP”) brand products since no new products were introduced during the current period pending strategic direction from OP’s new owner. Warnaco, who acquired the OP brand during 2005, recently sold the brand to Iconics Brand Group, Inc.

Net sales to unrelated customers, which represent 66% of our total net sales for the nine-month period, increased 30% to $65,377,336 compared to $50,138,487 for the same period in the prior year, mainly as a result of the GUESS? brand sales discussed above, offset by the reduction in OP brand sales. Net sales to the U.S. department store sector increased 18% from $23,351,456 to $27,561,716, while net sales to international distributors increased 41% from $26,787,031 to $37,815,620. The increase in sales to U.S. department stores was mainly attributable to a

$5,364,595 increase in gross sales of GUESS? products, partially offset by a reduction of $884,457 in gross sales of Paris Hilton brand products. The increase in sales to international distributors was mainly attributable to an increase of $11,870,243 in gross sales of GUESS? products. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 50% to $33,407,776 compared to $22,235,941 for the same period in the prior year, mainly as a result of an increase of $11,282,462 in GUESS? brand gross sales offset by an decrease of $592,896 in Paris Hilton brand gross sales.

Our overall cost of goods sold increased as a percentage of net sales to 55% for the current nine months ended December 31, 2006, compared to 42% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 57% and 52%, respectively, for the current period, as compared to 41% and 44%, respectively, for the same period in the prior year. The current year period includes a higher percentage of sales to international distributors reflecting the continued rollout of Paris Hilton and GUESS? products to international markets, which sales have a lower margin than sales of these products to U.S. department store customers. In addition, the current year also includes a higher percentage of value sets sold to both unrelated customers and related parties, which include multiple products and have a higher cost of goods compared to basic stock items.

Total operating expenses increased by 70% compared to the same period in the prior year from $43,457,434 to $73,668,482, increasing as a percentage of net sales from 60% to 75%. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 24% to $32,115,580, compared to $25,992,527 in the prior year period, decreasing as a percentage of net sales from 36% to 33%. The current year period amount includes promotional costs in connection with the continued roll out of GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? Gold for women fragrance mainly in U.S. department stores, respectively. During January and February 2006, we committed to certain spending levels in the U. S. department store channel based on projected sales. However, due to the consolidations and inventory controls measures discussed above, sales to this channel were substantially less than originally anticipated and certain promotional activities during this period, which were committed to in advance, could not be cancelled. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 40% to $9,577,421 compared to $6,853,251 in the prior year period, increasing as a percentage of net sales from 9% to 10%. The increase was mainly attributable to approximately $542,000 and $355,000 in additional costs for temporary warehouse storage space, and freight charges for relocation of inventory to our new distribution center in New Jersey, respectively, as well as approximately $612,000 for rent of the New Jersey distribution center, to handle the increased order flow and inventory requirements. Royalties increased by 75% in the current period, increasing as a percentage of net sales from 6% to 7%, based upon the license requirements for the current sales mix, and minimum royalties for certain brands. We anticipate that this percentage will decrease to 6% over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed. General and administrative expenses increased 36% compared to prior year, from $5,100,423 to $6,931,656, remaining relatively constant at 7% of net sales. The increase was mainly attributable to increases in legal and professional fees of approximately $702,000 and $634,000, respectively, in connection with various litigation (see Note L to the accompanying condensed consolidated financial statements for further discussion) and the Sarbanes-Oxley Act of 2002 remediation and maintenance, coupled with increases in property insurance costs and personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased 18% from $1,413,181 to $1,670,251 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated. The current period includes a non-cash, share-based compensation charge in the amount of $16,201,950, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split (See Note B to the accompanying condensed consolidated financial statements for further discussion). The current year period also includes a gain from the sale of the Sunrise Facility in the amount of $494,465 (See Note M to the accompanying condensed consolidated financial statements for further discussion). As a result of the above factors, we incurred an operating loss from continuing operations for the current period of $(29,049,432), compared to an operating loss of $(1,160,904) for the same period in the prior year.

Net interest expense increased to $2,125,124 in the current period compared to $232,165 for the same period in the prior year, as we used our line of credit to finance higher receivables and inventory to support sales growth. The current year period includes a gain from the sale of our investment in ECMV in the amount of $1,774,624. (See Note F for further discussion).

Loss from continuing operations before taxes for the current period was $(29,388,049) compared to a loss of $(1,374,728) in the same period for the prior year. Our tax provision for the prior year period reflects an estimated effective rate of 38%. The effective rate in the current period of 24% results from (1) a limitation on the estimated deferred tax benefit that is expected to result from the share-based compensation charge related to the warrant modification, and, (2) the $1,083,823 loss for income tax purposes resulting from the sale of the ECMV shares due to a difference in basis (See Note I to the accompanying condensed consolidated financial statements for further discussion). The benefit from the share-based compensation charge will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As a result, we incurred a net loss from continuing operations of $(22,233,088) for the current period compared to net loss of $(852,331) in the comparable period of the prior year.

Income from discontinued operations, which includes a pretax gain of $34,277,316 in the current period from the sale of our Perry Ellis fragrance brand (see Note P to the accompanying condensed consolidated financial statements for further discussion), net of the tax effect, was $29,700,305 and $15,099,914 for the nine months ended December 31, 2006 and 2005, respectively. As a result we earned net income of $7,467,217 and $14,247,583 for the current and prior comparable periods, respectively.

Liquidity and Capital Resources

Working capital increased to $102,105,847 as of December 31, 2006, compared to $82,872,508 at March 31, 2006. The increase was mainly attributable to the current period’s net income, excluding the effect of the non-cash compensation charge, offset by the approximate $2.7 million in fixed asset additions financed by capital leases (of which approximately $870,000 have current maturities), and the reduction in investment in affiliate as a result of the sale of the shares of E Com Ventures, Inc. for less than the March 31, 2006 carrying value.

During the nine months ended December 31, 2006, net cash used in operating activities was $36,495,303 compared to $3,110,570 during the prior year comparable period. The increase was mainly attributable to a decrease in trade accounts payable, with proceeds from the sale of the Perry Ellis fragrance brand, and an increase in inventory to support the increased sales anticipated for the Paris Hilton and GUESS? brands. The increase was partially offset by an increase in accrued expenses and income taxes payable and a lesser increase in trade receivables.

Net cash provided by investing activities increased to $79,874,778 in the current period from a use of $23,684,483 in the prior year period, due to a change in restricted cash pending transfer to our lender and the net proceeds from the sales of the Perry Ellis brand, the Sunrise Facility and our investment in affiliate. This was partially offset by the increased purchase of equipment and leasehold improvements.

Net cash used in financing activities increased to $30,773,213 compared to net cash provided by financial activities of $14,461,467 in the prior year comparable period. The decrease was attributable to the pay down of our line of credit utilizing the proceeds from the sale of the Perry Ellis brand and the repayment of the $12,868,808 balance of the mortgage concurrently with the sale of the Sunrise Facility. In the prior year period, we had $3,877,795 of treasury stock purchases compared with $2,499,424 in the current period.

As of December 31, 2006 and 2005, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2006	2005
Trade accounts receivable(1):
Unrelated (2)	97	79
Related:
Perfumania, Inc.	152	140
Other related	63	51
Total	92	81
Inventories	395	319

———————

(1)

Accounts receivable balances and the number of days sales in accounts receivable do not exclude Perry Ellis activity since such activity is not brand specific.

(2)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $8,253,000 and $6,421,000 in 2006 and 2005, respectively.

The increase in the number of days sales from 2005 to 2006 for unrelated customers was mainly attributable to the increase in sales to international distributors whose terms, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. In addition, a portion of certain international distributors’ trade receivable balances were past due as of December 31, 2006. We have subsequently received substantial payment from these customers. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 80 and 90 days during fiscal 2008. The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). The number of days outstanding has improved as of March 31, 2007. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

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

Due to the significant number of new product launches anticipated during the last half of fiscal year 2007, the number of days sales in inventory has increased. We anticipate that this trend will improve through the next two quarters, as new products launch.

As of March 31, 2004, we had repurchased, under all phases of our common stock buy-back program, a total of 10,180,855 shares at a cost of $29,226,300. On August 6, 2004, our Board of Directors (the “Board”) approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently received, for up to $8,000,000, on August 16, 2004. As of March 31, 2006, we had repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through March 31, 2006. During December 2006, we purchased, in the open market, an additional 422,000 shares at a cost of $2,499,424, effectively completing share repurchases approved under this authorization.

On January 4, 2007, our Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. The August 6, 2004 repurchase plan was effectively terminated with approximately $198,000 remaining. As of April 13, 2007, we had repurchased, in the open market, 360,420 shares at a cost of $2,403,799.

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

On January 10, 2006, the Loan Agreement was amended, increasing the credit line to $30,000,000, with an additional $5,000,000 available at our option. The maturity was extended to July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, we exercised our option and increased the line to $35,000,000. On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the credit line to $40,000,000 until December 13, 2006, at which time the maximum loan amount reverted back to $35,000,000.

At December 31, 2006, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, none of which was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2006, $7,966,720 was on deposit with our bank pending transfer. There was no restricted cash as of December 31, 2006, since we had no amounts outstanding under our line of credit. The proceeds from the Perry Ellis transaction were used to reduce amounts outstanding under our line of credit.

Substantially all of our assets, other than those recently financed under a capital lease with Provident Equipment Leasing (See Note E to the accompanying condensed consolidated financial statements for further discussion), collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of December 31, 2006.

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility (See Note E to the condensed consolidated financial statements for further discussion). This mortgage was repaid on June 21, 2006, concurrently with the sale of the property.

As previously discussed, we sold the Perry Ellis fragrance brand during December 2006. This brand represented approximately 26% of our total gross sales during the nine months ended December 31, 2006. We are currently reviewing alternatives to reduce operating expenses, to levels that are more in line with our current requirements. The actions being considered include reductions in advertising expenses and personnel as well as subleasing the warehouse and storage portion of our Ft. Lauderdale Florida location, or moving from this location to office space in South Florida. Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we were to continue incurring operating losses, or were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended December 31, 2006, there have been no material changes in the information relating to the Company’s market risks as of March 31, 2006, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.

Controls and Procedures

Parlux Fragrances, Inc.’s interim Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They concluded that, as of such date, material weaknesses existed in our internal controls over financial reporting, and consequently, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

In light of the material weaknesses described below, in preparing our financial statements at and for the quarter ended December 31, 2006, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1.

Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of December 31, 2006, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its quarterly financial statements and Quarterly Report on Form 10-Q. In addition, the Company’s Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and is often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the material weaknesses in Nos. 2 and 3 below.

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

1.

The Company hired an experienced financial individual as Vice President of Finance to assume certain of the responsibilities previously performed by the Chief Financial Officer. In addition, commencing with the preparation of the Company’s March 31, 2006 financial statements, management developed an Audit Committee review file which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q, and includes memoranda and supporting documentation for all significant areas where estimates and potential management override exist.

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

5.

The Company has enhanced its procedure documentation in the accounts payable area and is in the process of implementing procedures whereby a listing of budgeted advertising will be reviewed as part of the month end closing process to determine that billings for such services have been received or accrued during that reporting period.

6.

The Company is in the process of documenting specific procedures for processing adjustments to accounts payable, which will include all potential credits thereto.

The Company was not able to assess, during the quarter ended December 31, 2006, that the aforementioned improvements in internal controls eliminated the material weaknesses previously identified.

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

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Class Action related to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that the Company’s management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and the Company’s public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned class action, is included as an additional plaintiff.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added the alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Second Amended Complaint is without merit.

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

Item 1A.

Risk Factors

Reference is made to the Risk Factors set forth in our Form 10-K for the year ended March 31, 2006. The following Risk Factors are in addition to that disclosure:

The Paris Hilton and GUESS? lines are our primary sources of revenue following our sale of the Perry Ellis brand.

During the year ended March 31, 2006, licensed Paris Hilton and GUESS? brand products generated approximately $76 million and $22 million, respectively, in gross sales. Following the disposition of our license for the Perry Ellis brand of fragrances, the Paris Hilton and GUESS? brands of fragrances accounted for approximately 50% and 42%, respectively, of our gross sales during the nine months ended December 31, 2006, and are expected to account for most of our gross sales in the year ending March 31, 2008. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve our international distributors (see Note J to the accompanying condensed consolidated financial statements for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk is magnified as these product lines have become our primary source of revenue.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following chart outlines the Company’s repurchases of its common stock during the quarter ended December 31, 2006, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 10/01/2006 10/31/2006	—	—	—	$2,697,000
Month #2 11/01/2006 11/30/2006	—	—	—	$2,697,000
12/01/2006 12/31/2006	422,000	$5.92	422,000	$ —

———————

(1)

Purchased in accordance with the Company’s common stock buy-back program announced on August 6, 2004. See page 11 of “Liquidity And Capital Resources” for further discussion. On January 4, 2007, our Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. The August 6, 2004 repurchase plan was effectively terminated with approximately $198,000 remaining. As of April 13, 2007, we had repurchased, in the open market, 360,420 shares at a cost of $2,403,799. There is no expiration date for the January 2007 repurchase program, nor has lender approval been requested.

(2)

Represents the remaining amount approved by the Company’s lender for repurchase of common stock. On August 16, 2004, the Company received approval to repurchase up to $8 million in share value, of which $7,801,984 has been completed.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on October 13, 2006. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors

The seven nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Ilia Lekach	12,055,161	4,921,581
Frank A.Buttacavoli	11,528,106	5,448,636
Glenn Gopman	12,325,282	4,651,460
Esther Egozi Choukroun	12,656,559	4,320,183
David Stone	12,698,100	4,278,642
Jaya Kader Zebede	12,709,652	4,267,090
Isaac Lekach	8,896,261	8,080,481

With respect to Proposal #2, the appointment of Deloitte & Touche LLP as our independent registered public accounting firm, was approved as follows:

For	Against	Abstain
14,707,760	2,169,196	99,786

Item 6.

Exhibits

(a)

Exhibits:

Exhibit #	Description
10.84	Agreement dated December 6, 2006 between the Company and Perry Ellis International, Inc.
31.1	Certification of Interim Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	December 31, 2006	March 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$12,656,028	$49,822
Certificate of deposit	—	1,026,534
Restricted cash	—	7,966,720
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $8,253,000 and $3,988,000, respectively	20,228,811	21,492,956
Trade receivables from related parties	16,548,395	15,534,959
Receivable from sale of fragrance brand	5,035,694	—
Inventories	78,500,545	69,443,085
Prepaid expenses and other current assets, net	19,610,310	17,507,785
Property held for sale	—	14,018,238
Investment in affiliate	—	6,900,343
TOTAL CURRENT ASSETS	152,579,783	153,940,442
Equipment and leasehold improvements, net	4,428,194	898,490
Trademarks and licenses, net	5,378,869	12,119,681
Deferred tax asset	1,058,034	—
Other	285,761	333,546
TOTAL ASSETS	$163,730,641	$167,292,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$869,757	$19,081,787
Mortgage payable on property held for sale	—	12,661,124
Accounts payable	34,482,536	35,560,969
Income taxes payable	12,382,850	2,484,190
Accrued expenses	2,738,793	1,279,864
TOTAL CURRENT LIABILITIES	50,473,936	71,067,934
Borrowings, less current portion	1,683,825	—
Deferred tax liability	116,069	2,510,303
TOTAL LIABILITIES	52,273,830	73,578,237
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and March 31, 2006	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,417,289 and 28,471,289 shares issued at December 31, 2006 and March 31, 2006, respectively	294,173	284,713
Additional paid-in capital	97,986,982	80,878,952
Retained earnings	50,566,243	43,099,026
Accumulated other comprehensive (loss) income	(362,303)	3,980,091
	148,485,095	128,242,782
Less 10,986,957 and 10,564,957 shares of common stock in treasury, at cost, at December 31, 2006 and March 31, 2006, respectively	(37,028,284)	(34,528,860)
TOTAL STOCKHOLDERS' EQUITY	111,456,811	93,713,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,730,641	$167,292,159

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales:
Unrelated customers, including licensing fees of $18,750 and $56,250 for the three and nine months ended December 31, 2006 and 2005, respectively	$29,738,731	$27,715,231	$65,377,336	$50,138,487
Related parties	13,677,578	10,092,859	33,407,776	22,235,941
	43,416,309	37,808,090	98,785,112	72,374,428
Cost of goods sold:
Unrelated customers	18,078,930	11,801,532	37,216,966	20,349,402
Related parties	7,242,803	4,341,300	17,443,561	9,728,496
	25,321,733	16,142,832	54,660,527	30,077,898
Gross margin	18,094,576	21,665,258	44,124,585	42,296,530
Operating expenses:
Advertising and promotional	16,018,065	12,266,480	32,115,580	25,992,527
Selling and distribution	3,874,413	2,452,902	9,577,421	6,853,251
Royalties	2,918,811	2,144,873	7,171,624	4,098,052
General and administrative	2,833,276	1,680,681	6,931,656	5,100,423
Depreciation and amortization	668,203	481,156	1,670,251	1,413,181
Share-based compensation expense	—	—	16,201,950	—
Total operating expenses	26,312,768	19,026,092	73,668,482	43,457,434
Gain on sale of property held for sale	—	—	494,465	—
Operating (loss) income	(8,218,192)	2,639,166	(29,049,432)	(1,160,904)
Interest income	27,287	24,367	44,558	89,449
Interest expense and bank charges	(618,189)	(223,796)	(2,169,682)	(321,614)
Gain on sale of investment in affiliate	—	—	1,774,624	—
Foreign exchange (loss) gain	(2,448)	18,341	11,883	18,341
(Loss) income from continuing operations before income taxes	(8,811,542)	2,458,078	(29,388,049)	(1,374,728)
Income tax benefit (provision)	3,348,385	(934,069)	7,154,961	522,397
Net (loss) income from continuing operations	(5,463,157)	1,524,009	(22,233,088)	(852,331)
Discontinued operations (Note P):
Income from operations of Perry Ellis fragrance brand, including a gain of $34,277,316 on sale of the brand in 2006	37,745,195	7,213,033	47,903,718	24,354,700
Income tax provision related to Perry Ellis brand	(14,343,174)	(2,740,953)	(18,203,413)	(9,254,786)
Income from discontinued operations	23,402,021	4,472,080	29,700,305	15,099,914
Net income	$17,938,864	$5,996,089	$7,467,217	$14,247,583
Income (loss) per common share:
Basic:
Continuing operations	$(0.30)	$0.09	$(1.23)	$(0.05)
Discontinued operations	$1.28	$0.25	$1.64	$0.84
Total	$0.98	$0.34	$0.41	$0.79
Diluted:
Continuing operations	$(0.30)	$0.07	$(1.23)	$(0.05)
Discontinued operations	$1.28	$0.21	$1.64	$0.84
Total	$0.98	$0.28	$0.41	$0.79

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED DECEMBER 31, 2006

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK		TOTAL
	NUMBER ISSUED	PAR VALUE				NUMBER OF SHARES	COST

BALANCE at April 1, 2006	28,471,289	$284,713	$80,878,952	$43,099,026	$3,980,091	10,564,957	$(34,528,860)	$93,713,922

Comprehensive loss:
Net Income	—	—	—	7,467,217	—		—	7,467,217
Reversal of unrealized holding gain due to sale of investment in affiliate, net of tax benefit of $909,482					(4,342,338)			(4,342,338)
Foreign currency translation adjustment	—	—	—	—	(56)		—	(56)
Total comprehensive loss								3,124,823
Issuance of common stock upon exercise of warrants	946,000	9,460	906,080					915,540

Share-based compensation as a result of modification of warrants in connection with stock split			16,201,950					16,201,950
Purchase of treasury stock, at cost						422,000	(2,499,424)	(2,499,424)
BALANCE at December 31, 2006	28,417,289	$294,173	$97,986,982	$50,566,243	$(362,303)	10,986,957	$(37,028,284)	$111,456,811

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NineMonths Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,467,217	$14,247,583
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	16,201,950	—
Gain on sale of property held for sale	(494,465)	—
Gain on sale of Perry Ellis fragrance brand	(34,277,316)	—
Gain on sale of investment in affiliate	(1,774,624)
Depreciation and amortization	1,670,251	1,413,181
Provision for doubtful accounts	440,000	135,000
Write-downs of prepaid promotional supplies and inventories	1,255,000	540,000
Deferred income tax benefit	(1,058,034)	—
Changes in assets and liabilities net of effect of sale of Perry Ellis fragrance brand:
Decrease (increase) in trade receivables - customers	824,145	(10,032,282)
Increase in trade receivables - related parties	(1,013,436)	(6,537,904)
Increase in inventories	(29,199,666)	(20,606,844)
Increase in prepaid expenses and other current assets	(4,329,525)	(5,091,865)
Decrease in other non-current assets	47,786	26,406
(Decrease) increase in accounts payable	(2,102,433)	18,260,992
Increase in accrued expenses and income taxes payable	9,847,847	4,535,163
Total adjustments	(43,962,520)	(17,358,153)
Net cash used in operating activities	(36,495,303)	(3,110,570)
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand	57,500,000	—
Redemption of certificate of deposit	1,026,534	—
Net decrease (increase) in restricted cash	7,966,720	(8,231,881)
Purchases of equipment and leasehold improvements	(4,314,671)	(311,868)
Purchases of trademarks	(239,655)	(105,872)
Net proceeds from the sale of property held for sale	14,512,703	—
Purchase of property held for sale	—	(14,018,237)
Purchase of certificate of deposit, pledged	—	(1,016,625)
Net proceeds from the sale of investment in affiliate	3,423,147	—
Net cash provided by (used in) investing activities	79,874,778	(23,684,483)
Cash flows (used in) provided by financing activities:
(Repayments) proceeds - line of credit with GMACCC, net	(19,081,787)	5,568,449
Proceeds - capital leases with Provident Equipment Leasing, net	2,761,266	—
Repayment - mortgage payable on property held for sale	(12,868,808)	—
Proceeds – mortgage payable on property held for sale	—	12,750,000
Purchases of treasury stock	(2,499,424)	(3,877,795)
Proceeds from issuance of common stock, net	915,540	20,813
Net cash (used in) provided by financing activities	(30,773,213)	14,461,467
Effect of exchange rate changes on cash	(56)	(559)
Net increase (decrease) in cash and cash equivalents	12,606,206	(12,334,145)
Cash and cash equivalents, beginning of period	49,822	12,368,904
Cash and cash equivalents, end of period	$12,656,028	$34,759

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, as filed with the SEC on July 24, 2006.

On December 6, 2006, we entered into an agreement to sell the Perry Ellis fragrance rights, including inventory, molds and other intangible assets related thereto, to Perry Ellis International, Inc. All activity relating to the Perry Ellis brand has been classified as discontinued operations for all periods presented. The Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2006 does not separately report the cash flows of the discontinued operations and the Condensed Consolidated Balance Sheet and Statement of Cash Flows for prior periods have not been recast. Interest expense was not allocated to the discontinued operations and, therefore, all of the Company’s interest expense is included within continuing operations. See Note P for further discussion.

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

Concurrent with the Stock Split, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation in the amount of $16,201,950, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge has been included in operating expenses for the nine months ended December 31, 2006. The Company has also recorded a deferred tax benefit of $1,058,034 as a result of the charge, which reduces income tax expense for the period. See Note I for further discussion of this tax benefit.

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

The following is a summary of stock option and warrant activity during the nine months ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	3,440,000	$1.09	5.26	$48,030,575
Granted	—	—	—	—
Exercised	946,000	$0.97	4.87	6,940,830
Forfeited	—	—	—	—
Outstanding as of December 31, 2006	2,494,000	$1.13	4.37	$11,069,905
Exercisable as of December 31, 2006	2,494,000	$1.13	4.37	$11,069,905

All warrants outstanding as of March 31, 2006 were fully vested. Upon exercise of the warrants, the Company issues previously authorized but unissued common stock to the warrant holders. During the three and nine months ended December 31, 2006, the Company did not recognize any share-based compensation expense in the condensed consolidated financial statements relating to stock option or warrant grants other than amounts recognized in connection with the modification of the outstanding warrants as described above.

The following table shows the effect on net income and net income per common share for the three and nine month periods ended December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

	For the Three Months Ended December 31, 2005	For the Nine Months Ended December 31, 2005
Net income, as reported	$5,996,089	$14,247,583

Add: Share-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	43,586	130,757
Pro forma net income	$5,952,503	$14,116,826
Basic net income per share:
As reported	$0.34	$0.79
Proforma	$0.33	$0.79
Diluted net income per share:
As reported	$0.28	$0.79
Proforma	$0.28	$0.79

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

C.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. The components of inventories are as follows:

	December 31, 2006	March 31, 2006
Finished products	$49,300,657	$41,016,214
Components and packaging material	25,311,578	22,313,145
Raw material	3,888,309	6,113,726
	$78,500,545	$69,443,085

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $3,850,000 and $2,688,000 at December 31, 2006 and March 31, 2006, respectively. Included in inventory at December 31, 2006, was finished products in the amount of $1,214,693 in watches and $161,350 in handbags ($2,021,616 for watches at March 31, 2006), and $26,691 of components and packing materials for watches ($198,315 at March 31, 2006). See Note K for further discussion.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2006	March 31, 2006	Estimated Life (in years)
XOXO	$5,800,000	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	459,016	219,361	5
Others	216,546	329,106	5-25
	9,295,923	9,168,828
Less – accumulated amortization	(3,917,054)	(2,937,397)
Subtotal of amortizable intangibles	5,378,869	6,231,431
Perry Ellis	—	5,888,250
	$5,378,869	$12,119,681

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

On December 6, 2006, the Company entered into an agreement to sell the Perry Ellis fragrance rights, including inventory, molds and other intangible assets related thereto, to PEI, at a price of approximately $63 million, subject to final inventory valuations. The closing took place shortly thereafter. See Note P to the accompanying condensed consolidated financial statements for further discussion.

E.

Borrowings

The composition of borrowings is as follows:

	December 31, 2006	March 31, 2006
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (8.50% at December 31, 2006) at the Company’s option.	$—	$19,081,787
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	2,553,582	—
	2,553,582	19,081,787
Less: long-term portion	1,683,825	—
Borrowings, current portion	$869,757	$19,081,787

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

On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the loan amount to $40,000,000 until December 13, 2006, at which time the maximum loan amount reverted back to $35,000,000.

At December 31, 2006, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, none of which was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2006, $7,966,720 was on deposit with our bank pending transfer. There was no restricted cash as of December 31, 2006, since no amounts were outstanding under our line of credit.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which the Company was in compliance with at December 31, 2006.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000.

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,761,000 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. In accordance with the terms of the agreement, the advances bore interest at a rate of 1% per month until all payments were made, at which time the arrangement converted to a thirty-six month lease, which has been classified as a capital lease. The Company has an option to purchase the equipment and lease hold improvements at the end of the lease term for $1.

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

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs. We anticipate positive cash flow during the upcoming holiday season and we are currently discussing a permanent increase in our line of credit. However, there is no assurance that cash flow will be positive or that we will obtain such financing or what the terms of such financing, if available, would be.

F.

Related Party Transactions

The Company had net sales of $7,279,013 and $5,368,982 during the nine-month periods ended December 31, 2006 and 2005 ($1,996,771 and $1,952,720 during the three months ended December 31, 2006 and 2005), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. These amounts exclude sales of Perry Ellis brand products in the amount of $5,512,469 and $13,150,734 during the nine-month periods ended December 31, 2006 and 2005 ($958,370 and $4,550,612 during the three months ended December 31,2006 and 2005), respectively. Sales of Perry Ellis brand products are reported as part of discontinued operations in the accompanying condensed consolidated statements of operations. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to distribute its products in approximately 260 retail outlets and its terms with Perfumania take into consideration the companies’ over 15 year relationship. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years the Board of Directors has granted longer payment terms, taking into consideration the factors discussed above. The Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to the Company totaled $7,083,813 and $8,506,303 at December 31, 2006 and March 31, 2006, respectively ($9,501,812 at December 31, 2005). Amounts due from Perfumania are non-interest bearing and are paid in accordance with the terms established by the Board of Directors.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended January 28, 2006, reflect a net income of $14.2 million compared to an income of $3.2 million in the prior year. Its Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 28, 2006 reflects a net loss of $3.23 million compared to a loss of $3.40 million in the prior year comparable period. Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. The Company holds discussions with Perfumania on a periodic basis regarding their anticipated payments. Management believes that Perfumania will reduce their trade receivable balance and the number of days outstanding by March 31, 2007. Based on management’s evaluation, no allowances have been recorded as of March 31 or December 31, 2006. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

The Company owned 378,101 shares of ECMV common stock, which was an available-for-sale security and was reflected as an “investment in affiliate” in the accompanying March 31, 2006 condensed consolidated balance sheet. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share, based on the quoted market price of the shares. The Company’s adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147. Accordingly, the Company has recorded a gain on sale of $1,774,624 in the accompanying statements of operations for the nine months ended December 31, 2006. See Note I for discussion of the income tax effect of the sale. In addition, as a result of the sale, the Company reversed $4,342,338 of previously recorded unrealized gains on the investment net of taxes, which had been recorded as a component of stockholders’ equity as of March 31, 2006.

ECMV’s majority shareholders acquired an approximate 12.2% ownership interest in the Company (See Note Q for further discussion) during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

In addition to Perfumania, the Company enters into transactions with fragrance distributors affiliated to and/or owned/operated by individuals related to the Company’s former Chairman/CEO. These sales are presented as related party sales in the accompanying condensed consolidated statements of operations and are closely monitored by the Company’s Audit Committee and Board of Directors. During the quarter ended September 30, 2006, the Company identified, and has classified, additional distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are included with related party sales for the three and nine months ended December 31, 2006. The amounts for the periods ended December 31, 2005, and at March 31, 2006, have been restated. See Note O to the accompanying condensed consolidated financial statements for further discussion. During the nine months ended December 31, 2006 and 2005, the Company had net sales to these related parties of $26,128,763 and $16,859,697 ($11,680,807 and $8,140,139 during the three months ended December 31, 2006 and 2005), respectively. These amounts exclude sales of Perry Ellis brands to other related parties of $15,027,792 and $18,367,774 for the nine months ended December 31, 2006 and 2005 ($5,936,742 and $6,002,067 for the quarters ended December 31, 2006 and 2005), respectively. Sales of Perry Ellis brand products are reported as part of discontinued operations in the accompanying condensed consolidated statements of operations and accordingly, related party sales (including those to Perfumania) are reported net of the Perry Ellis brand activity. As of December 31 and March 31, 2006, trade receivables from related parties include $9,464,582 and $7,028,656, respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $1,801,000 and $1,845,000 for the nine months ended December 31, 2006 and 2005 ($734,000 and $1,481,000 during the three months ended December 31, 2006 and 2005), respectively.

During the nine months ended December 31, 2006 and 2005, the Company purchased $1,160,420 and $845,663 ($386,807 and $386,807 during the three months ended December 31, 2006 and 2005), respectively, in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s former Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the nine months ended December 31, 2006, the Company also purchased $21,875 ($4,075 during the three months ended December 31, 2006) of advertising space in these magazines.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended December 31,
	2006	2005
(Loss) income from continuing operations	$(5,463,157)	1,524,009
Income from discontinued operations	23,402,021	4,472,080
Net income	$17,938,864	$5,996,089
Weighted average number of shares issued	28,945,550	28,458,528
Weighted average number of treasury shares	(10,674,805)	(10,564,957)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,270,745	17,893,571
Basic net (loss) income per common share – continuing operations	$(0.30	$0.09
Basic net income per common share – discontinuing operations	$1.28	$0.25
Weighted average number of shares outstanding used in basic earnings per share calculation	18,270,745	17,893,571
Effect of dilutive securities:
Stock options and warrants	—	3,184,848
Weighted average number of shares outstanding used in diluted earnings per share calculation	18,270,745	21,078,419
Diluted net (loss) income per common share – continuing operations	$(0.30)	$0.07
Diluted net income per common share – discontinuing operations(1)	$1.28	$0.21

	Nine Months Ended December 31,
	2006	2005
Loss from continuing operations	$(22,233,088)	$(852,331)
Income from discontinued operations	29,700,305	15,099,914
Net income	$7,467,217	$14,247,583
Weighted average number of shares issued	28,736,860	28,452,096
Weighted average number of treasury shares	(10,601,706)	(10,544,938)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	18,135,154	17,907,158
Basic and fully diluted net loss per common share – continuing operations(1)	$(1.23)	$(0.05)
Basic and fully diluted net income per common share – discontinued operations(1)	$1.64	$0.84

———————

(1)

In accordance with paragraph 15 of FAS 128, Earnings Per Share, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the three and nine month periods ended December 31, 2006, and the nine months ended December 31, 2005, as we incurred a loss from continuing operations for those periods.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months ended December 31,
	2006	2005
Cash paid for:
Interest	$2,231,902	$321,614
Income taxes	$2,634,259	$4,770,387

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2006:

•

The consideration received from the sale of the Perry Ellis fragrance brand and assets related thereto, includes an account receivable of $5,035,694, pending final inventory valuations.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

Nine months ended December 31, 2005:

•

Change in unrealized holding gain of $656,383 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes

The tax provision for the three-month periods ended December 31, 2006 and 2005, and the nine-month period ended December 31, 2005, reflect an estimated tax rate of 38%.

The tax provision for the nine-month period ended December 31, 2006 reflects an estimated effective rate of 24%. The lower rate in the current year results from the following:

1.

Difference in basis of the ECMV shares sold during the current period as such sale resulted in a capital loss of $1,083,823 for income tax purposes, for which the Company was able to offset with capital gains, as well as a portion of the gain in connection with the sale of the Perry Ellis fragrance brand (See Notes M and P, respectively, for further discussion). As discussed in Note F, the Company had previously recorded a non-cash charge during fiscal 2002, reducing the basis of the shares for financial statement purposes.

2.

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

J.

License and Distribution Agreements

As of December 31, 2006, the Company held exclusive worldwide licenses to manufacture and distribute fragrance and other related products for Paris Hilton, Ocean Pacific (“OP”), GUESS?, Maria Sharapova, Andy Roddick and babyGUND. During December 2006, the Company sold its Perry Ellis licensing rights to Perry Ellis International, its Licensor. See Note P for further discussion.

Under each of these arrangements, the Company must pay royalties at various rates based on net sales, and spend minimum amounts for advertising based on sales volume. The agreements expire on various dates and are subject to renewal. Except as discussed below, the Company believes that it is presently in compliance with all material obligations under the above agreements.

The Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. The Company is currently negotiating a settlement with GUESS? which will, among other items, require GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, payment of liquidating damages still to be determined as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company stopped shipments to international distributors. GUESS? has already approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

K.

Segment Information and Concentration of Revenue Sources

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the nine month period ended December 31, 2006 totaled $736,142 and $1,285,604, respectively ($31,704 and $362,471, respectively, during the three months ended December 31, 2006). Included in inventories and prepaid promotional supplies at December 31, 2006, is approximately $1,306,000 and $182,000 relating to watches and handbags, respectively ($2,220,000 for watches at March 31, 2006). The Company anticipates preparing full segment disclosure as these operations become more significant.

During the three and nine months ended December 31, 2006 and 2005, the following brands have accounted for 10% or more of the Company’s gross sales from continuing operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Paris Hilton	56%	71%	50%	69%
Guess?	37%	19%	42%	19%

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

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Class Action related to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that the Company’s management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and the Company’s public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiffs has informed Company counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

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

The filing of the Company’s reports on Form 10-Q for the fiscal quarters ended September 30, 2006 and December 31, 2006 were delayed pending the completion of an independent investigation by special counsel and independent forensic accountants engaged by Parlux's Audit Committee. The investigation was focused on, and was the result of, allegations made in the Amended Class Action, including among others, that Parlux improperly recognized revenue on sales to related parties and failed to comply with SEC disclosure rules. Based on the findings of the investigation, it was determined that there was no merit to the allegations.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with the Company, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the abandoned buy-out effort of PF Acquisition of Florida. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the now abandoned class action, is included as an additional plaintiff.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, adding alleged violations of securities laws included in the Second Class Action, which the Company moved to dismiss of December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

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

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. Accordingly, the Company had classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability. The Company has recorded a gain of $494,465 from the sale, which is included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact for the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company's fiscal year ending March 31, 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

O.

Financial Statement Effects of Restatements and Discontinued Operations

As a result of the recent Audit Committee investigation, the Company has determined that additional international distributors should be classified as related parties. Additionally, due to the sale of the Perry Ellis fragrance brand (as discussed further in Note P), the activity for Perry Ellis is now being presented separately as discontinued operations. Accordingly, the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2005 and the balance sheet at March 31, 2006 have been restated from the amounts previously reported, the effects of which are shown in the table below:

Reclassification	As Previously Reported	Perry Ellis Discontinued Operations	Related Party Restatement	As Restated
Condensed Consolidated Balance
Sheet at March 31,2006:
Trade receivables, net	$22,177,303		$(684,347)	$21,492,956
Trade receivables from related parties	$14,850,612		$684,347	$15,534,959

Condensed Consolidated Statements of
Operations for the periods ended
December 31, 2005:
Three months ended:
Net Sales:
Unrelated customers	$37,064,671	$(8,099,544)	$(1,249,896)	$27,715,231
Related parties	$19,347,644	$(10,504,681)	$1,249,896	$10,092,859
Cost of Goods Sold:
Unrelated customers	$16,398,465	$(3,952,892	$(644,041)	$11,801,532
Related parties	$8,628,802	$(4,931,543)	$644,041	$4,341,300

Nine Months ended:
Net Sales:
Unrelated customers	$80,327,524	$(25,672,268)	$(4,516,769)	$50,138,487
Related parties	$49,230,418	$(31,511,248)	$4,516,769	$22,235,941
Cost of Goods Sold:
Unrelated customers	$34,454,291	$(12,290,152)	$(1,814,737)	$20,349,402
Related parties	$22,049,905	$(14,136,146)	$1,814,737	$9,728,496

Condensed Consolidated Statements of
Cash Flows for the nine months ended
December 31, 2005:
Cash flows from operating activities-2005:
Increase in trade receivables-customers	$(11,096,179)		$(1,063,897)	$(10,032,282)
Increase in trade receivables-related parties	$(5,474,007)		$1,063,897	$(6,537,904)

The adjustments discussed above did not result in any restatement of the Company’s net income, earnings per share or working capital amounts from those that were previously reported.

P.

Discontinued Operations

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006 and the closing took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The Company anticipates the transaction will generate proceeds of approximately $63 million, and result in a pre-tax gain of approximately $34.3 million, subject to final inventory valuations. The gain on sale of the Perry Ellis fragrance brand, based upon preliminary balances, is calculated as follows (in 000’s):

Estimated proceeds		$62,536
Less assets sold and transaction expenses:
Inventories	$19,110
Prepaid promotional supplies and development costs	1,889
Molds, net	122
Intangibles	5,956
Other prepaid expenses	158
Commissions and legal fees	1,024	28,259
Net gain on sale before income taxes		$34,277

Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity is being presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$11,701,541	$18,604,225	$35,992,631	$57,183,515
Gain on sale of brand	34,277,316	—	34,277,316	—
Operating income	3,467,879	7,213,033	13,626,402	24,354,700
Income from discontinued operations	$37,745,195	$7,213,033	$47,903,718	$24,354,700

As of March 31, 2006 the carrying values of the assets relating to the Perry Ellis brand are summarized as follows:

Assets:
Inventories	$16,492,198
Prepaid promotional supplies and development costs	1,590,217
Molds, net	15,808
Intangibles	6,065,143
Total Assets:	$24,163,366

Q.

Consent Solicitation

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

On February 6, 2007, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement called for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli, then agreed to resign as a director to allow for such equal representation, but will continue to serve as Parlux's Executive Vice President, Chief Operating Officer and Chief Financial Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The Parlux Board now consists of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

The parties' settlement also provided for the immediate appointment of Neil Katz as the interim Chief Executive Officer of Parlux. Neil Katz previously served as President and Chief Executive Officer of Gemini Cosmetics, Inc. and President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. The reconstituted Parlux Board will conduct a search for a permanent CEO, and will consider Neil Katz for such position along with other candidates. Mr. Lekach, who was instrumental in negotiating the terms of the settlement, ceased to serve as Parlux's Chief Executive Officer. Mr. Lekach will continue to serve Parlux as a consultant and to assist with fragrance brand licenses and international distribution of Parlux products for a period of four years, and agreed not to compete with Parlux in the fragrance business for a period of four years.

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

At the request of Mr. Lekach and the Parlux Board, Mr. Nussdorf and his affiliates agreed, subject to certain exceptions, that for a period of two years he will not make any proposal to acquire Parlux, unless such proposal is to acquire all shares, at a value of not less than $11 per share. Mr. Nussdorf also agreed not to engage in any proxy or consent solicitations prior to the earlier of 60 days before the 2008 annual meeting of stockholders or eighteen months from the date of the settlement agreement. Mr. Lekach agreed, for a period of four years, not to engage or in any way participate in any proxy or consent solicitation, or acquisition proposal, without the approval of a majority of the Company’s Board of Directors. Parlux agreed to reimburse Mr. Nussdorf for $1 million of his expenses incurred in connection with the consent solicitation and the litigation.

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Interim Chief Executive Officer (Principal Executive Officer)

/s/ FRANK A. BUTTACAVOLI
Frank A. Buttacavoli, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: April 13 2007