Form 10-K
period 2007-03-31
PARLUX FRAGRANCES INC
filed 2007-07-11
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 31, 2007

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

(954) 316-9008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock (par value $.01 per share)	National Association of Securities Dealers Automatic Quotation System

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,218,000 based on a closing sale price of $5.09 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2007
Common Stock, $ .01 par value per share	18,629,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 & 13) is incorporated by reference from the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A).

TABLE OF CONTENTS

Page
PART I

Item 1.

Business.

1

Item 1A.

Risk Factors.

9

Item 1B.

Unresolved Staff Comments.

14

Item 2.

Properties.

14

Item 3.

Legal Proceedings.

14

Item 4.

Submission Of Matters To A Vote Of Security Holders.

16

Item 5.

Market For Registrant’s Common Equity, Related Stockholder
Matters And Issuer Purchases Of Equity Securities.

19

Item 6.

Selected Financial Data.

21

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

22

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk.

33

Item 8.

Financial Statements And Supplemental Data.

33

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

33

Item 9A.

Controls And Procedures.

33

Item 9B.

Other Information.

35

Item 15.

Exhibits, Financial Statement Schedules.

37

Item 1.

BUSINESS.

Introduction

Parlux Fragrances, Inc. is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige segment.

During the fiscal year ended March 31, 2007, we engaged in the manufacture (through sub-contractors), distribution and sale of PARIS HILTON, GUESS?, OCEAN PACIFIC, MARIA SHARAPOVA, PERRY ELLIS and XOXO fragrances and grooming items on an exclusive basis as a licensee. During December 2006, we sold the Perry Ellis fragrance rights and related assets to the licensor, Perry Ellis International ("PEI"). We also had rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market until July 31, 2006.

We have recently expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, and small leather goods. Such products, which have similar distribution channels to our fragrance products, are intended to strengthen our position with our current customers and distributors while providing incremental sales volume.

We were incorporated as a Delaware corporation in 1984. Our common stock, par value $0.01, is listed on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) Global Select Market under the symbol "PARL." For information concerning our financial condition, results of operations and related financial data, you should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You also should review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors.”

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Annual Report on Form 10-K as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note 1 (V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the quarter ended June 30, 2006.

Availability of Reports and Other Information

Our corporate website is www.parlux.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “SEC”). We also make available on our website copies of materials regarding our corporate governance policies and practices. You also may obtain a printed copy of the foregoing materials by sending a written request to: Corporate Secretary, Parlux Fragrances, Inc. 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312. In addition, the Commission’s website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC’s website is not part of this document.

Recent Developments

NASDAQ Staff Determination

On July 2, 2007, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market Listing Qualifications Department that the Company’s failure to timely file its Annual Report on Form 10-K for the year ended March 31, 2007 violated Nasdaq Marketplace Rule 4310(c)(14). As a result, the Company’s common stock was subject to delisting from Nasdaq National Market at the opening of business on July 11, 2007, unless we requested a hearing in accordance with Nasdaq Marketplace Rules. We requested a hearing before the Nasdaq Listing Qualifications Panel to review the Staff Determination, which automatically deferred the delisting of our common stock pending the issuance of the Panel’s decision. Upon filing this Form 10-K, we expect to be in compliance with NASDAQ Marketplace Rule 4310(c)(14) and we will request NASDAQ to withdraw its notice of delisting.

Jessica Simpson Fragrance License

On June 21, 2007, we entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met.

We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate that the first fragrance under this agreement will be launched during fall 2008.

Acquisition Proposal

On June 14, 2006, our Board of Directors received an unsolicited letter from our then Chairman and Chief Executive Officer (“CEO”), Mr. Ilia Lekach, representing PF Acquisition of Florida LLC (“PFA”), pertaining to the possible acquisition of all of our outstanding common stock at a proposed price of $29.00 ($14.50 after our June 2006 Stock Split) per share in cash (the “Proposal”), representing a premium of 55% over the closing price of our common stock on June 13, 2006. The Proposal was subject to financial and other contingencies and was referred to the Special Committee of Independent Directors of our Board of Directors (the “Committee”). On June 20, 2006, the Committee, through its counsel, sent a response to the Proposal, which indicated that the Committee did not believe it was prudent for us to move forward to consider the Proposal due to the contingencies therein and requested removal of such, as well as a deposit to cover our expenses required to evaluate the Proposal.

On July 12, 2006, the Committee received a letter from PFA stating that, due to corporate developments occurring with respect to the potential acquisition of certain of our brands, Mr. Lekach was withdrawing the Proposal.

Other

On September 6, 2006, we entered into an exclusive agreement with GLMAC, an unrelated third party, to assist in the sale of certain of our non-core product lines. The agreement was for a period of six months. On February 26, 2007, we informed GLMAC of our intent not to renew the agreement.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal 2007, we completed the design process for PARIS HILTON “Heiress” for women and

“Heir” for men, which launched in October and December 2006, respectively, GUESS? Gold for women and GUESS? Suede for men, which launched in July 2006 and late March 2007, respectively, and XOXO “Kundalini” for women, which launched in February 2007.

During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales from continuing operations:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
PARIS HILTON (including accessories)	56%	69%	42%
GUESS?	37%	20%	—
OCEAN PACIFIC	4%	6%	42%

Under a separate license agreement, we developed a line of “limited edition” watches under the Paris Hilton brand which were introduced during the 2005 holiday season. The initial “limited edition” products retail at prices ranging from $100,000 to $150,000. A “fashion watch” is now available for sale, which retails at prices ranging from $85 to $200 per item. We sell the “fashion watch” directly to a limited number of U.S. department store customers through our own sales force and continue to enter into distribution agreements for international markets. We are working closely with several watch manufacturers to establish products at different price levels.

In addition, we entered into various distribution agreements with Paris Hilton Entertainment, Inc. for handbags, purses, wallets, and other small leather goods, which have been shipped in the U.S. and certain international markets, and cosmetics and sunglasses. We are currently analyzing different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or sublicensing of our rights thereunder.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,500 retail outlets in the United States. Additionally, we sell a number of our products to Perfumania Inc. (“Perfumania”), which is a specialty retailer of fragrances with approximately 260 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico. Perfumania is a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”). Our former Chairman and CEO had a significant equity interest in ECMV and held identical management positions in ECMV until February 2004, when he sold most of his shares in ECMV to Glenn and Stephen Nussdorf (the “Nussdorfs”). Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. Parlux previously maintained an approximate 13% ownership interest in ECMV until we sold all of our shares in ECMV during August and September 2006. The Nussdorf family acquired an approximate 12.2% ownership interest in Parlux during August and September 2006 and accordingly, all transactions with ECMV or Perfumania have been reported as Related Party transactions.

In addition, we have distribution agreements with unrelated third parties to market and distribute handbags in North America and certain international markets, and we utilize a combination of our own sales force and independent commissioned sales representatives to reach the market for watches.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Gross sales to unrelated international customers amounted to approximately 37%, 38%, and 20% of our total net sales from continuing operations during the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

We advertise directly, and through cooperative advertising programs in association with major retailers, in fashion media on a national basis and through retailers’ statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See “Licensing Agreements” and Note 8(B) to the accompanying consolidated financial statements.

Raw Materials

Raw materials and components (“raw materials”) for our fragrance products are available from sources in the United States, Europe, and the Far East. We source the raw materials, which are delivered directly to third party contract manufacturers who produce and package the finished products, based on our estimates of anticipated needs for finished goods, from independent suppliers. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We anticipate purchasing almost all of our watch and handbag finished products from the Far East. We believe we have good relationships with all of our manufacturers and that there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

Seasonality

Typical of the fragrance industry, we have our highest sales as our customers purchase our products in advance of the Mother’s and Father’s Day periods and the calendar year end holiday season, which fall during our first fiscal quarter, and our third fiscal quarter. Lower than projected sales during these periods could have a material adverse effect on our operating results.

In addition, substantial sales often occur during the final month of each quarter. This practice assumes activities in future periods will support planned objectives, but there can be no assurance that will be achieved and further periods may be negatively affected.

Industry Practices

It is an industry practice in the United States for businesses that market fragrances to department stores to provide the department stores with rights to return merchandise. Our fragrance products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale based on historical return patterns. We believe that such reserves and allowances are adequate based on past experience; however, we cannot provide assurance that reserves and allowances will continue to be adequate or that returns will not increase. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced when such fact becomes known.

Customers

We concentrate our fragrance sales efforts in the United States in a number of regional department store retailers which include, among others, Belk, Bon Ton, Boscovs, Carson’s, Famous Barr, Filene’s, Foley’s, Hecht’s, J.C. Penney, Macy’s, Marshall Fields, Robinsons, and Stage Door. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta, as well as the GUESS? retail stores. During the first quarter of fiscal 2007, as a result of the Federated Department Store / May Corporation merger, the number of retailers have been consolidated, replacing Famous Barr, Filene’s, Foley’s, Hecht’s, Marshall Fields and Robinsons with Macy’s nameplates. Retail distribution has been targeted by brand to maximize potential revenue and minimize overlap between each of these distribution channels.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia, including distributors who are related parties for the Mexican, Costa Rican, Guatemalan, Puerto Rican and Brazilian markets. These distributors sell our products to the local department stores as well as to numerous perfumeries in the local markets. Some of these distributors may also sell our watches and handbags, and we continue to seek agreements with new distributors who specialize in such products.

During the fiscal years ended March 31, 2007, 2006 and 2005, we had net sales from continuing operations of $11,719,794, $7,517,166 and $5,961,308, respectively, to Perfumania, which represented 9%, 7% and 24%, respectively, of our net sales from continuing operations for the periods. In addition, we had sales to Perfumania of $5,512,799, $15,924,851 and $29,369,464 of Perry Ellis products which are reflected as discounted operations. Perfumania is one of our largest customers and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 260 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with

Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are stated as net ninety (90) days, for over ten years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved and impose a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $6,101,456 and $8,506,303 at March 31, 2007 and 2006, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. See “Liquidity and Capital Resources” for further discussion of this receivable.

We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2007, and 2006. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

We owned 378,101 shares of ECMV common stock, which were classified as an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying March 31, 2006 consolidated balance sheet. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share, based on the quoted market price of the shares at that date. Our adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as another-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, we sold all of our ECMV shares in the open market. See Note 2 to the accompanying consolidated financial statements for further discussion.

Foreign and Export Sales

We record sales, cost of sales, and other direct expenses in three categories: Domestic, International and Related Parties. Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties. International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States. Related parties are those parties that are known to us as having a related party relationship as defined in SFAS 57, “Related Party Disclosure.” See Note 2 to the accompanying consolidated financial statements for additional information regarding related parties. Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand.

During the years ended March 31, 2007, 2006, and 2005, gross sales from continuing operations to unrelated international customers were approximately $51,917,000, $42,375,000 and $5,309,000, respectively, (total unrelated international sales of approximately $65,351,000, $73,578,000 and $31,619,000, respectively). Gross sales from continuing operations to international distributors owned and operated by individuals related to our former Chairman and CEO during the fiscal years ended March 31, 2007, 2006 and 2005, which are included in related party sales, amounted to approximately $40,118,000, $26,667,000 and $3,316,000, respectively (total gross sales of approximately $55,145,000, $51,137,000 and $17,762,000, respectively), and are in addition to the sales to unrelated international customers noted above.

Licensing Agreements

See “The Products” on page 2 for further discussion of the relative importance of our licensing agreements.

PARIS HILTON: On May 4, 2004, we entered into a letter of intent with Paris Hilton, to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name. Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), which expires on June 30, 2009. The agreement is renewable for an additional five-year period, at the mutual agreement of both parties. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period, at the mutual agreement of both parties. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” was launched during spring 2006.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period, at the mutual agreement of both parties.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period, at the mutual agreement of both parties. The first products under this agreement were launched during summer 2006.

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period, at the mutual agreement of both parties.

Under all of the PHEI agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. We are currently analyzing different options for the non-fragrance licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or sublicensing of our rights thereunder.

GUESS: Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

In December 2006, we received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although we did not sell such products directly to these channels, the occurrence of any such sales by third parties still represents a violation of our license agreement with GUESS?. On May 7, 2007, we entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring us to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, we stopped shipments to international distributors. GUESS? has recently approved certain international distributors and we have commenced shipments to these approved distributors. We continue to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

Under the GUESS? agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. The first GUESS? women’s fragrance was launched during July 2005, which was followed by a launch of a men’s fragrance in March 2006.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four require the achievement of certain minimum net sales. The license requires the payment of minimum royalties, whether or not any product sales are made, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. The initial term of the Fragrance License continued through June 30, 2007, and was renewable for an additional three-year period, at the mutual agreement of both parties. The License requires the payment of a minimum royalty, whether or not any product sales are made, and the spending of certain minimum amounts for advertising.

During June 2006, we extended the Fragrance License through June 30, 2010 and negotiated renewal terms which, among other items, reduced minimum royalty requirements.

MARIA SHARAPOVA: On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and is renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was launched in September 2005. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

ANDY RODDICK: On December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on March 31, 2010 and is renewable for an additional three-year period, at the mutual agreement of both parties. We anticipate that the first fragrance under this agreement will be launched during fall 2007. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

babyGUND: Effective April 6, 2005, we entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. We anticipate that the first products under this agreement will be launched during fall 2007. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

FRED HAYMAN: In June 1994, we entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (FHBH), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted us an exclusive royalty free 55-year license? to use FHBH’s United States Class 3 trademarks Fred Hayman®, 273®, Touch®, With Love® and Fred Hayman Personal Selections® and the corresponding international registrations. There are no minimum sales or advertising requirements.

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

On October 17, 2003, the parties amended the Sublicense, granting all new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. We received licensing fees under this sublicense totaling of $96,075, $75,540 and $129,500 during the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license renewed automatically every two years if average annual net sales in the preceding two-year license period exceeded 75% of the average net sales of the previous four years. All minimum sales levels had been met. The license required the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year. During December 2006, we sold the Perry Ellis fragrance rights and related assets to the licensor, PEI.

ROYAL COPENHAGEN: On September 1, 2003, we entered into an agreement with Five Star Fragrances Company, Inc. (“Five Star”), to market and distribute Royal Copenhagen fragrance products to the U.S. department store market. The original term of the agreement was for three years, with an option to renew for one additional year. Five Star elected to terminate the agreement effective as of July 31, 2006. There were no royalties, sales minimums or advertising commitments under this agreement. In accordance with the terms of the agreement, Five Star repurchased all of our unsold Royal Copenhagen inventory at our cost.

ED HARDY: On February 2, 2007, we entered into a non-binding letter of intent to launch fragrances under the ED HARDY brand name. The parties subsequently agreed that it was not in their best interest to execute a definitive agreement. We have no liability under, nor any future commitments, for this brand.

Except for the GUESS? matter discussed above, we believe we are in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

Trademarks

We have exclusive licenses, as discussed above, to use trademark and tradename rights in connection with the packaging, marketing and distribution of our products, both in the United States and internationally where such products are sold. See “The Products” for further discussion of the relative importance of these licenses.

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

In connection with our Paris Hilton fashion watch business, we provide a one-year warranty on the watch mechanism and anticipate that repair service would be handled by an outside third party, as necessary. We may opt to replace the watch if we consider this action to be more cost beneficial.

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

Effective March 11, 2005, we were required to comply with the labeling, durability and non-animal testing guidelines from the European Cosmetic Toiletry and Perfumery Association (“COLIPA”) Amendment No. 7, to distribute our products in the European Union (“EU”). We created “safety assessor approved” dossiers for all our products to be distributed in the EU, and have filed such documentation both domestically and with our agent in France. In addition to the EU specific requirements, we comply with all other significant international requirements.

We are not aware of any violations or issues with the regulations above, or any other significant regulations to which the Company may be subject.

Competition

The markets for fragrance and beauty related products, as well as watches, handbags and other accessories, is highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us, and we do not presently have the extent of experience in the accessories market to compete effectively. There are also companies, which are substantially larger and more diversified. The September 2006 issue of “WWD Beauty Biz” lists the 70 largest companies in the world ranked by total beauty sales, of which we are listed as number 63. The top 26 companies have sales levels exceeding $1 billion and have substantially greater financial and marketing resources than us, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2007, we had a total of 148 full-time and part-time employees, all of which were located in the United States. Of these, 52 were engaged in worldwide sales activities, 59 in operations, marketing, administrative and finance functions and 37 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreements and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives both domestically and internationally, as well as temporary agency personnel to assist with seasonal distribution requirements.

Item 1A.

RISK FACTORS.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

The Paris Hilton and GUESS? lines are our primary sources of revenue following our sale of the Perry Ellis brand.

During the year ended March 31, 2007, licensed Paris Hilton and GUESS? brand products generated approximately $78 million and $51 million, respectively, in gross sales. Following the disposition of our license for the Perry Ellis brand of fragrances, the Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 56% and 37%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2007, and are expected to account for most of our gross sales in the year ending March 31, 2008. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk has become more significant as these product lines have become our primary source of revenue.

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our business strategy contemplates the continued increase of our portfolio of licensed brands. Our future expansion through acquisitions or new product distribution arrangements, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

We have not remediated material weaknesses and significant deficiencies in our internal control over financing reporting.

We have made improvements to our internal control procedures, nevertheless, we continue to have material weaknesses and significant deficiencies in our internal control over financial reporting. We have hired additional personnel and are attempting to address these weaknesses and deficiencies, but until these are resolved, there is a greater risk of material error with respect to our financial reporting. In addition, costs of compliance with Sarbanes-Oxley and the level of effort required to remediate these material weaknesses may materially impact our results of operations, as well as distract management and employees from performing their regular activities.

Our arrangements with our manufacturers, suppliers and customers are generally informal and if these arrangements were changed, interrupted, or terminated it could limit our supply of inventory and reduce sales, profitability and operating cash flow.

Although we have signed distribution agreements with many of our international distributors, we do not have long-term or exclusive contracts with any of our domestic customers and generally do not maintain long-term or exclusive contracts with our suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. The loss of key suppliers or customers, such as Perfumania and other related parties , or a change in our relationship with them, could result in supply and inventory interruptions and reduced sales, profitability, and operating cash flows.

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The fragrance and cosmetic industry is highly competitive and, at times, changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige fragrance companies, some of whom have significantly greater resources than we have. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. In addition, these factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The continued consolidation of the U.S. department store segment, and the transition period after such consolidation, could have a material adverse effect on our sales and profitability.

Over the last few years, the United States department store market has encountered a significant amount of consolidation, the most recent significant example of which was the merger of Federated Department Stores and May Corp (since incorporated into the Macy’s nameplate). Such mergers and consolidations have resulted in store closings, increased inventory control and management as well as changes in administrative responsibilities. This transition, if not completed smoothly, could have a material adverse effect on our sales and profitability.

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

We are subject to significant litigation.

We have been a party to significant litigations, including those described in Item 3 - Legal Proceedings of this Form 10-K. We intend to vigorously defend these and other pending lawsuits, but the ultimate outcome of such cases can never be predicted with certainty, and the costs and distraction to management of defending such cases could impact our results of operations.

We depend on third parties for the manufacture and delivery of our products, and any disruption or interruption in this supply chain can affect production levels.

We do not own or operate any significant manufacturing facilities. We use third-party manufacturers and suppliers to manufacture most of our products. We currently obtain these products from a limited number of manufacturers and other suppliers. If we were to experience delays in the delivery of the finished products or the raw materials or components used to make such products, or if these suppliers were unable to supply such products, or if there were transportation problems between the suppliers and our distribution center, our sales, profitability, and operating cash flow could be negatively impacted.

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn, terrorism threats, or other external factors.

We believe that consumer spending on fragrance and other accessory products is influenced to a great extent by general economic conditions and the availability of discretionary income. Accordingly, we may experience sustained periods of decline in sales during economic downturns, or in the event of terrorism or epidemics affecting customers’ purchasing patterns. In addition, a general economic downturn may result in reduced traffic in our customers’ stores which may, in turn, result in reduced net sales to our customers. Any resulting material reduction in our sales could have a material adverse effect on our business, its profitability or operating cash flows.

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development.

Generally, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores tend to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development, advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. If one or more of our new product introductions were to be unsuccessful, or the appeal of the celebrity were to diminish, it could result in a reduction in profitability and operating cash flows.

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

As with fragrances and cosmetics, the accessories market is highly competitive and also changes rapidly due to consumer preferences and industry trends. In addition, we do not have the extent of experience in this market segment as we do in fragrances. We may have difficulty in sourcing these accessory items, all of which will be manufactured by independent third parties, and may not meet the quality standards expected by the licensor and/or the consumer. Consumer awareness and positive imagery of the licensor could also be impacted by adverse publicity, which could negatively impact retailer and consumer attitudes. Additionally, the Company is obligated to make required minimum royalty payments. Our lack of experience in this highly competitive market could result in a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

We previously had one distribution facility, which is located in South Florida. We recently entered into an additional lease to relocate our fragrance distribution functions to New Jersey, which is closer to where our fragrance products are filled and packaged. The loss of, or any damage to our New Jersey facility, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as hurricanes or other natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of ninety days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

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

Our revolving credit facility requires us to maintain compliance with various financial covenants. As of March 31, 2007, we were not in compliance with one of these covenants. We requested an amendment of our agreement from our lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under the credit facility. If we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

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

We may be unable to maintain our listing on the Nasdaq National Market.

On July 2, 2007, we received a Nasdaq Staff Determination notifying us that our failure to timely file our Annual Report on Form 10-K for the year ended March 31, 2007 constitutes a failure to satisfy the filing requirement for continued listing under Nasdaq Marketplace Rule 4310(c) (14) and, therefore, trading in the Company’s securities will be suspended at the open of business on July 11, 2007 and that the Company’s securities will be delisted from the Nasdaq Stock Market, unless the Company requests an appeal of the determination.  On July 9, 2007, we requested an appeal and hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  The hearing request automatically stays the suspension of trading and delisting of the Company's securities pending the issuance of the Panel's decision.  Upon filing this Form 10-K, we expect to be in compliance with Nasdaq Marketplace Rule 4310(c) (14) and we will request Nasdaq to withdraw its notice of delisting.  However, we can provide no assurance that Nasdaq will grant such withdrawal or continue to list our common stock.

Our stock price volatility could result in litigation, substantial cost, and diversion of management’s attention.

The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events, such as:

•

quarterly variations in operating results;

•

acquisitions, capital commitments or strategic alliances by us or our competitors;

•

legal and regulatory matters that are applicable to our business;

•

the operating and stock price performances of other companies that investors may deem comparable to us;

•

news reports relating to trends in our markets; and

•

the amount of shares constituting our public float.

In addition, the stock market in general has experienced significant price and volume fluctuations that often have been unrelated to the performance of specific companies. The broad market fluctuations may adversely affect the market price of our common stock regarding of our operating performance. Our stock price volatility could result in litigation, including class action lawsuits, which would require substantial monetary cost to defend, as well as the diversion of management attention from day-to-day activities which could negatively affect operating performance. Such litigation could also have a negative impact on the price of our common stock due to the uncertainty and negative publicity associated with litigation.

Item 1B.

UNRESOLVED STAFF COMMENTS.

None.

Item 2.

PROPERTIES.

Our corporate headquarters and distribution center is located in a 100,000 square foot leased facility in Fort Lauderdale, Florida. During May 2006, we entered into a new five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $865,000, increasing approximately 3% per annum. We have an option to extend the lease for an additional five-year period with minimal rent escalations of approximately 3% per annum. We are currently seeking to sublease this facility and relocate our corporate headquarters and administrative functions to office space in South Florida, as a result of the consolidation of our warehousing and distribution activities in our New Jersey facility.

On April 17, 2006, we leased an additional 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease, which commenced with the landlord’s obtaining a certificate of occupancy on August 15, 2006, is for a five-year term, has an initial annual cost of approximately $1,443,000, with minimal increases after the second and fourth year of the lease. We have relocated substantially all of our fragrance warehousing and distribution activities to this facility, as well as establishing a backup information technology site in case of an unplanned disruption in our South Florida facility.

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

On July 22, 2005, we finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase certain real property in Sunrise, Florida for approximately $14 million. The property, which was intended to be used as our corporate headquarters and main distribution center, included approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. On December 29, 2005, we closed on the Sunrise Facility, financing $12.75 million of the purchase price under a fifteen-year conventional mortgage with GE Commercial Finance Business Property Corporation.

As a result of various factors including our continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and our Board of Directors determined that it would be more cost effective and prudent to relocate a major part of our warehousing and distribution activities to the New Jersey area, close to where our products are filled and packaged.

On May 15, 2006, we entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. Accordingly, we had classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability. We have recorded a gain of $494,465 from the sale, which is included in the accompanying consolidated statement of operations for the year ended March 31, 2007.

Item 3.

LEGAL PROCEEDINGS.

Litigation

On June 21, 2006, we were served with a shareholder’s class action complaint (the “Class Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by Glen Hutton, purporting to act on behalf of himself and other public shareholders, and a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Class Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Class Action related to the proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of our outstanding shares of common stock for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The Class Action sought equitable relief for inadequate and unfair consideration, without full disclosure of all material information, to the detriment of the public shareholders, all in breach of defendants’ fiduciary duties. The Class Action alleged that the Proposal was solely designed to ensure that our management completed the Proposal despite the fact that the consideration called for in the Proposal was unfair to the public shareholders and our public shareholders had not been provided with all material information concerning the Proposal necessary for them to make an informed decision. Counsel for the plaintiff has informed our counsel that plaintiff does not intend to pursue this litigation further. It is anticipated that this matter will be voluntarily dismissed by the plaintiff.

During August and September 2006, five new identical class actions were filed against us, Ilia Lekach and Frank Buttacavoli (together the “Second Class Action”).

Essentially the Second Class Action alleged that the defendants made knowingly false statements about our revenues and profitability beginning on February 8, 2006. It also contained allegations regarding the sale of Parlux shares by Messrs. Lekach and Buttacavoli as motive for the false statements. These allegations relate to one count for violations of Section 10(b)(5) of the Exchange Act and one count for violations of Section 20(a) of the Exchange Act.

We and the other named defendants retained Florida securities counsel and on September 26, 2006, the defendants moved to dismiss the Second Class Action.

At a hearing on October 23, 2006, the judge consolidated the five cases. At the plaintiffs’ request, the lead plaintiff was provided the opportunity to file a Consolidated Amended Complaint (the “Amended Class Action”), which was filed on November 8, 2006. The Amended Class Action included the allegations in the Second Class Action as well as new allegations, among them, that the Company improperly recognized revenues on sales to related parties during the three-month period ended September 30, 2005, and failed to comply with certain SEC disclosure rules surrounding “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” On December 1, 2006, the Company and the other named defendants filed a motion to dismiss the Amended Class Action.

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

The Derivative Action names the identical defendants as the Class Action and relates to the Proposal. The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to our counsel on August 17, 2006.

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs. Glen Hutton, the plaintiff in the abandoned class action, is included as an additional plaintiff.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added the alleged violations of securities laws included in the Second Class Action, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to us, it is believed that the Second Amended Complaint is without merit.

Nussdorf Solicitation

On February 6, 2007, we entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder, and Mr. Ilia Lekach, a major shareholder and our former Chairman and CEO at the time. See Note 16 to the accompanying consolidated financial statements for further discussion.

Victory Litigation

On August 16, 2006, we entered into a letter of intent to sell our Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million: $120 million for the fragrance rights, payable in sixty (60) monthly installments of $2 million, without interest, and up to $20 million for inventory due at closing. The letter of intent was subject to the execution of a definitive agreement and the approvals associated therewith, including approval by the licensor, PEI. On October 9, 2006, PEI informed us that they would not consent to the assignment of the rights. Victory had paid a deposit of $1 million to us in connection with the letter of intent, which was refunded during October 2006.

On December 6, 2006, we entered into an agreement to sell the Perry Ellis fragrance rights and related assets, including inventory, molds and other intangible assets related thereto, to PEI, at a price of approximately $63 million, subject to final inventory valuations which are still pending. The closing took place shortly thereafter. We recorded a pre-tax gain of approximately $34.3 million on the sale, which is included as a component of discontinued operations in the accompanying consolidated statement of operations for the year ended March 31, 2007.

On March 2, 2007, Parlux, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc. Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by plaintiff Victory relates to PEI’s failure to consent to the assignment by us of its contractual license to the Perry Ellis brand of perfumes. The plaintiff is alleging that PEI unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against us. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of our directors with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with PEI to prevent Victory from obtaining the license.

On May 18, 2007, we filed a motion to dismiss on behalf of Parlux, Messrs Lekach and Buttacavoli on the basis that the complaint fails to state a cause of action against any of them.

To the best of our knowledge, there are no other proceedings threatened or pending against us or any of our properties which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) National Small Cap List market since February 26, 1987 and commenced trading on the Nasdaq National Market on October 24, 1995 under the symbol "PARL." On August 1, 2006, the Nasdaq National Market changed its name to the Nasdaq Global Market, with some of its members, including Parlux, being listed on Nasdaq’s Global Select Market.

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years and the interim period from April 1, 2007 through June 30, 2007. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Common Stock
Fiscal Quarter	High	Low
First (April/June) 2005	$15.050	$7.425
Second (July/Sept.) 2005	17.255	13.745
Third (Oct./Dec.) 2005	16.000	10.985
Fourth (Jan./Mar.) 2006	19.240	14.410
First (April/June) 2006	16.295	8.755
Second (July/Sept.) 2006	9.900	4.430
Third (Oct./Dec.) 2006	7.750	4.950
Fourth (Jan./Mar.) 2007	7.970	5.210
First (April/June) 2007	5.780	4.180

On June 30, 2007, the closing price of our common stock was $4.44 per share as reported by Nasdaq. As of June 30, 2007 there were approximately 60 holders of record of our common stock, which does not include common stock held in street name.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All share and per share information included in this Annual Report on Form 10-K reflects the Stock Split.

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividend in the near future. Our loan agreement restricts payment of dividends without prior approval.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	631,726
Equity compensation plans not approved by security holders(2)	2,994,000	$1.14	0
Total	2,994,000	$1.14	631,726

———————

(1)

Represents 131,726 and 500,000 shares available for grant under of our 1996 and 2000 Stock Option Plans (the “Plans), which were approved by the Company’s shareholders on October 11, 1996 and October 12, 2000, respectively. See Note 10 to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s stock option plans.

(2)

Represents 2,940,000 (2,440,000 prior to fiscal 2004 and 500,000 during the current fiscal year issued to Ilia Lekach, our former Chairman and CEO, in connection with the February 2007 settlement agreement between the Company, Glenn H. Nussdorf and Mr. Lekach) warrants granted in connection with previous employment and consulting agreements and 54,000 warrants granted in connection with previous annual Board of Directors’ compensation. None of these warrants were issued pursuant a plan. See Notes 8(D) and 16 to the Company’s consolidated financial statements included with this filing for further discussion.

The following chart outlines repurchases of our common stock during the quarter ended March 31, 2007, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Month #1 1/01/2007 1/31/2007	360,420	$5.96	360,420	9,639,580
Month #2 2/01/2007 2/28/2007	—	—	—	9,639,580
3/01/2007 3/31/2007	—	—	—	9,639,580

———————

(1)

Purchased in accordance with our common stock buy-back program announced on January 4, 2007. See “Liquidity And Capital Resources” for further discussion. On January 4, 2007, our Board of Directors approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. The previous August 6, 2004 repurchase plan was effectively terminated at that time with approximately $198,000 remaining. As of June 30, 2007, we had repurchased, in the open market, 360,420 shares at a cost of $2,148,428. There is no expiration date for the January 2007 repurchase program, nor has lender approval been requested.

(2)

Represents the remaining shares available for purchase under the January 4, 2007 10,000,000 share repurchase program.

Item 6.

SELECTED FINANCIAL DATA.

The following data has been derived from audited consolidated financial statements, adjusted for the Stock Split. Consolidated balance sheets at March 31, 2007 and 2006, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended March 31, 2007 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

		For the Year Ended March 31,
	2007	2006	2005	2004	2003
		(in thousands of dollars, except per share data)
Continuing Operations:
Net sales	$134,365	$106,364	$25,064	$14,723	$17,309
Costs/operating expenses	177,602	104,703	37,232	28,363	29,876
Operating (loss) income	(42,742)	1,661	(12,169)	(13,640)	(12,568)
Net (loss) income from continuing operations	(27,864)	693	(7,521)	(8,583)	(5,942)
Net income from discontinued operations (1)	30,747	22,043	18,345	14,851	11,416
Net Income	2,882	22,736	10,824	6,268	5,474
Income (loss) per share:
Basic:
Continuing operations	$(1.53)	$0.04	$(0.42)	$(0.54)	$(0.34)
Discontinued operations	1.69	1.23	1.03	0.94	0.66
Total	0.16	1.27	0.61	0.40	0.32
Diluted: (2)
Continuing operations	(1.53)	0.03	(0.42)	(0.54)	(0.34)
Discontinued operations	1.69	1.04	1.03	0.94	0.66
Total:	$0.16	$1.07	$0.61	$0.40	$0.32

———————

(1)

Represents operations relating to the Perry Ellis brand, which was sold during December 2006. See Note 15 to the accompanying consolidated financial statements included in this filing for further discussion as prior periods have been reclassified accordingly.

(2)

In accordance with paragraph 15 of FAS 128, Earnings Per Share, the number of shares utilized in the calculation of diluted income (loss) per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2007, 2006, 2005, 2004 and 2003, as we incurred a loss from continuing operations for each of those periods.

			At March 31,
	2007	2006	2005	2004	2003
		(in thousands of dollars)
Current assets	$114,065	$153,940	$73,762	$63,385	$54,875
Current liabilities	34,605	71,068	13,192	9,505	15,219
Working capital	79,460	82,872	60,570	53,880	39,656
Trademarks and licenses, net	3,913	12,120	13,203	7,945	8,231
Long-term borrowings, net	1,537	—	—	—	102
Total assets	144,896	167,292	88,276	72,467	66,672
Total liabilities	36,142	73,578	14,895	11,226	16,379
Stockholders’ equity	108,755	93,714	73,381	61,240	50,293

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Annual Report on Form 10-K as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note 1 (V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the quarter ended June 30, 2006.

Overview

Parlux Fragrances, Inc. is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige group (distributed primarily through department and specialty stores) and a mass market group (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige group.

We distribute certain brands through Perfumania, a specialty retailer of fragrances in the United States and Puerto Rico, a wholly-owned subsidiary of ECMV. Our former Chairman and CEO had a significant shareholder interest in ECMV and held identical management positions until February 2004, when he sold most of his shares in ECMV to the new majority owners, the Nussdorfs. Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. We previously maintained an approximate 13% ownership interest in ECMV until we sold all of our shares in ECMV during August and September 2006. The Nussdorf family acquired an approximate 12.2% ownership interest in Parlux during August and September 2006 and accordingly, all transactions with ECMV or Perfumania will continue to be reported as Related Party transactions.

During the fiscal year ended March 31, 2007, we engaged in the manufacture (through sub-contractors), distribution and sale of PARIS HILTON, GUESS?, OCEAN PACIFIC, MARIA SHARAPOVA, PERRY ELLIS and XOXO fragrances and grooming items on an exclusive basis as a licensee. During December 2006, we sold the Perry Ellis fragrance rights and other related assets to the licensor, Perry Ellis International ("PEI"). We also had rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market until July 31, 2006. Additionally, we previously manufactured, distributed and sold FRED HAYMAN BEVERLY HILLS (“FHBH”) fragrances on a worldwide basis until we sublicensed these rights in 2003.

We have recently expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, small leather goods, and sunglasses. Such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume.

The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 56% and 37%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2007, and are expected to account for most of our gross sales in the year ending March 31, 2008. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows.

Critical Accounting Policies And Estimates

SEC Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies described below represent our critical accounting policies as contemplated by FRR 60. See Note 1 to the accompanying consolidated financial statements for a detailed discussion on the application of these and other accounting policies.

Accounting for Long-Lived Assets. The value of our long-lived assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. We review long-lived assets for impairment using the guidance of applicable accounting literature. The identification and measurement of impairment of long-lived assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant most of our unrelated U.S. department store customers the right to return product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Based upon this information, we provide an allowance for sales returns. It is generally after the specific gift-giving season (Mother’s Day, Christmas, etc.) that our customers request approval of the return for unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the provision for returns and additional allowances in any particular period may be needed, if actual returns received exceeds estimates, reducing net sales.

Allowances for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts to cover anticipated uncollectible accounts receivable, and we evaluate our accounts receivable to determine if they will ultimately be collected. This evaluation includes significant judgments and estimates, including a customer-by-customer review for large accounts. If the financial condition of our customers, or any one customer, deteriorates resulting in an impairment of their ability to pay, additional allowances may be required.

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

Stock-Based Compensation. Prior to April 1, 2006, we accounted for our compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding net income and net income per share was required in order to show our net income as if we had accounted for employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition Disclosure. This information is contained in Note 1(V) to our consolidated financial statements. The fair values of options and shares issued pursuant to our plans at each grant date were estimated using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, we have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions.

The valuation model and amortization assumption used by us continues to be available. SFAS No. 123(R) was effective for our fiscal year beginning April 1, 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We have adopted prospectively, and will continue to utilize the current Black-Scholes option-pricing model. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS No. 123(R) on April 1, 2006, did not have an effect on our results of operations or financial position. See Note 1 (V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of outstanding warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded for the current fiscal year period.

Since April 2006, we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies other than the adoption of SFAS123(R) discussed above.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 requiring adoption by us during the quarter ending June 30, 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, its adoption will have on our consolidated financial position, results of operations, cash flows and disclosures

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our fiscal year ending March 31, 2009. We are currently assessing the impact, if any, of this statement on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company has adopted SAB 108 in the current year. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

Results of Operations

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to PEI. A definitive agreement was signed on December 6, 2006 and the sale close shortly thereafter. See Note 15 to the accompanying financial statements for further discussion.

The results presented in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2007, 2006 and 2005 include activity relating to the Perry Ellis brand as discontinued operations. For comparison purposes, prior period financial information in future filings will be restated accordingly. Our discussions below exclude Perry Ellis activities, which are addressed separately in the discussion of discontinued operations.

We do business with fragrance distributors owned/operated by individuals related to our former Chairman/CEO. These sales are included as related party sales in the accompanying consolidated statements of operations and are closely monitored by management. For the quarter ended September 30, 2006, we identified and classified additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are now included as related party sales for the year ended March 31, 2007 and comparable period results, when applicable, have been restated. See Note 14 to the accompanying consolidated financial statements for further discussion. Future sales to these parties may not occur at the same levels, which could have a material adverse effect on our operating results if we are not successful in replacing sales with new customers or existing customers.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the years ended March 31, 2007, 2006 and 2005 include approximately $6,172,000, $3,554,000 and $2,481,000, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the year ended March 31, 2007 with the year ended March 31, 2006.

During the year ended March 31, 2007, net sales increased 26% to $134,365,094 as compared to $106,363,683 for the prior year. The increase is mainly attributable to the launch of GUESS? Gold for Women in September 2006 and the continued international rollout of GUESS? women’s fragrance, which originally shipped domestically during September 2005, and GUESS? men’s fragrance which commenced shipping domestically in March 2006, which provided $51,344,335 in gross sales compared to $21,965,351 in the prior year. Gross sales of Paris Hilton products increased 2% to $78,497,537 compared to $76,782,800, primarily due to sales of the watch and handbag lines. This was partially offset by a $1,617,219 reduction in gross sales of OP brand products since no new products were introduced during the current period pending strategic direction from OP’s new owner. Warnaco, who acquired the OP brand during 2005, and subsequently sold the brand to Iconics Brand Group, Inc.

Net sales to unrelated customers, which represent 61% of our total net sales for the period, increased 14% to $82,527,269 compared to $72,191,060 in the prior year, mainly as a result of the GUESS? and Paris Hilton brand sales discussed above, offset by the reduction in OP brand sales. Of this amount, net sales to the U.S. department store sector increased 3% from $30,066,871 to $31,036,251, while net sales to international distributors increased 22% from $42,124,189 to $51,491,018. The increase in sales to U.S. department stores was mainly attributable to a $4,519,348 increase in gross sales of GUESS? products, partially offset by a reduction of $1,022,407 in gross sales of Paris Hilton brand products. The increase in sales to international distributors was mainly attributable to an increase of $11,826,626 in gross sales of GUESS? products, partially offset by a reduction of $1,454,135 in gross sales of Paris Hilton brand products. Sales to related parties (See Note 2 to the consolidated financial statements for further discussion of related parties) increased 52% to $51,837,825 compared to $34,172,623 in the prior year, mainly as a result of increases in GUESS? and Paris Hilton brand gross sales of $12,997,010 and $4,191,280, respectively.

Our overall cost of goods sold increased as a percentage of net sales to 57% for the current fiscal year ended March 31, 2007, compared to 42% in the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 59% and 53%, respectively, for the current period, as compared to 41% and 44%, respectively, for the prior year. The current year includes a higher percentage of sales to international distributors reflecting the continued rollout of Paris Hilton and GUESS? products to international markets, which sales have a lower margin than sales of these products to U.S. department store customers. The current year also has a higher percentage of GUESS? product sales, which sales, for the most part, have a lower margin than sales of our other products. In addition, the current year also includes a higher percentage of value sets sold to both unrelated customers and related parties, which include multiple products and have a higher cost of goods compared to basic stock items.

Total operating expenses increased by 69% compared to the prior year from $60,292,567 to $101,614,716, increasing as a percentage of net sales from 57% to 76% as a result of certain unusual and significant expenses described below. However, certain individual components of our operating expenses experienced more significant changes. Advertising and promotional expenses increased 12% to $38,250,475, compared to $34,041,501 in the prior year, decreasing as a percentage of net sales from 32% to 28%. The current year amount includes promotional costs in connection with the continued roll out of GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? Gold for women fragrance mainly in U.S. department stores, respectively. During January and February 2006, we committed to certain spending levels in the U. S. department store channel based on projected sales. However, due to the consolidations and inventory controls measures discussed in “Significant Trends” above, sales to this channel were substantially less than originally anticipated and certain promotional activities during this year, which were committed to in advance, could not be cancelled. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches. Selling and distribution costs increased 42% to $13,024,413 compared to $9,156,891 in the prior year, increasing as a percentage of net sales from 9% to 10%. The increase was mainly attributable to approximately $316,000 and $355,000 in additional costs for temporary warehouse storage space, and freight charges for relocation of inventory to our new distribution center in New Jersey, respectively, as well as approximately $933,000 and $1,445,000 for rent and personnel costs for the New Jersey distribution center. Additional increases were incurred in headcount and travel expenses to support domestic department store sales growth. Royalties increased by 24% in the current year, remaining constant as a percentage of net sales at 8%, based upon the license requirements for the current sales mix, and minimum royalties for certain brands. We anticipate that this percentage will decrease over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed. General and administrative expenses increased 520% compared to prior year, from $7,077,678 to $36,772,270, increasing as a percentage of sales from 7% to 27%. The current period includes non-cash, share-based compensation charges in the amounts of $16,201,950 and $2,745,000, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split, and the recent consent solicitation settlement, respectively, (See Notes 1(V) and 16 to the accompanying consolidated financial statements for further discussion). The increase was also attributable to increases in legal fees, and settlement costs and other expenses, of approximately $6,753,000, in connection with various litigation and the recent consent solicitation (see Notes 12 and 16, respectively, to the accompanying consolidated financial statements for further discussion). Additional increases of $1,719,000 were incurred for professional fees relating to the special Audit Committee investigation as a result of allegations made in certain litigation and the Sarbanes-Oxley Act of 2002 remediation and maintenance, coupled with increases in property insurance costs and personnel additions in accounting, package development, quality assurance and production planning. Depreciation and amortization increased 84% from $1,896,436 to $3,488,734 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated, as well as a $1,129,273 impairment charge for the XOXO fragrance license. The current year period also includes a gain from the sale of the Sunrise Facility in the amount of $494,465 (See Note 5 to the accompanying consolidated financial statements for further discussion). As a result of the above factors, we incurred an operating loss from continuing operations for the current year of $(42,742,443), compared to operating income of $1,660,968 for the prior year.

Net interest expense increased to $2,244,659 in the current year compared to $607,525 for the prior year, as we used our line of credit to finance higher receivables and inventory to support sales growth. The current year period includes a gain from the sale of our investment in ECMV in the amount of $1,774,624. (See Note 2 for further discussion).

Loss from continuing operations before taxes for the current year was $(43,202,070) compared to income of $1,081,232 in the prior year. Our tax provision for the prior year reflects an estimated effective rate of 35.9% from continuing operations. The effective rate in the current year of 35.5% from continuing operations results from (1) a limitation on the estimated deferred tax benefit that is expected to result from the share-based compensation charge related to the warrant modification, and, (2) the $1,083,823 loss for income tax purposes resulting from the sale of the ECMV shares due to a difference in basis (See Note 9 to the accompanying consolidated financial statements for further discussion). The benefit from the share-based compensation charge will be limited by the maximum allowable annual compensation deduction for certain corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current year reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. We will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in our income tax (benefit) provision for the period in which the adjustments are identified. As a result, we incurred a net loss from continuing operations of $(27,864,295) for the current year compared to net income of $692,633 in the prior year.

Income from discontinued operations, which includes a pretax gain of $34,302,565 in the current year from the sale of our Perry Ellis fragrance brand and the related assets (See Note 15 to the accompanying consolidated financial statements for further discussion), net of the tax effect, was $30,746,527 and $22,043,143 for the years ended March 31, 2007 and 2006, respectively. As a result, we earned net income of $2,882,232 and $22,735,776 for the current and prior year, respectively.

Comparison of the year ended March 31, 2006 with the year ended March 31, 2005

During the year ended March 31, 2006, net sales from continuing operations quadrupled to $106,363,683 as compared to $25,063,895 for the prior year. The increase was mainly attributable to (1) the continuation of the worldwide launch of Paris Hilton fragrances for women and men, which commenced shipping in October 2004 and April 2005, respectively, coupled with the initial shipment in September 2005 of the second Paris Hilton fragrance for women, “Just Me” and December 2005 of “Just Me” for men, generating $76,339,381 in gross sales for the entire Paris Hilton fragrance brand during 2006 (excluding $370,000 and $73,420 in Paris Hilton brand watch and handbag sales, respectively) as compared to $11,032,795 for the same period in the prior year; (2) the launch of GUESS? women’s fragrance during June 2005, and men’s fragrance during March 2006, which provided a total of $21,965,350 in gross sales; (3) $2,376,097 in gross sales of XOXO brand products, which license was acquired during January 2005, as compared to gross sales of $1,337,642 during fiscal 2005; and (4) the initial shipments in September 2005 of Maria Sharapova women’s fragrance, which provided gross sales of $2,066,687. The increase was partially offset by a $4,534,988 reduction in gross sales of Ocean Pacific (“OP”) brand products, since no major launches were introduced during 2006 pending strategic direction from Warnaco, who acquired the OP brand during 2005.

Net sales to unrelated customers increased 356% to $72,191,060, compared to $15,818,197 for 2005, mainly as a result of increases in Paris Hilton and GUESS? brand sales discussed above in the amount of $41,661,463 and $18,863,907, respectively, offset by a reduction of $2,682,900 in OP brand sales. Sales to related parties increased 270% to $34,172,623 compared to $9,245,698 in 2005, mainly as a result of increases in Paris Hilton and GUESS? brand sales in the amount of $23,645,124 and $3,101,443, respectively, partially offset by a reduction of $1,852,087 in OP brand sales and a $1,284,629 reduction for Jockey, FHBH and Chaleur de Animale brand sales, which brands are no longer licensed or distributed by us.

Our overall cost of goods sold decreased as a percentage of net sales to 42% for the year ended March 31, 2006 compared to 48% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 41% and 44%, respectively, for 2006, as compared to 40% and 62%, respectively, for 2005. The reduction in cost of goods as a percentage of net sales is due primarily to the shipment of Paris Hilton and GUESS? products to unrelated parties, including U.S. department stores, where our margins are significantly higher. In addition, sales to related parties in 2005 included $1,284,629 of closeout sales. Such closeout sales were at significantly reduced margins.

Operating expenses increased by 139% compared to 2005 from $25,244,248 to $60,292,567, decreasing as a percentage of net sales from 101% to 57%. However, certain individual components of our operating expenses experienced more significant changes as we invested in our new product launches. Advertising and promotional expenses more than tripled to $34,041,501, compared to $9,948,193 in 2005, decreasing as a percentage of net sales from 40% to 32%. The year ended March 31, 2006 includes approximately $19,659,000 and $10,296,000 of promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men and the GUESS? women’s and men’s fragrance launches, respectively, which substantially exceed required promotional spending under these two license agreements. Selling and distribution costs increased 30% to $9,156,891 compared to $7,040,753 in 2005, decreasing as a percentage of net sales from 28% to 9%. The increase was mainly attributable to additional costs for temporary warehouse storage space to handle the increased order flow and inventory requirements, coupled with an increase in domestic sales headcount and travel expenses to support the increased sales in this distribution channel. Royalties increased from $1,029,690 to $8,120,060, increasing from 4% to 8% of net sales, in line with license requirements for the current sales mix and minimum royalties for certain brands. General and administrative expenses increased 16% compared to 2005, from $6,100,018 to $7,077,678, while decreasing as a percentage of net sales from 24% to 7%. The increase was mainly attributable to increases in audit and professional fees in connection with the first year of Sarbanes Oxley implementation, health and property insurance, and personnel additions in package development, quality assurance and production planning. Depreciation and amortization increased 68% from $1,125,594 to $1,896,436. A full year’s amortization of intangibles relating to the January 2005 XOXO license acquisition (See Note 8B to the consolidated financial statements for further discussion) was offset by a reduction in depreciation for certain fully depreciated molds and equipment. As a result of the above factors, operating income from continuing operations increased to $1,660,841 compared to an operating loss of $(12,168,589) for 2005.

Net interest expense was $607,525 in 2006 as compared to net interest income of $146,594 for the prior year as we used our line of credit to finance the increase in receivables and inventory in support of our continuing sales growth.

Income from continuing operations before taxes for 2006 was $1,081,232 compared to a loss of $(12,027,912) in the prior year. Giving effect to the tax provision, which reflects an effective rate of 35.9% from continuing operations, we earned net income from continuing operations of $692,633 compared to a loss of $(7,520,632) in 2005. The approximate 2% reduction from the 38.3% effective income tax rate in 2005was mainly attributable to the increase in international sales activity, resulting in additional foreign source income excludable for federal income tax purposes. This tax benefit phased out for the year ended March 31, 2007, replaced by new provisions based on manufacturing criteria.

Income from discontinued operations, which relates to the Perry Ellis fragrance brand (See Note 15 to the accompanying consolidated financial statements for further discussion), net of the tax effect, was $22,043,143 and $18,344,887 for the years ended March 31, 2006 and 2005, respectively. As a result, we earned net income of $22,735,776 and $10,824,256 for the current and prior comparable periods, respectively.

Liquidity and Capital Resources

Working capital decreased to $79,459,920 as of March 31, 2007, compared to $82,872,508 at March 31, 2006. The increase was mainly attributable to the current period’s net income, excluding the effect of the non-cash compensation charge, offset by the approximate $2.9 million in fixed asset additions financed by capital leases (of which approximately $922,000 have current maturities), the reduction in investment in affiliate as a result of the sale of the shares of E Com Ventures, Inc. for less than the March 31, 2006 carrying value and the classification of a portion of our inventory as non-current.

During the year ended March 31, 2007, net cash used in operating activities was $66,577,296 compared to $16,397,015 during the prior year. The increase was mainly attributable to a decrease in accounts payable and an increase in inventory to support the increased sales anticipated for the Paris Hilton and GUESS? brands, partially offset by a decrease in trade accounts receivable. In addition, during the fourth quarter of the current year, we paid approximately $16 million toward estimated income taxes, due to the sale of the Perry Ellis fragrance license and other related assets. We anticipate receiving a significant refund from this amount during fiscal 2008.

Net cash provided by investing activities increased to $81,620,013 in the current year from a use of $23,819,564 in the prior year, due to a change in restricted cash pending transfer to our lender and the net proceeds from the sales of the Perry Ellis brand, the Sunrise Facility and our investment in affiliate. This was partially offset by the increased purchase of equipment and leasehold improvements.

Net cash used in financing activities increased to $15,078,098 in the current year compared to net cash provided by financial activities of $27,897,089 in the prior year. The decrease was attributable to the pay down of a portion of our line of credit and the repayment of the $12,661,124 balance of the mortgage concurrently with the sale of the Sunrise Facility. We had $4,647,853 of treasury stock purchases in the current year compared with $3,877,795 in the prior year.

As of March 31, 2007 and 2006, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2007	2006
Trade accounts receivable: (1)
Unrelated (2)	66	86
Related:
Perfumania	129	132
Other related	52	50
Total receivables	68	82

Inventories	353	326

———————

(1)

Accounts receivable balances and the number of days sales in accounts receivable do not exclude Perry Ellis activity since such activity is not brand specific.

(2)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $6,155,000 and $3,988,000 in 2007 and 2006, respectively.

The decrease in the number of days sales from 2006 to 2007 for unrelated customers was mainly attributable to improved collections from international distributors, a portion of which was past due as of March 31, 2006. Terms for such distributors, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 60 and 80 days during fiscal 2008. The number of days sales in trade receivables from Perfumania continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note 2 to the accompanying consolidated financial statements for further discussion of our relationship with Perfumania). The number of days outstanding has improved slightly as of March 31, 2007. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

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

Due to the significant number of new product launches during fiscal year 2007, and the forecasted sales increases for these products, in particular, the GUESS? branded products, the number of days sales in inventory has increased. We anticipate that this trend will improve over the next two quarters, as these launched products reach full distribution and GUESS? approves additional international distribution channels (See “Licensing Agreements”

for further discussion). As of March 31, 2007, $17,392,000 of our inventory, including $16,150,000 related to GUESS? Brand products, has been classified as non-current. However, if inventory levels remain relatively high they may warrant further attention and additional inventory write-downs may be necessary. We have revised our production and purchasing forecasts in order to improve our inventory management and believe that the carrying value of our inventory at March 31, 2007, based on current conditions, is stated at the lower of cost or market.

As of March 31, 2004, we had repurchased, under all phases of our common stock buy-back program, a total of 10,180,855 shares at a cost of $29,226,300. On August 6, 2004, our Board of Directors (the “Board”) approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently, received, for up to $8,000,000, on August 16, 2004. As of March 31, 2006, we had repurchased, in the open market, 384,102 shares at a cost of $5,302,560, including 217,272 shares at a cost of $3,877,795 during the period April 1, 2005 through March 31, 2006. During December 2006, we purchased, in the open market, an additional 422,000 shares at a cost of $2,499,425, effectively completing share repurchases approved under this authorization.

On January 4, 2007, our Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. At that time, the August 6, 2004 repurchase plan was effectively terminated with approximately $198,000 remaining. As of June 30, 2007, we had repurchased, in the open market, 360,420 shares at a cost of $2,148,428, all of which was purchased during January 2007.

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

At March 31, 2007, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which $16,775,318 ($17,292,216 as of June 18, 2007) was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2007 and 2006, $1,273,896 and $7,966,720, respectively, was on deposit with our bank pending transfer.

Substantially all of our assets, other than those recently financed under a capital leases with Provident Equipment Leasing and IBM (See Note 7 to the accompanying consolidated financial statements for further discussion), collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Although we substantially exceeded the net worth covenant, we were not in compliance with the fixed charge covenant as of March 31, 2007. We requested an amendment of our agreement from our lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008.

On December 29, 2005, we obtained a $12,750,000 mortgage loan from GE Finance Business Property Corporation for the Sunrise Facility (See Note 5 to the consolidated financial statements for further discussion). This mortgage was repaid on June 21, 2006, concurrently with the sale of the property.

As previously discussed, we sold the Perry Ellis fragrance brand and related assets during December 2006. This brand represented approximately 21% of our total gross sales during the year ended March 31, 2007. We are currently reviewing alternatives to reduce operating expenses to levels that are more in line with our current requirements. The actions being considered include reductions in advertising expenses and personnel as well as subleasing the warehouse and storage portion of our Ft. Lauderdale Florida location, or moving from this location to office space in South Florida. Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we were to continue incurring operating losses, or were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2007 (in 000’s):

	For the Year Ending March 31,
Type of Obligation	2008	2009	2010	2011	2012	Thereafter	Total
Operating Lease Obligations	$2,285	$2,303	$2,315	$2,335	$1,002		$10,240
Capital Lease Obligations (1)	923	997	539				2,459
Revolving Credit Facility	16,775						16,775
Purchase Obligations (2)	29,191						29,191
Advertising Obligations (3)	14,773	17,896	12,775	9,430	9,062	$9,430	73,366
Employment and Consulting Agreements (4)	600	625					1,225
Other Long-term Obligations (5)	8,142	8,689	7,723	5,358	2,899	2,050	34,861
	$72,689	$30,510	$23,352	$17,123	$12,963	$11,480	$168,117

———————

(1)

Represents capital leases on New Jersey facility equipment and leasehold improvements as well as certain computer equipment. See Note 7 to the accompanying consolidated financial statements for further discussion.

(2)

Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.

(3)

Consists of advertising commitments under our licensing agreements. These amounts were calculated based on the guaranteed minimum sales goals, as set forth in the agreements. Unlike guaranteed minimum royalties, advertising and promotional spending are based on a percentage of actual net sales, and are not contractually required if there are no sales. See Note 8B to the accompanying consolidated financial statements for further discussion of these amounts.

(4)

Consists of amounts remaining under employment and consulting agreements. See Note 8D to the accompanying consolidated financial statements for further discussion.

(5)

Consists of guaranteed minimum royalty requirements under our licensing agreements.

(6)

The table above does not include interest payments to our creditor which is based upon the periodic outstanding balance of our revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2007 we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation

Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•

The Paris Hilton and GUESS? lines are our primary sources of revenue following our sale of the Perry Ellis brand and related assets.

•

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

•

We have not remediated material weaknesses and significant deficiencies in our internal control over financing reporting.

•

Our arrangements with our manufacturers, suppliers and customers are generally informal and if these arrangements were changed, interrupted, or terminated it could limit our supply of inventory and reduce sales, profitability and operating cash flow.

•

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

•

The continued consolidation of the U.S. department store segment, and the transition period after such consolidation, could have a material adverse effect on our sales and profitability.

•

If we are unable to protect our intellectual property rights, specifically trademarks and trade names, our ability to compete could be negatively impacted.

•

Other parties may infringe on our intellectual property rights or intellectual property rights which we are licensed to use and may thereby dilute our brands in the marketplace.

•

We are subject to significant litigation.

•

We depend on third parties for the manufacture and delivery of our products, and any disruption or interruption in this supply chain can affect production levels.

•

Consumers may reduce discretionary purchases of our products as a result of a general economic downturn, terrorism threats, or other external factors.

•

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development.

•

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

•

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

•

Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

•

Failure to comply with restrictive covenants in our existing credit facility will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance.

•

If we lose our key personnel, or fail to attract and retain additional qualified experienced personnel, we will be unable to continue to develop our prestige fragrance products and attract and obtain new licensing partners.

•

We may unknowingly infringe on others’ intellectual property rights which could result in litigation.

•

Our quarterly results of operations could fluctuate significantly due to retailing peaks related to gift giving seasons and delays in new product launches, which could adversely affect our stock price.

•

We may be unable to maintain our listing on the NASDAQ National Market.

•

Our stock price volatility could result in litigation, substantial cost, and diversion of management’s attention.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we were not at risk to foreign exchange translation exposure, other than with our Canadian distributor, where we assumed such risk only through September 2006. During the fiscal years ended March 31, 2007 and 2006, we recorded foreign exchange gains of $10,408 and $27,789, respectively, relating to sales/collection activity with our Canadian distributor.

We could, however, be subject to changes in political and economic conditions in the countries in which we are represented internationally. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity And Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. When borrowing for our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2007 and 2006, the primary source of funds for working capital and other needs was our $35 million line of credit ($30 million in 2006).

The line of credit bears interest at a floating rate of prime less .25%. We believe a hypothetical 10% adverse move in interest rates would increase future annual interest expense by approximately $0.3 million.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The financial statements and supplemental data are included herein commencing on page F-1. The financial statement schedule is listed in the Index to Financial Statements on page F-1 and is incorporated herein by reference.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.

CONTROLS AND PROCEDURES.

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

In light of the material weaknesses described below, in preparing our financial statements at and for the fiscal year ended March 31, 2007, we performed additional procedures in an attempt to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

1.

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year−end financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

2.

Lack of sufficient resources to provide for suitable segregation of duties − In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization. The increase in the Company’s administrative staffing has not been commensurate with the growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

3.

Inadequate access controls with regard to computer master file information − Certain of the Company’s personnel in accounts payable and accounts receivable had access and could make changes to master files without approval. This represents a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

4.

Inadequate controls over the processing of certain credits to accounts receivable − The Company receives charge−backs from its customers for a variety of items. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

5.

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses − Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

6.

Inadequate controls over the processing of adjustments to accounts payable − The internal controls over accounts payable were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were not processed timely and with proper approval. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

7.

Inadequate controls related to the inventory cycle - The internal controls over inventories were not adequately designed or operating in a manner to ensure timely review and approval of changes to the inventory master files; the completeness and accuracy of inventory stored at third party locations including updating of accounting records for inventory movement and receipts; and accuracy of costing and valuation of inventory. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of inventory and cost of sales balances that would not be prevented and detected.

Changes In Internal Control Over Financial Reporting – Management’s Remediation Of The Material Weaknesses.

There have been improvements in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, however, these improvements did not materially affect our internal control over financial reporting for the year ended March 31, 2007. While progress has been made, these actions have not been sufficient to remediate these weaknesses. Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:

1.

A number of Executive Management changes were made effective February 2007 in order to address the weaknesses identified in the Company’s internal control procedures. The Board of Directors was reorganized and a new Chairman and Chief Executive Officer was appointed. Also, the Company appointed a new Chief Financial Officer in May 2007, to further segregate duties previously performed by the Company’s current Executive Vice President and Chief Operating Officer, who was also the Chief Financial Officer. In addition, commencing with the preparation of the Company’s March 31, 2006 financial statements, management developed an Audit Committee Review File which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q. This file provides memoranda and supporting documentation for all significant areas where estimates and the potential for management override exist.

2.

The Company has hired additional employees in finance and accounting, and has restricted certain responsibilities within accounts payable and accounts receivable in order to segregate incompatible functions.

3.

The Company has implemented procedures whereby computer generated reports are prepared daily , listing all changes to the accounts payable and accounts receivable master files. These reports are reviewed by a designated employee independent of the respective department’s activities.

4.

The Company has implemented procedures whereby all charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

5.

The Company is enhancing its procedure documentation for Accounts Payable area and is in the process of implementing procedures whereby budgeted advertising will be reviewed as part of the month end closing process to determine that billings for such services have been received or accrued during that reporting period.

6.

The Company has documented specific procedures for processing adjustments to Accounts Payable, including all potential credits thereto.

7.

The Company has implemented procedures whereby computer generated reports are prepared daily, listing all changes to the inventory master files. These reports are reviewed by a designated employee independent of the respective department’s activity. Additional personnel have been added to the department and the Company has implemented a procedure to reconcile significant inventory balances at third party locations on a periodic basis.

The Company was unable to assess, prior to March 31, 2007, the effectiveness of the internal control improvements that were implemented.

Item 9B.

OTHER INFORMATION.

None.

PART III

The information required by Item 10, Item 11, Item 12 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth in Item 5 of this Report) , Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which we will file no later than 120 days after March 31, 2007, and this information is incorporated herein by reference.

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Financial Statements

See Index to Financial Statements beginning on page F-1 of this Annual Report.

(2)

Financial Statement Schedules - See Index to Financial Statements beginning on Page F-1 of this Annual Report.

(3)

Exhibits – See Exhibit Index included elsewhere in this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2007

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS Raymond J. Balsys	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 11, 2007

/s/ GLENN GOPMAN	Director	July 11, 2007
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	July 11, 2007
Esther Egozi Choukroun

/s/ ANTHONY D’AGOSTINO	Director	July 11, 2007
Anthony D’Agostino

/s/ DAVID STONE	Director	July 11, 2007
David Stone

/s/ ROBERT MITZMAN	Director	July 11, 2007
Robert Mitzman

EXHIBIT INDEX

Exhibits

Description of Exhibits

2.1

Asset Purchase Agreement, dated June 15, 1994, by and between Fred Hayman Beverly Hills Inc. and the Company (incorporated by reference to Exhibit 1 to the Company’s Report on Form 8-K, filed with the SEC on June 15, 1994 and as amended on June 29, 1994 and August 26, 1994).

2.2

Asset Purchase Agreement, dated November 2, 1994, by and between Sanofi Beauté and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K, filed with the SEC on January 11, 1995).

3(a)

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 through 3.5 to the Registration Statement on Form S-3 (File No. 33-89806), declared effective on March 13, 1995 and Exhibit 4.6 of Registration Statement on Form S-3, declared effective on October 2, 1996 (File No. 333-11953).

3(b)

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3 (b) to the Company’s Report on Form 8-K, filed on February 6, 2007).

4.30

Revolving Credit and Security Agreement, dated July 20, 2001, between the Company and GMAC Commercial Credit LLC (“GMACCC”) (incorporated by reference to Exhibit 4.30 to the Company’s Report on Form 8-K, filed with the SEC on July 26, 2001).

4.32

Amendment No. 4 to Revolving Credit and Security Agreement, dated as of January 4, 2005, between the Company and GMACCC (incorporated by reference to Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

4.33

Mortgage and Security Agreement, dated as of December 29, 2005, between the Company and GE Commercial Finance Business Property Corporation (incorporated by reference to Exhibit 4.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on February 8, 2006).

4.34

Amendment No. 5 to Revolving Credit and Security Agreement, dated as of January 10, 2006, between the Company and GMAC Commercial Finance LLC (incorporated by reference to Exhibit 4.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed on February 8, 2006).

10.1+

Stock Option Plan (incorporated by reference to Annex A to the Company’s Preliminary Proxy Statement, filed on August 16, 1996).

10.2+

Employee Stock Option Plan 2000 (incorporated by reference to Annex “A” to the Company’s Definitive Proxy Statement, filed on August 25, 2000).

10.3

Settlement Agreement, dated as of February 6, 2007 by and between the Company, Glenn H. Nussdorf and Ilia Lekach (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on February 6, 2007).

10.37

Facility lease agreement, dated June 21, 1995 between the Company and Port 95-2, Ld. (incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995).

10.48

Stock Purchase Agreement, dated as of August 31, 1999, between the Company and Perfumania, Inc., (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 12, 1999).

10.64

Agreement, dated March 28, 2003, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 30, 2003).

Exhibits

Description of Exhibits

10.66

License Agreement, dated as of November 1, 2003, between the Company and GUESS?, Inc. and GUESS? IP Holder L.P. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003).

10.67

License Agreement, dated as of June 1, 2004, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 28, 2004).

10.68

License Agreement, dated September 15, 2004, between the Company and Maria Sharapova (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 12, 2004).

10.69

License Agreement, dated as of December 8, 2004, between the Company and Andy Roddick. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

10.70

Asset Purchase Agreement, dated January 6, 2005, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

10.71

License Agreement, dated January 26, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

10.72

License Agreement, dated April 6, 2005, between the Company and Gund, Inc. (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.73

License Agreement, dated May 11, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.74

License Agreement, dated May 13, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.75+

Employment Agreement, with Ilia Lekach, dated as of June 1, 2005 (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.76+

Employment Agreement, with Frank A. Buttacavoli, dated as of June 1, 2005 (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.77

Consulting Agreement, with Cosmix, Inc., dated as of June 1, 2005 (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.78

Consulting Agreement, with Cambridge Development Corp., dated as of June 1, 2005 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

Exhibits

Description of Exhibits

10.79

Agreement for the Purchase and Sale of Real Property, dated July 15, 2005, between the Company and SGII Ltd. (incorporated by reference to Exhibit 10.79 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 23, 2005).

10.80

Agreement for the Purchase and Sale of Real Property, dated May 16, 2006, between the Company and K/H – Sunrise, LLC (incorporated by reference to Exhibit 10.80 to the Company’s Report on Form 8-K, filed on June 23, 2006).

10.81

License Agreement, dated April 5, 2006, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 24, 2006).

10.82

Facility Lease Agreement, dated April 7, 2006, between the Company and GreDel Properties, L.L.C. (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 24, 2006).

10.83

Facility Lease Agreement, dated May 2, 2006, between the Company and Port 95-2, Ltd. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 24, 2006).

10.84

Agreement dated December 6, 2006 between the Company and Perry Ellis International, Inc. (incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on April 13, 2007).

14.1

Parlux Fragrances, Inc.’s Code of Business Conduct and Ethics, adopted by the Board of Directors on April 30, 2004 (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

23.1

Consent of Deloitte & Touche LLP, an independent registered public accounting firm.*

31.1

Certification of Chief Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2

Certification of Chief Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**

———————

*

Filed herewith

**

Furnished herewith

+

Management contracts or compensatory plans, contracts or arrangements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

July 10, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, and in light of the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. During the course of our assessment we noted the following material weaknesses:

•

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year−end financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

•

Lack of sufficient resources to provide for suitable segregation of duties − In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization. The increase in the Company’s administrative staffing has not been commensurate with the growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate access controls with regard to computer master file information − Certain of the Company’s personnel in accounts payable and accounts receivable had access and could make changes to master files without approval. This represents a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate controls over the processing of certain credits to accounts receivable − The Company receives charge−backs from its customers for a variety of items. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses − Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of adjustments to accounts payable − The internal controls over accounts payable were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were not processed timely and with proper approval. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

•

Inadequate controls related to the inventory cycle - The internal controls over inventories were not adequately designed or operating in a manner to ensure timely review and approval of changes to the inventory master files; the completeness and accuracy of inventory stored at third party locations including updating of accounting records for inventory movement and receipts; and accuracy of costing and valuation of inventory. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of inventory and cost of sales balances that would not be prevented and detected.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. Their report appears on pages F-4 through F-6.

/s/ NEIL J. KATZ	/s/ RAYMOND J. BALSYS
Neil J. Katz	Raymond J. Balsys
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Fort Lauderdale, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Parlux Fragrances, Inc, and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year−end financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

•

Lack of sufficient resources to provide for suitable segregation of duties − In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization. The increase in the Company’s administrative staffing has not been commensurate with the growth in the volume of business transactions. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate access controls with regard to computer master file information − Certain of the Company’s personnel in accounts payable and accounts receivable had access and could make changes to master files without approval. This represents a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.

•

Inadequate controls over the processing of certain credits to accounts receivable − The Company receives charge−backs from its customers for a variety of items. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses − Costs relating to the advertisement and promotion of the Company’s products are a significant cost of operations. The internal controls were not adequately designed or operating in a manner to establish specific controls to ensure that all advertising and promotional expenses were approved and processed on a timely basis. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and advertising and promotional cost that would not be prevented or detected.

•

Inadequate controls over the processing of adjustments to accounts payable − The internal controls over accounts payable were not adequately designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were not processed timely and with proper approval. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of accounts payable, accrued expenses and operating expenditures that would not be prevented or detected.

•

Inadequate controls related to the inventory cycle - The internal controls over inventories were not adequately designed or operating in a manner to ensure timely review and approval of changes to the inventory master files; the completeness and accuracy of inventory stored at third party locations including updating of accounting records for inventory movement and receipts; and accuracy of costing and valuation of inventory. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of inventory and cost of sales balances that would not be prevented and detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, of the Company and our report dated July 10, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s transactions with related parties.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

July 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

July 10, 2007

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,271	$49,822
Certificate of deposit	—	1,026,534
Restricted cash	1,273,896	7,966,720
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $6,155,000 and $3,988,000, respectively	11,508,224	21,492,956
Trade receivables from related parties	14,032,462	15,534,959
Income tax receivable	8,820,296	—
Receivable from sale of fragrance brand	2,295,904	—
Inventories	56,183,036	69,443,085
Prepaid expenses and other current assets, net	15,006,230	13,851,049
Deferred tax assets, net	4,930,555	3,656,736
Property held for sale	—	14,018,238
Investment in affiliate	—	6,900,343
TOTAL CURRENT ASSETS	114,064,874	153,940,442
Inventories, non-current	17,392,000	—
Equipment and leasehold improvements, net	4,286,194	898,490
Trademarks and licenses, net	3,912,783	12,119,681
Deferred tax assets, net	4,823,091	—
Other	417,489	333,546
TOTAL ASSETS	$144,896,431	$167,292,159
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$17,697,616	$19,081,787
Mortgage payable on property held for sale	—	12,661,124
Accounts payable	14,496,090	35,560,969
Income taxes payable	—	2,484,190
Accrued expenses	2,411,248	1,279,864
TOTAL CURRENT LIABILITIES	34,604,954	71,067,934
Borrowings, less current portion	1,536,959	—
Deferred tax liability	—	2,510,303
TOTAL LIABILITIES	36,141,913	73,578,237
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,417,289 and 28,471,289 shares issued at March 31, 2007 and 2006, respectively	294,173	284,713
Additional paid-in capital	102,018,217	80,878,952
Retained earnings	45,618,841	42,736,609
Accumulated other comprehensive income, net of tax	—	4,342,508
	147,931,231	128,242,782
Less 11,347,377 and 10,564,957 shares of common stock in treasury, at cost, at March 31, 2007 and 2006, respectively	(39,176,713)	(34,528,860)
TOTAL STOCKHOLDERS' EQUITY	108,754,518	93,713,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$144,896,431	$167,292,159

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005
Net sales:
Unrelated customers, including licensing fees of $96,075 in 2007, $75,540 in 2006 and $129,500 in 2005	$82,527,269	$72,191,060	$15,818,197
Related parties	51,837,825	34,172,623	9,245,698
	134,365,094	106,363,683	25,063,895
Cost of goods sold:
Unrelated customers	48,620,015	29,334,256	6,282,348
Related parties	27,367,271	15,075,892	5,705,888
	75,987,286	44,410,148	11,988,236
Operating expenses:
Advertising and promotional	38,250,475	34,041,501	9,948,193
Selling and distribution	13,024,413	9,156,891	7,040,753
Royalties	10,078,824	8,120,060	1,029,690
General and administrative (including share-based compensation expense of $18,946,950 in 2007)	36,772,270	7,077,679	6,100,018
Depreciation and amortization	3,488,734	1,896,436	1,125,594
Total operating expenses	101,614,716	60,292,567	25,244,248
Gain on sale of property held for sale	494,465	—	—
Operating (loss) income	(42,742,443)	1,660,968	(12,168,589)
Interest income	88,427	100,913	149,423
Interest expense and bank charges	(2,333,086)	(708,438)	(2,829)
Gain on sale of investment in affiliate	1,774,624	—	—
Foreign exchange gain (loss)	10,408	27,789	(5,917)
(Loss) income from continuing operations before income taxes	(43,202,070)	1,081,232	(12,027,912)
Income tax benefit (provision)	15,337,775	(388,599)	4,507,280
Net (loss) income from continuing operations	(27,864,295)	692,633	(7,520,632)
Discontinued operations (Note 15):
Income from operations of Perry Ellis fragrance brand, including a gain of $34,302,565 on sale of the brand in 2007	47,669,033	34,410,344	29,588,529
Income tax provision related to Perry Ellis brand	(16,922,506)	(12,367,201)	(11,243,641)
Income from discontinued operations	30,746,527	22,043,143	18,344,888
Net income	$2,882,232	$22,735,776	$10,824,256
Income (loss) per common share:
Basic:
Continuing operations	$(1.53)	$0.04	$(0.42)
Discontinued operations	$1.69	$1.23	$1.03
Total	$0.16	$1.27	$0.61

Diluted:
Continuing operations	$(1.53)	$0.03	$(0.42)
Discontinued operations	$1.69	$1.04	$1.03
Total	$0.16	$1.07	$0.61

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2007, 2006, AND 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at April 1, 2004	27,817,289	$278,173	$77,952,943	$9,176,577	$3,059,040	10,180,855	$(29,226,300)	$61,240,433
Comprehensive income:
Net income	—	—	—	10,824,256	—	—	—	10,824,256
Reversal of unrealized holding gain due to sale of investment in affiliate, net of taxes of $909,482	—	—	—	—	(46,884)	—	—	(46,884)
Foreign currency translation adjustment	—	—	—	—	5,457	—	—	5,457
Total comprehensive income	—	—	—	—	—	—	—	10,782,829
Employee stock options	20,000	200	27,926	—	—	—	—	28,125
Issuance of common stock upon exercise of warrants	610,000	6,100	949,865	—	—	—	—	955,965
Tax benefit from exercise of warrants and employee stock options	—	—	1,798,013	—	—	—	—	1,798,013
Purchase of treasury stock, at cost	—	—	—	—	—	166,830	(1,424,765)	(1,424,765)
BALANCE at March 31, 2005	28,447,289	284,473	80,728,746	20,000,833	3,017,613	10,347,685	(30,651,065)	73,380,600
Comprehensive income:
Net income	—	—	—	22,735,776	—	—	—	22,735,776
Change on unrealized holding gain on investment in affiliate, net of taxes of $811,783					1,324,487	—	—	1,324,487
Foreign currency translation adjustment	—	—	—	—	408	—	—	408
Total comprehensive income	—	—	—	—	—	—	—	24,060,671
Issuance of common stock upon exercise of:
Employee stock options	2,000	20	2,793	—	—	—	—	2,813
Warrants	22,000	220	28,940	—	—	—	—	29,160
Tax benefit from exercise of warrants and employee stock options	—	—	118,473	—	—	—	—	118,473
Purchase of treasury stock, at cost	—	—	—	—	—	217,272	(3,877,795)	(3,877,795)
BALANCE at March 31, 2006	28,471,289	284,713	80,878,952	42,736,609	4,342,508	10,564,957	(34,528,860)	93,713,922
Comprehensive income:
Net income	—	—	—	2,882,232	—	—	—	2,882,232
Reversal of unrealized holding gain due to sale of investment in affiliate, net of taxes of $909,482	—	—	—	—	(4,342,338)	—	—	(4,342,338)
Foreign currency translation adjustment	—	—	—	—	(170)	—	—	(170)
Total comprehensive income								(1,460,276)
Issuance of common stock upon exercise of warrants	946,000	9,460	906,080					915,540
Share-based compensation as a result of modification of warrants in connection with stock split	—	—	16,201,950	—	—	—	—	16,201,950
Share-based compensation from issuance of warrants			2,745,000					2,745,000
Tax benefit from exercise of warrants	—	—	1,286,235	—	—	—	—	1,286,235
Purchase of treasury stock, at cost	—	—	—	—	—	782,420	(4,647,853)	(4,647,853)
BALANCE at March 31, 2007	29,417,289	$294,173	$102,018,217	$45,618,841	$—	11,347,377	$(39,176,713)	$108,754,518

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,882,232	$22,735,776	$10,824,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	18,946,950	—	—
Gain on sale of property held for sale	(494,465)	—	—
Gain on sale of Perry Ellis fragrance brand	(34,302,565)	—	—
Gain on sale of investment in affiliate	(1,774,624)		—
Depreciation and amortization	3,488,734	1,896,436	1,125,594
Provision for doubtful accounts	1,223,432	280,000	120,000
Write-downs of prepaid promotional supplies and inventories	3,583,651	1,820,000	2,129,000
Deferred income tax (benefit) provision	(7,697,731)	(3,693,590)	233,017
Tax benefit from exercise of warrants and employee stock options	1,286,235	118,473	1,798,013
Changes in assets and liabilities net of effect of the sale of Perry Ellis fragrance brand:
Decrease (increase) in trade receivables - customers	8,761,300	(16,451,900)	(4,061,905)
Decrease (increase) in trade receivables - related parties	1,502,497	(5,586,172)	2,924,379
(Increase) decrease in income tax receivable	(10,106,531)	—	231,366
(Increase) in inventories	(8,636,602)	(38,306,278)	(1,482,377)
(Increase) in prepaid expenses and other current assets	(3,972,181)	(5,392,934)	(3,092,181)
(Increase) in inventories, non-current	(17,392,000)	—	—
(Increase) decrease in other non-current assets	(83,943)	50,083	(326,490)
(Decrease) increase in accounts payable	(22,088,879)	23,715,486	3,388,356
(Decrease) increase in accrued expenses and income taxes payable	(1,702,806)	2,417,605	469,469
Total adjustments	(69,459,528)	(39,132,791)	3,456,241
Net cash (used in) provided by operating activities	(66,577,296)	(16,397,015)	14,280,497
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand	60,239,788	—	—
Redemption of certificate of deposit	1,026,534	—	—
Net decrease (increase) in restricted cash	6,692,824	(7,966,720)	4,162,669
Purchases of equipment and leasehold improvements, net	(4,025,653)	(615,245)	(371,884)
Purchases of trademarks	(249,330)	(219,361)	—
Net proceeds from the sale of property held for sale	14,512,703	—	—
Purchase of property held for sale	—	(14,018,238)	—
Purchase of certificate of deposit, pledged	—	(1,000,000)	—
Collections on notes receivable from unrelated parties	—	—	1,708,511
Net proceeds from the sale of investment in affiliate	3,423,147	—	—
Cash paid for XOXO license acquisition, including
payments on short-term note	—	—	(7,459,377)
Net cash provided by (used in) investing activities	81,620,013	(23,819,564)	(1,960,081)
Cash flows from financing activities:
(Repayments) proceeds - line of credit with GMACCC, net	(2,306,469)	19,081,787	—
Proceeds - capital leases with Provident Equipment Leasing, net	2,761,266	—	—
Repayment - mortgage payable on property held for sale	(12,661,124)	(88,876)	—
Proceeds - mortgage payable on property held for sale	—	12,750,000
Payments - note payable to Fred Hayman Beverly Hills	—	—	(170,927)
Repayments of capital leases	(425,693)	—	—
Tax benefit from exercise of warrants	1,286,235	—	—
Purchases of treasury stock	(4,647,853)	(3,877,795)	(1,424,765)
Proceeds from issuance of common stock, net	915,540	31,973	984,090
Net cash (used in) provided by financing activities	(15,078,098)	27,897,089	(611,602)
Effect of exchange rate changes on cash	(170)	408	5,457
Net (decrease) increase in cash and cash equivalents	(35,551)	(12,319,082)	11,714,271
Cash and cash equivalents, beginning of year	49,822	12,368,904	654,633
Cash and cash equivalents, end of year	$14,271	$49,822	$12,368,904

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2007, 2006, AND 2005

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is engaged in the creation, design, manufacture, and distribution and sale of prestige fragrances and beauty related products, on a worldwide basis. See Note 8(B) for further discussion of recently signed license agreements to manufacture and distribute watches, cosmetics and handbags, purses and other small leather goods, and sunglasses for which sales of watches commenced during December 2005 and the initial shipment of handbags during March 2006.

The Company generated significant net losses from continuing operations in 2007 and has cumulative net losses from continuing operations over the past several years. In addition, during 2006 and 2007 the Company has not generated positive net cash flows from operations. The Company’s business plan for 2008 includes immediate spending reductions, including consolidation of its warehouse and distribution activities to its New Jersey facility, moving from its present office/warehouse facility into smaller, less expensive corporate offices and close monitoring of all advertising and promotional expenditures. The Company has revised its production and purchasing procedures in order to reduce inventory levels. In addition, certain low margin, multiple product value sets, previously sold to international distributors, have been eliminated or modified to reduce their cost of goods. Based on the Company’s business plan for 2008, the Company believes that its current cash and cash equivalents, availability from its revolving credit facility (see Note 7) and expected cash from operations will be sufficient to fund its operations and capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company’s business plan will be accomplished and will generate sufficient cash flows to meet the Company’s cash flows and working capital needs.

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

On occasion, the Company will consign certain limited edition watches to customers. Revenue for such activity is recognized and billed when the customer sells such products.

Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

E.

Restricted cash

The Company had $1,273,896 and $7,966,720 of cash on deposit at March 31, 2007 and 2006, respectively, which represents collections on trade accounts receivable pending transfer to its lender, as stipulated in its revolving credit agreement discussed in Note 7.

F.

Checks issued in excess of cash

Accounts payable includes checks issued in excess of bank balances of $654,446 and $2,283,714 as of March 31, 2007 and 2006, respectively.

G.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $4,333,000 and $2,688,000 at March 31, 2007 and 2006, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

Cost of goods sold includes the cost of inventories discussed above, as well as gift-with-purchase products.

H.

Investment in Affiliate

Investment in Affiliate consisted of an investment in common stock of E Com Ventures, Inc. (“ECMV”), the parent company of Perfumania, Inc. (“Perfumania”), an affiliated company (see Note 2). Such securities were considered available-for-sale and recorded at fair value. Changes in unrealized gains and losses of the Company’s investment were charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and were included in the accompanying statements of changes in stockholders’ equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. The Company sold all of its shares in ECMV during the year ended March 31, 2007. See Note 2 for further discussion.

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

J.

Property held for sale

The Company considers property to be held for sale when management and the Board of Directors approves and commits to a formal plan to actively market the property for sale. Upon designation as held for sale, the carrying value of the property is recorded at the lower of its carrying value or its estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time. See Note 5 for discussion of the Sunrise Facility that was held for sale as of March 31, 2006, and subsequently sold during June 2006.

K.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $2,499,909 (including an impairment charge of $1,129,273), $1,302,591 and $542,012 for the years ended March 31, 2007, 2006, and 2005, respectively ($3,002, $4,502 and $4,502 of amortization expense related to Perry Ellis are included as discontinued operations, for the years ended March 31, 2007, 2006, and 2005, respectively).

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

L.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a rate commensurate with the risk involved, which is management’s estimate of fair value. Management recorded an impairment charge of $1,129,273 during the year ended March 31, 2007 in connection with the XOXO license and does not believe that there are any unrecorded impairment losses as of March 31, 2007.

M.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately $9,920,000, $7,895,000 and $3,276,000 and have been included in advertising and promotional expenses for the years ended March 31, 2007, 2006, and 2005, respectively ($1,410,000, $1,735,000 and $2,771,000 of cooperative advertising expense are related to Perry Ellis and are included in discontinued operations, for the years ended March 31, 2007, 2006, and 2005, respectively).

N.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $6,172,000, $3,554,000 and $2,481,000 for the years ended March 31, 2007, 2006 and 2005, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with generally accepted accounting principles.

O.

General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas.

P.

Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to shipping and handling in cost of goods sold.

Q.

Research and development costs

Research and product development costs, which amounted to approximately $1,225,000, $645,000 and $96,000 for the years ended March 31, 2007, 2006 and 2005, respectively, are expensed as incurred.

R.

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

S.

Foreign currency translation and transactions

The Company’s functional currency for its French foreign subsidiary is the local currency (Euro). Other income and expense includes foreign currency gains and losses on transactions denominated in foreign currencies, which are recognized as incurred.

T.

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

U.

Basic and diluted earnings per share

Basic earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing earnings attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential common stock equivalents outstanding during the year. All such calculations include the effect of the Stock Split described in Note 1(Z) (the “Stock Split”).

V.

Share based compensation

Prior to the April 1, 2006 adoption of SFAS No. 123R "Share Based Payment" ("SFAS No. 123R"), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for share-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

The following table shows the effect on net income and net income per common share for the years ended March 31, 2006 and 2005, for options granted prior to April 1, 2004 (there were no options or warrants granted during 2005 and 2006), had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

	For the Years Ended March 31,
	2006	2005

Net income, as reported	$22,735,776	$10,824,256

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174,343	174,343

Pro forma net income	$22,561,433	$10,649,913
Basic net income per share:
As reported	$1.27	$0.61
Proforma	$1.26	$0.60
Diluted net income per share:
As reported	$1.07	$0.61
Proforma	$1.07	$0.60

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

Concurrent with the Stock Split, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation expense in the amount of $16,201,950, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge has been included in operating expenses for the year ended March 31, 2007. The Company has also recorded a tax benefit of $5,285,515 as a result of the charge, which reduces income tax expense for the period. See Note 9 for further discussion of this tax benefit.

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

W.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	2007	2006	2005
Cash paid for:
Interest	$2,231,902	$646,504	$3,862
Income taxes	$19,300,656	$12,263,239	$4,324,235

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2007:

•

The consideration received from the sale of the Perry Ellis fragrance brand and assets related thereto, includes an account receivable of $2,295,904 pending final inventory valuation.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

•

The Company acquired certain computer equipment in the amount of $123,684 through a capital lease arrangement.

Year ended March 31, 2006:

•

Change in unrealized holding gain of $1,324,487 on the investment in affiliate, net of deferred taxes.

Year ended March 31, 2005:

•

Change in unrealized holding gain of ($46,884) on the investment in affiliate, net of deferred taxes.

X.

Accumulated Other Comprehensive Income

The balance in accumulated other comprehensive income (loss), and the changes during each of the three years in the period ended March 31, 2007, are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) On Investment in Affiliate	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 1, 2004	$(5,695)	$3,064,735	$3,059,040
Current period change	5,457	(46,884)	(41,427)
Balance at March 31, 2005	(238)	3,017,851	3,017,613
Current period change	408	1,324,487	1,324,895
Balance at March 31, 2006	170	4,342,338	4,342,508
Current period change	(170)	(4,342,338)	(4,342,508)
Balance at March 31, 2007	$—	$—	$—

Y.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one operating segment as a manufacturer and distributor of prestige fragrances. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which are under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the years ended March 31, 2007 totaled $902,306 and $1,585,064 ($370,000 and $73,420 in 2006), respectively. Included in inventories at March 31, 2007, is approximately $1,189,000 and $31,000 relating to watches and handbags ($2,220,000 relating to watches in 2006), respectively. The Company anticipates preparing full segment disclosure for these activities as these operations become more significant. See Note 13 for discussion of international sales.

Z.

Stock Split

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share. All references to share and per share amounts in the accompanying consolidated financial statements and the notes thereto reflect the Stock Split. Previously awarded stock options and warrants have also been adjusted to reflect the Stock Split.

2.

RELATED PARTY TRANSACTIONS AND SIGNIFICANT CUSTOMERS

The Company had net sales from continuing operations of $11,719,794, and $7,517,166, and $5,961,308 during the fiscal years ended March 31, 2007, 2006 and 2005, respectively, to Perfumania, a wholly-owned subsidiary of ECMV, a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. These amounts exclude sales of Perry Ellis brand products in the amount of $5,512,799, $15,924,851 and $29,369,464, respectively. Sales of Perry Ellis brand products are reported as part of discontinued operations in the accompanying consolidated statements of operations. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 260 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

ECMV’s majority shareholders acquired an approximate 12.2% ownership interest in the Company (See Note 16 for further discussion) during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $6,101,456 and $8,506,303 at March 31, 2007 and 2006, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (See Note 13 for further discussion of this concentration of credit risk).

The following unaudited summarized financial data was obtained from ECMV’s public filings (in 000’s):

	Balance Sheet Data
	February 3, 2007	January 28, 2006
Current assets	$86,955	$81,350
Total assets	$125,749	$113,956
Current liabilities	$75,625	$68,820
Total liabilities	$88,178	$81,718
Stockholders’ equity	$37,571	$32,239

	Statement of Income Data For Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$243,609	$233,694	$225,003
Costs and operating expenses	228,380	218,032	212,501
Depreciation and amortization	4,863	5,156	5,875
Income from operations	10,366	10,506	6,627
Income before income taxes	5,872	6,628	3,301
Tax expense (benefit)	1,350	(7,637)	150
Net income	$4,522	$14,265	$3,151

The Company owned 378,101 shares of ECMV common stock, which was an available-for-sale security and is reflected as an “investment in affiliate” in the accompanying March 31, 2006 consolidated balance sheet. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share, based on the quoted market price of the shares at that date. Our adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147. Accordingly, the Company has recorded a gain on sale of $1,774,624 in the accompanying statements of operations for the year ended March 31, 2007. See Note 9 for discussion of the income tax effect of the sale. In addition, as a result of the sale, the Company reversed $4,342,338 of previously recorded unrealized gains on the investment net of taxes, which had been recorded as a component of stockholders’ equity as of March 31, 2006.

In addition to its sales to Perfumania, the Company had net sales from continuing operations of $40,117,771, $26,667,331, and $3,316,228 during the years ended March 31, 2007, 2006, and 2005, respectively, (total sales, including Perry Ellis branded products of $55,145,313, $51,137,316, and $17,762,462, respectively), to fragrance distributors owned/operated by individuals related to the Company’s Chairman/CEO. These sales are included as related party sales in the accompanying statements of income. As of March 31, 2007 and 2006, trade receivables from related parties include $7,931,006 and $7,028,656 respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $2,117,000, $745,000, and $1,153,000, during the years ended March 31, 2007, 2006 and 2005, respectively.

During the years ended March 31, 2007, 2006 and 2005, the Company purchased $1,547,226, $1,232,470 and $250,500, respectively, in television advertising on the “Adrenalina Show”, which is broadcast in various U.S. markets and in Latin American countries. The Company’s former Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the year ended March 31, 2007, the Company also purchased $64,100 of advertising space in these magazines.

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2007	2006
Finished products	$50,053,793	$41,016,214
Components and packaging material	20,376,515	22,313,145
Raw material	3,144,728	6,113,726
	73,575,036	69,443,085
Less non-current portion	17,392,000	—
Current portion	$56,183,036	$69,443,085

Included in finished products, and components and packaging materials at March 31, 2007, was finished products in the amount of $1,164,864 in watches and $31,359 in handbags ($2,021,616 for watches at March 31, 2006) and $24,241 of components and packaging materials for watches ($198,315 at March 31, 2006).

As is more fully described in Note 8(B), one of the Company’s licensors, GUESS? Inc., recently brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company has entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that they could pursue would include the termination or modification of the license agreement.

As of March 31, 2007, our inventories of GUESS? products totaled $30.8 million, of which $16.5 million has been classified as non-current. If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	March 31,
	2007	2006
Promotional supplies, net	$8,794,593	$7,513,162
Prepaid advertising	2,159,845	2,235,704
Prepaid royalties	1,974,855	1,964,617
Other	2,076,937	2,137,566
	$15,006,230	$13,851,049

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful Lives (in Years)
	2007	2006
Molds and equipment	$5,672,530	$4,781,017	3-7
Furniture and fixtures	1,180,231	1,040,776	3-5
Leasehold improvements	1,423,972	467,271	5-7
	8,276,733	6,289,064
Less: accumulated depreciation and amortization	(3,990,539)	(5,390,574)
	$4,286,194	$898,490

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2007, 2006 and 2005 was $1,010,167, $643,954 and $724,640, respectively. Amounts subject to capital leases at March 31, 2007, included in equipment and leasehold improvements above, totaled $2,439,874 and $445,076, respectively, net of accumulated depreciation and amortization of $277,093 and $51,926, respectively.

On July 22, 2005, the Company finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase certain real property in Sunrise, Florida for approximately $14 million. The property, which was intended to be used as the Company’s corporate headquarters and main distribution center, included approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. On December 29, 2005, the Company closed on the Sunrise Facility, financing $12.75 million of the purchase price under a fifteen year conventional mortgage with GE Commercial Finance Business Property Corporation.

As a result of various factors including the Company’s continuing growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, the Company entered into a five-year lease for 198,500 square feet of warehouse space in New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location encounters unplanned disruptions. The Company commenced activities in the New Jersey facility during the latter part of August 2006.

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. The Company had classified the property as “Property held for sale” in the accompanying consolidated balance sheet at March 31, 2006, along with the corresponding mortgage liability. The Company has recorded a gain of $494,465 from the sale, which is included in the accompanying consolidated statement of operations for the year ended March 31, 2007.

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2007	2006
XOXO	$4,670,727	$5,800,000	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	468,691	219,361	5
Other, including Perry Ellis in 2006	216,546	329,106	5-25
	8,176,325	9,168,828
Less – accumulated amortization	(4,263,542)	(2,937,397)
Subtotal of amortizable intangibles	3,912,783	6,231,431
Perry Ellis	—	5,888,250	indefinite
	$3,912,783	$12,119,681

Future amortization of licenses and trademarks is as follows (in 000’s):

For the year ending March 31,	Amount
2008	$1,040
2009	1,021
2010	1,006
2011	450
2012	198
Thereafter	198
$3,913

During the year ended March 31, 2007, the Company recorded an impairment charge of $1,129,273 in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value.

See Note 8(B) and 8(C), respectively, for further discussion of the XOXO and FHBH brands.

7.

BORROWINGS

The composition of borrowings is as follows:

	March 31, 2007	March 31, 2006
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus ..25% (8.25% at March 31, 2007) at the Company’s option.	$16,775,318	$19,081,787

Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	2,342,069	—

Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including interest, through December 2009.	117,188	—
	19,234,575	19,081,787
Less: long-term portion	1,536,959	—

Borrowings, current portion	$17,697,616	$19,081,787

The borrowings at March 31, 2007, mature as follows (in 000’s):

For the year ending March 31,	Amount
2008	$17,698
2009	997
2010	539
$19,234

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

At March 31, 2007, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which $16,775,318 was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2007 and 2006, $1,273,896 and $7,966,720 was on deposit with our bank pending transfer.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Although the Company substantially exceeded the net worth covenant, it was not in compliance with the fixed charge covenant as of March 31, 2007. An amendment to the agreement was requested from the lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008.

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

On December 15, 2006, the Company entered into a lease agreement with International Business Machines (“IBM”) covering approximately $124,000 of computer equipment which has been classified as a capital lease. The Company has an option to purchase the computer equipment at the end of the lease term for $1.

On December 29, 2005, the Company entered into a fifteen year conventional mortgage loan with GE Commercial Finance Business Property Corporation in the amount of $12,750,000 in connection with the Sunrise Facility acquisition. The mortgage was payable in equal monthly installments of $106,698, including interest at 5.87%. The mortgage was repaid in connection with the June 21, 2006 sale of the property. See Note 5 for further discussion of the Sunrise Facility.

Management believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating needs. Management is currently discussing a permanent increase in our line of credit. However, there is no assurance that that we will obtain such financing or what the terms of such financing, if available, would be.

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases office and warehouse space, as well as certain equipment under non-cancellable operating leases expiring on various dates through 2011. Total rent expense charged to operations for the years ended March 31, 2007, 2006 and 2005 was approximately $2,268,000, $1,399,000 and $1,080,000, respectively.

At March 31, 2007, the future minimum annual rental commitments under non-cancellable operating leases are as follows (in 000’s):

For the year ending March 31,	Amount
2008	$2,285
2009	2,303
2010	2,315
2011	2,335
2012	1,002
Total	$10,240

B.

License and Distribution Agreements:

During the year ended March 31, 2007, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Paris Hilton, GUESS?, Ocean Pacific (“OP”), Maria Sharapova, Andy Roddick, babyGund, Perry Ellis and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its Licensor. See Note 15 for further discussion.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010 and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006.

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. The Company anticipates that the first products under this agreement will be launched during fall 2007.

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period.

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The first products under this agreement were launched during summer 2006.

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period.

Under all of these license agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is presently in compliance with all material obligations under the above agreements.

The Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company stopped shipments to international distributors. GUESS? has recently approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

On February 2, 2007, the Company entered into a non-binding letter of intent to launch fragrances under the ED HARDY brand name. The parties subsequently agreed that it was not in their best interest to execute a definitive agreement. The Company has no liability under, nor any future commitments for this brand.

The Company expects to incur continuing obligations for advertising and royalty expense under all of these license agreements. As of March 31, 2007, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000’s):

	Fiscal Year Ending March 31,
	2007	2008	2009	2010	2011	Thereafter
Advertising	$14,773	$17,896	$12,775	$9,430	$9,062	$9,430
Royalties	$8,142	$8,689	$7,723	$5,358	$2,899	$2,050

C.

Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights including those for LIMOUSINE. In addition during 1994, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company had the rights to license all of these trademarks, other than FHBH, for all classes of merchandise.

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

D.

Employment and Consulting Agreements:

As of March 31, 2007, the Company had contracts with certain officers, employees and consultants which expire during March 2009. Minimum commitments under these contracts total approximately $1,225,000, ($600,000 and $625,000 for the fiscal years ended March 31, 2008 and 2009, respectively). In addition, warrants to purchase 1,520,000 shares of common stock at a price of $0.93 (adjusted for the Stock Split) were granted to officers and directors during 2002 in connection with their previous contracts. These warrants are exercisable for a ten-year period from the date of grant, vest over the three-year term of the applicable contract starting on March 31, 2004, and double in the event of a change in control. As of March 31, 2006, all of these warrants were fully vested. During the year ended March 31, 2007, 760,000 of the warrants were exercised. See Note 10 for further discussion of options and warrants.

All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E.

Purchase Commitments:

As of March 31, 2007, the Company is contingently liable in the amount of approximately $29 million for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

F.

Litigation:

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations. See Note 12 to the consolidated financial statements for further discussion.

9.

INCOME TAXES

The components of the provision for income taxes for each of the years ended March 31 are as follows:

	Year Ended March 31,
	2007	2006	2005
Current taxes:
U.S. federal	$8,098,154	$13,149,357	$5,803,516
U.S. state and local	1,184,308	1,455,699	811,062

	9,282,462	14,605,056	6,614,578
Deferred taxes (benefit) provision	(7,697,731)	(1,849,256)	121,983
Income tax expense	$1,584,731	$12,755,800	$6,736,561

Income tax (benefit) expense has been allocated as follows:

	Year Ended March 31,
	2007	2006	2005
Continuing operations	$(15,337,775)	$388,599	$(4,507,280)
Discontinued operations	16,922,506	12,367,201	11,243,641

	$1,584,731	$12,755,800	$6,736,361

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Basis difference on sale of investment in affiliate	(22.4)%	—	—
Share-based compensation deduction limitations	19.5%	—	—

Other, including extra territorial exclusion and state taxes	3.4%	0.9%	3.3%
	35.5%	35.9%	38.3%

The tax provision for the year ended March 31, 2007 reflects an estimated effective rate of 35.5%. The lower rate in the current year results from the following:

1.

Difference in basis of the ECMV shares sold during the current period as such sale resulted in a capital loss of $1,083,823 for income tax purposes, for which the Company was able to offset with capital gains, as well as a portion of the gain in connection with the sale of the Perry Ellis fragrance brand (See Notes 2 and 15, respectively, for further discussion). As discussed in Note 2, the Company had previously recorded a non-cash charge during fiscal 2002, for which a tax benefit has not previously been recorded reducing the basis of the shares for financial statement purposes. As a result of the sale of the shares during 2007, the benefit is being recorded in the current year.

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

The approximate 2% reduction for the year ended March 31, 2006 from the 38% effective income tax rate in the prior year was mainly attributable to the increase in international sales activity, resulting in additional foreign source income excludable for federal income tax purposes. This tax benefit has been phased out for the year ending March 31, 2007, replaced by new provisions based on a manufacturing criteria.

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences are as follows:

	2007	2006
Deferred Tax Assets:
Current:
Allowance for doubtful accounts, sales returns and allowances	$1,416,394	$1,246,281
Inventory write-downs	3,322,674	2,296,507
Other, net	191,487	—
	4,930,555	3,656,736
Long-Term:
Share based compensation	3,934,235	—
Depreciation and other	1,017,730	—
	4,951,965	—
Total deferred tax assets	$9,882,520	$3,656,736
Deferred Tax Liabilities:
Depreciation and amortization	$(128,874)	$(1,600,821)
Unrealized gain on investment in affiliate	—	(909,482)
Deferred tax liability	$(128,874)	$(2,510,303)

10.

STOCK OPTION AND OTHER PLANS

In October 1996, the Company’s shareholders ratified the establishment of a new stock option plan (the “1996 Plan”) which reserved 500,000 shares of its common stock for issue thereunder. Only employees who are not officers or directors of the Company are eligible to receive options under the 1996 Plan. Options granted under the 1996 Plan were exercisable for five years from the date of grant and vested 25% after each of the first two years, and 50% after the third year.

As of March 31, 2007, and since the inception of the 1996 Plan, options have been granted to purchase 368,274 shares (net of cancellations) at exercise prices ranging from $0.6875 to $1.406 per share. Through March 31, 2007, all of these options had been exercised.

The following table summarizes the activity for options covered under the Plan:

	1996 Plan
	Amount	Weighted Average Exercise Price
Balance at April 1, 2004	22,000	$1.40
Exercised	(20,000)	$1.41
Balance at March 31, 2005	2,000	$1.41
Exercised	(2,000)	$1.41
Balance at March 31, 2006	—
Exercised	—
Balance at March 31, 2007	—

In October 2000, the Company’s shareholders ratified the establishment of an additional option plan (the “2000 Plan”) which reserved an additional 500,000 shares of its common stock for issue thereunder with the same expiration and vesting terms as the 1996 Plan. Only employees who are not officers or directors of the Company are eligible to receive options under the 2000 Plan. To date, no grants have been made under the 2000 Plan and the shares underlying the options have not been registered.

The following table summarizes the activity and related information for all other options and warrants outstanding, including the warrants discussed under commitments in Note 8 (D):

	Number of Shares	Weighted Average Exercise Price
Balance at April 1, 2004	4,076,000	$ 1.16
Exercised	(610,000)	$ 1.57
Balance at March 31, 2005	3,466,000	$ 1.09
Exercised	(22,000)	$ 1.33
Expired	(4,000)	$ 4.00
Balance at March 31, 2006	3,440,000	$ 1.09
Granted	500,000	$ 1.17
Exercised	(946,000)	$ 0.97
Balance at March 31, 2007	2,994,000	$ 1.14

The intrinsic value of the warrants exercised during the years ended March 31, 2007, 2006 and 2005 was approximately $6,941,000, $312,000, and $4,732,000, respectively, and the tax benefit from the exercise of such warrants amounted to $1,286,235, $118,473 and $1,798,013, respectively.

On March 9, 2006, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 to register 3,480,000 shares of the Company’s common stock on behalf of certain selling shareholders. All of the shares are shares issuable, or that have already been issued, upon the exercise of the above warrants held by the selling shareholders. Although the Company was not entitled to receive any of the proceeds from any subsequent resale of the shares, it would receive approximately $3,792,000 if all of the warrants are exercised. The registration statement was declared effective by the SEC on May 1, 2006. As of March 31, 2007, 968,000 of these warrants have been exercised and the Company has received proceeds of $970,140 ($915,540, $29,160 and $25,440 in 2007, 2006 and 2005, respectively).

Proceeds relating to the exercise of all options and warrants during the years ended March 31, 2007, 2006, and 2005, were $915,540, $31,973 and $984,090, respectively.

All warrants outstanding as of March 31, 2007 were fully vested. Upon exercise of the warrants, the Company issues previously authorized but unissued common stock to the warrant holders. During the year ended March 31, 2007, the Company recognized share based, non-cash compensation expense of $18,946,950, $16,201,950 relating to the modification of the outstanding warrants in connection with the Stock Split, and $2,745,000 in connection with the issuance of 500,000 warrants to the Company’s former Chairman and CEO as part of a February 2007 settlement agreement with certain shareholders. See Notes 1(V) and Note 16, respectively, for further discussion.

The fair value of the 500,000 warrants at the date of issuance was $2,745,000, or $5.49 per warrant estimated using a Black-Scholes option pricing model with the following assumptions:

Average expected life (years)	4
Expected volatility	75%
Risk-free interest rates	6%
Dividend yield	0%

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

The following table summarizes information about the options and warrants outstanding at March 31, 2007, all of which are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
$0.93 - $1.22	2,974,000	$1.13	4	$13,377,745
$1.80	20,000	$1.80	6	75,600
	2,994,000	$1.14	4	$13,302,145

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. The cost of the matching program totaled approximately $68,000, $68,000, and $57,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	2007	2006	2005
(Loss) income from continuing operations	$(27,864,295)	$692,633	$(7,520,632)
Income from discontinued operations	$30,746,527	$22,043,143	$18,344,887
Net income	$2,882,232	$22,735,776	$10,824,256
Weighted average number of shares issued	28,918,281	28,454,642	28,024,497
Weighted average number of treasury shares	(10,764,090)	(10,549,874)	(10,282,117)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,154,190	17,904,768	17,742,380
Basic net (loss) income per common share – continuing operations	$(1.53)	$0.04	$(0.42)
Basic net income (loss) per common share – discontinued operations	$1.69	$1.23	$1.03
Weighted average number of shares outstanding used in basic earnings per share calculation	18,154,190	17,904,768	17,742,380
Effect of dilutive securities:
Stock options and warrants		3,194,005	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	18,154,190	21,098,773	17,742,380
Diluted net (loss) income per common share – continuing operations	$(1.53)	$0.03	$(0.42)
Diluted net income (loss) per common share – discontinued operations (1)	$1.69	$1.04	$1.03
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	2,994,000	—	3,468,000
Exercise price	$0.93 to $1.80	—	$0.93 to $4.00

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2007, and 2005, as we incurred a loss from continuing operations for those periods.

12.

LEGAL PROCEEDINGS

On June 21, 2006, the Company was served with a shareholder’s class action complaint (the “Class Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by Glen Hutton, purporting to act on behalf of himself and other public shareholders of the Company, and a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

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

On February 6, 2007, the Company entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder of the Company, and Mr. Ilia Lekach, a major shareholder and the Company’s former Chairman and Chief Executive Officer. See Note 16 for further discussion.

On March 2, 2007, the Company, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc. Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by Plaintiff Victory International (“Victory”) relates to Perry Ellis International’s failure to consent to the assignment by the Company of its contractual license to the Perry Ellis brand of perfumes. The Plaintiff is alleging that Perry Ellis International unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against the Company. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of the directors of the Company with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with Perry Ellis International to prevent Victory from obtaining the license. On May 18, 2007, the Company, along with Messrs Lekach and Buttacavoli, filed a motion to dismiss on the basis that the complaint failed to state a cause of action against any of them.

Management believes that the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

13.

CONCENTRATION OF REVENUE SOURCES AND CREDIT RISKS:

During the last three fiscal years, the following brands (including accessories) have accounted for 10% or more of the Company’s gross sales from continuing operations:

	2007	2006	2005
PARIS HILTON	56%	69%	42%
GUESS?	37%	20%	—%
OCEAN PACIFIC	4%	6%	42%

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

No unrelated customer accounted for more than 10% of the Company’s net sales during the years ended March 31, 2007, 2006 and 2005.

Revenues from Perfumania represented 9%, 7%, and 24% of the Company’s net sales from continuing operations during the years ended March 31, 2007, 2006, and 2005, respectively. During the years ended March 31, 2007, 2006 and 2005, revenues from other related parties represented approximately 30%, 25% and 13%, respectively, of the Company’s net sales from continuing operations, and receivables from these customers were current in accordance with their sixty or ninety day terms.

ECMV’s financial statements included in its Annual Report on Form 10-K for the year ended February 3, 2007, reflects a pre-tax income of $5.9 million compared to $6.6 million in the prior year comparable period. (See Note 2 for summarized financial data obtained from ECMV’s public filing). Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2007. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Related parties are those parties that are known to the Company as having a related party relationship as defined in SFAS No. 57, “Related Party Disclosure”. See Note 2 to the accompanying consolidated financial statements for additional information regarding related parties. Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand. However, GUESS? has informed us that GUESS? fragrance products are being resold in unauthorized channels of distribution. See Note 8B for further discussion.

Total gross sales to unrelated international customers totaled approximately $65,351,000, $73,499,000, and $31,619,000, for the years ended March 31, 2007, 2006 and 2005, respectively. These gross sales by region were as follows (in 000’s):

	Year Ended March 31,
	2007	2006	2005
Latin America	$29,882	$43,297	$17,273
Middle East	12,148	10,030	4,182
Europe	9,740	8,395	2,170
Asia/Pacific	5,660	6,234	3,837
Canada	3,863	3,876	1,462
Caribbean	1,236	1,354	1,038
Duty Free & Other	2,822	313	1,657
	$65,351	$73,499	$31,619

At March 31, 2007 and 2006, trade receivables from unrelated foreign customers (all are payable in U.S. dollars except for approximately $400,000 in 2006) amounted to approximately $11,622,000 and $25,829,000, respectively.

14.

FINANCIAL STATEMENT EFFECTS OF RESTATEMENTS AND DISCONTINUED OPERATIONS

As a result of the recent Audit Committee investigation, the Company determined that additional international distributors, not previously so identified, should be classified as related parties. Additionally, due to the sale of the Perry Ellis fragrance brand (as discussed further in Note 15), the activity for Perry Ellis is now being presented separately as discontinued operations. Accordingly, the accompanying consolidated financial statements for the years ended March 31, 2006 and 2005 have been restated from the amounts previously reported, the effects of which are shown in the table below:

Reclassification	As Previously Reported	Perry Ellis Discontinued Operations	Related Party Restatement	As Restated
Consolidated Balance Sheet at March 31,2006:
Trade receivables, net	$22,177,303		$(684,347)	$21,492,956
Trade receivables from related parties	$14,850,612		$684,347	$15,534,959

Consolidated Statement of Operations for the year ended March 31, 2006:
Net Sales:
Unrelated customers	$111,779,850	$(35,485,339)	$(4,103,451)	$72,191,060
Related parties	$70,456,744	$(40,387,572)	$4,103,451	$34,172,623
Cost of Goods Sold:
Unrelated customers	$46,177,236	$(15,127,397)	$(1,715,583)	$29,334,256
Related parties	$31,495,629	$(18,135,320)	$1,715,583	$15,075,892

Consolidated Statement of Cash Flows for the year ended March 31, 2006:
Cash flows from operating activities-2006:
Increase in trade receivables-customers	$(15,767,553)		$(684,347)	$(16,451,900)
Increase in trade receivables-related parties	$(6,270,519)		$684,347	$(5,586,172)

Consolidated Statement of Operations for the year ended March 31, 2005:
Net Sales:
Unrelated customers	$47,449,801	$31,631,604	$—	$15,818,197
Related parties	$52,911,180	$43,665,482	$—	$9,245,698
Cost of Goods Sold:
Unrelated customers	$20,371,535	$14,089,187	$—	$6,282,348
Related parties	$25,026,023	$19,320,135	$—	$5,705,888

In addition, during 2007, the Company determined that approximately $362,000 of cumulative foreign currency translation losses which were recorded in accumulated other comprehensive income (loss) as of March 31, 2006 relating to the operations of Parlux S.A., its French subsidiary should have been reclassified during 1999, the year that the subsidiary became inactive. Accordingly, the Company has restated the accompanying consolidated balance sheet as of March 31, 2006 and the accompanying consolidated statements of changes in stockholders' equity balances at April 1, 2004, March 31, 2005 and March 31, 2006 respectively to correct this error. The effect of this restatement was to increase accumulated other comprehensive income (loss) and reduce retained earnings by approximately $362,000 from amounts previously presented for each period described above.

The adjustments discussed above were not considered to be material by management. In addition, the restatement did not result in any changes in the Company’s net income, earnings per share or working capital amounts from those that were previously reported.

15.

DISCONTINUED OPERATIONS

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006 and the closing of the sale took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63 million, and resulted in a pre-tax gain of approximately $34.3 million, subject to final inventory valuations. The gain on sale of the Perry Ellis fragrance brand, based upon preliminary balances, is calculated as follows (in 000’s):

Estimated proceeds		$62,536
Less assets sold and transaction expenses:
Inventories	$19,083
Prepaid promotional supplies and development costs	1,889
Molds, net	123
Intangibles	5,956
Other prepaid expenses	158
Commissions and legal fees	1,024	28,233
Net gain on sale before income taxes		$34,303

Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity was presented as discontinued operations. Prior period statements of operations have been adjusted to exclude discontinued operations. The activity for this discontinued operation is summarized as follows:

	Year Ended March 31,
	2007	2006	2005
Net revenues	$35,811,213	$75,872,911	$75,297,086
Gain on sale of brand	34,302,565	—	—
Operating income	13,366,467	34,410,343	29,588,528
Income from discontinued operations	$30,746,526	$22,043,265	$18,344,887

As of March 31, 2006 the carrying values of the assets relating to the Perry Ellis brand are summarized as follows:

Assets:
Inventories	$16,492,198
Prepaid promotional supplies and development costs	1,590,217
Molds, net	15,808
Intangibles	6,065,143
Total Assets	$24,163,366

16.

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

On January 19, 2007, Nussdorf filed the definitive consent solicitation statement on Schedule 14A with the SEC, and on January 23, 2007, the Company filed suit in the United States District Court for the Southern District of New York against Quality King Distributors, Inc., Model Reorg, Inc. (other entities affiliated with the Nussdorfs), Nussdorf and his proposed slate of new directors.

On February 6, 2007, pursuant to a settlement agreement between Nussdorf, Ilia Lekach and the Company, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement called for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli then agreed to resign as a director to allow for such equal representation, but continues to serve as Parlux's Executive Vice President, and Chief Operating Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The Parlux Board now consists of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

The parties' settlement also provided for the immediate appointment of Neil Katz as the interim Chief Executive Officer of Parlux. Neil Katz previously served as President and Chief Executive Officer of Gemini Cosmetics, Inc. and President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. The reconstituted Parlux Board was to conduct a search for a permanent CEO, and would consider Neil Katz for such position along with other candidates. Mr. Lekach, who was instrumental in negotiating the terms of the settlement, ceased to serve as Parlux's Chief Executive Officer. Mr. Lekach will continue to serve Parlux as a consultant and to assist with fragrance brand licenses and international distribution of Parlux products for a period of four years, and agreed not to compete with Parlux in the fragrance business for a period of four years.

Mr. Neil J. Katz was subsequently appointed Chairman and Chief Executive Officer of the Company by the Board of Directors on May 14, 2007.

Mr. Lekach received $1.2 million as severance pay and an additional $1.2 million for his consulting services and non-competition covenants, both of which have been charged to operations in 2007. In addition, at Mr. Nussdorf's request, Mr. Lekach agreed to a substantial reduction in the amount of the severance payments and warrants contemplated by his employment agreement in the event that a change in control was deemed to have occurred as a result of Mr. Nussdorf's consent solicitation. Under the terms of the agreement, Mr. Lekach received 500,000 warrants to purchase the Company's common stock at an exercise price of $1.1654, and Mr. Lekach will receive no other compensation under his employment agreement. The Company has recorded a share-based compensation charge of $2,745,000, along with the other settlement costs, during the quarter ended March 31, 2007.

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

17.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 requiring adoption by the Company during the quarter ending June 30, 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115” ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company's fiscal year ending March 31, 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company must begin to apply the provisions of SAB 108 no later than its fiscal 2007 annual financial statements. The Company has adopted SAB 108 in the current year.

18.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March, 31, 2007 and 2006 (in thousands, except per share amounts).

	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Continuing Operations:
Net sales	$28,248	$27,121	$43,416	$35,580
Net (loss) income	(17,233)	463	(5,463)	(5,631)
Net income from discontinued operations	3,112	3,186	23,402	1,047
(Loss) income per common share:
Basic:
Continuing operations	$(0.95)	$0.03	$(0.30)	$(0.31)
Discontinued operations	0.17	0.17	1.28	0.06
Total	$(0.78)	$0.20$	$0.98	$0.25
Diluted:
Continuing operations	$(0.95)	$0.02	$(0.30)	$(0.31)
Discontinued operations	0.15	0.16	1.28	0.06
Total	$(0.80)	$0.18	$0.98	$(0.25)

	Quarter Ended
	June 30 2005	September 30, 2005	December 31, 2005	March 31, 2006
Continuing Operations:
Net sales	$12,657	$21,909	$37,808	$33,989
Net (loss) income	(1,912)	(405)	1,524	1,484
Net income from discontinued operations	5,724	4,845	4,472	7,002
(Loss) income per common share:
Basic:
Continuing operations	$(0.21)	$(0.02)	$0.09	0.08
Discontinued operations	0.64	0.27	.025	0.39
Total	$0.43	$0.25	$0.34	0.47
Diluted:
Continuing operations	$(0.21)	$(0.02)	$0.07	0.07
Discontinued operations	0.64	0.27	0.21	0.33
Total	$.043	$0.25	$0.28	0.40

19.

SUBSEQUENT EVENT

On June 21, 2007, the Company entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met.

The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates that the first fragrance under this agreement will be launched during fall 2008.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Additions charged to costs and expenses	Net Deductions	Balance at end of period

Year ended March 31, 2007

Reserves for:
Doubtful accounts	$458,109	$1,223,432	$118,983	$1,562,558
Sales returns	1,777,231	5,347,964	5,848,536	1,276,659
Demonstration and co-op advertising allowances	1,752,457	9,919,675	8,356,446	3,315,686
	$3,987,797	$16,491,071	$14,323,965	$6,154,903

Year ended March 31, 2006

Reserves for:
Doubtful accounts	$199,343	$280,000	$21,234	$458,109
Sales returns	759,818	5,156,748	4,139,335	1,777,231
Demonstration and co-op advertising allowances	1,168,844	7,894,679	7,311,066	1,752,457
	$2,128,005	$13,331,427	$11,471,635	$3,987,797

Year ended March 31, 2005

Reserves for:
Doubtful accounts	$235,198	$120,000	$155,855	$199,343
Sales returns	758,487	3,561,399	3,560,068	759,818
Demonstration and co-op advertising allowances	761,842	3,275,595	2,868,593	1,168,844
	$1,755,527	$6,956,994	$6,584,516	$2,128,005