Form 10-K/A
period 2007-03-31
PARLUX FRAGRANCES INC
filed 2007-07-30
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K/A

AMENDMENT NO. 1

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

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 29, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $46,218,000 based on a closing sale price of $5.09 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2007
Common Stock, $ .01 par value per share	18,879,912 shares

TABLE OF CONTENTS

Page

Explanatory Note

2

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities.

2

Item 10.   Directors, Executive Officers and Corporate Governance

5

Item 11.   Executive Compensation.

7

Item 12.   Security Ownership Of Certain Beneficial Owners and Management and Related
Stockholder Matters

18

Item 13.   Certain Relationships and Related Transactions, and Director Independence

19

Item 14.   Principal Accounting Fees and Services.

22

Item 15.   Exhibits, Financial Statement Schedules.

22

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which Parlux Fragrances, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on July 11, 2007. We are filing this amendment to add certain information required in Part II Item 5 and Part III, Items 10 through 14, which items are restated in their entirety.

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

————

(1)

Represents 131,726 and 500,000 shares available for grant under of our 1996 and 2000 Stock Option Plans (the “Plans), which were approved by the Company’s shareholders on October 11, 1996 and October 12, 2000, respectively. See Note 10 to the Company’s consolidated financial statements included with this filing for a discussion of the Company’s stock option plans.

(2)

Represents 2,940,000 (2,440,000 issued prior to fiscal 2004, and 500,000 issued to Ilia Lekach, our former Chairman and CEO, during the current fiscal year, in connection with the February 2007 settlement agreement between the Company, Glenn H. Nussdorf and Mr. Lekach) warrants granted in connection with previous employment and consulting agreements and 54,000 warrants granted in connection with previous annual Board of Directors’ compensation. None of these warrants were issued pursuant a plan. See Notes 8(D) and 16 to the Company’s consolidated financial statements included with this filing for further discussion.

The following chart outlines repurchases of our common stock during the quarter ended March 31, 2007, all of which were purchased on the open market.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Month #1
1/01/2007
1/31/2007	360,420	$5.96	360,420	9,639,580

Month #2
2/01/2007
2/28/2007	—	—	—	9,639,580

3/01/2007
3/31/2007	—	—	—	9,639,580

————

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

STOCKHOLDER RETURN PERFORMANCE: FIVE YEAR GRAPH

Set forth below is a line graph comparing the cumulative total return on the Common Stock with the cumulative total return of the Standard and Poors 500 Index, and the Standard and Poors Personal Products 500 Index for the fiscal years of 2002 through 2007.

	Cumulative Total Return
	3/02	3/03	3/04	3/05	3/06	3/07
Parlux Fragrances, Inc.	100.00	146.74	490.76	1176.63	1752.72	606.52
S & P 500 Index	100.00	75.24	101.66	108.47	121.19	135.52
S & P Personal Products Index	100.00	96.23	125.96	157.29	178.20	224.99

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information regarding our executive officers and directors is set forth below.

Name	Age	Position
Neil J. Katz	62	Chairman of the Board and Chief Executive Officer
Raymond J. Balsys	50	Vice President and Chief Financial Officer
Frank A. Buttacavoli	52	Executive Vice President and Chief Operating Officer
Esther Egozi Choukroun	45	Director
Anthony D'Agostino	49	Director
Glenn Gopman	51	Director
Robert Mitzman	52	Director
David Stone	57	Director

Neil J. Katz, 62, was appointed Director and Interim Chief Executive Officer of the Company in February 2007, and subsequently, was appointed Chairman of the Board and Chief Executive Officer of the Company in May 2007. From March 2004 through December 2006, Mr. Katz served as President and Chief Executive Officer of Gemini Cosmetics, Inc., a prestige fragrance company. From 2003 through 2004, he served as President of Strategem Creative Marketing Corporation, a marketing and consulting company which provided services to third parties. From 1991 through 2002, Mr. Katz served as President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. From 1986 to 1990, Mr. Katz served as President of Revlon's Beauty Care Division. In addition, Mr. Katz previously served as a director on the Board of Directors of The Cosmetic, Toiletry and Fragrance Association and The Fragrance Foundation.

Raymond J. Balsys, 50, a Certified Public Accountant, has served as Chief Financial Officer ("CFO") of the Company since May 15, 2007 and as Vice President Finance of the Company since July 2006. From 2001 to 2005, Mr. Balsys served as the Director of SEC Reporting and Assistant Controller of AOL Latin America. Mr. Balsys also served as the Client Services Manager at The Premier Group, a leading international provider of enterprise resource planning (ERP) solutions focusing on J.D. Edwards' software and related enabling technologies, from 1998 to 2001. Mr. Balsys also served as Vice President Comptroller of the Company from 1994 to 1997.

Frank A. Buttacavoli, 52, a Certified Public Accountant, has served as Vice President of the Company since April 1993, as Executive Vice President since June 1996 and as Chief Operating Officer ("COO") since October 1999. From April 1993 through May 2007, Mr. Buttacavoli served as CFO of the Company. From March 1993 through February 2007, Mr. Buttacavoli served as a director of the Company. From July 1979 through June 1992, Mr. Buttacavoli was employed by Price Waterhouse, and was a Senior Manager from July 1987 to June 1992. From July 1992 through March 1993, he provided financial consulting services to the Company.

Esther Egozi Choukroun, 45, has served as an Independent Director of the Company since October 2000, and has served as Chairman and as a member of various committees during that time. As of April 2007, she became Chairman of the Nominating Committee, and member of the Audit and Independent Committees. Since January 2007, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment, LLC, a real estate investment firm specializing in the acquisition and management of underperforming assets. In addition, she is the Managing Member of PIX Holdings, LLC, a real estate services company formed in January 2007. From 2002 through 2006, Ms. Egozi Choukroun was the Executive Vice President and Chief Financial Officer of PIX Group, a full service real estate company operating in Florida and Latin America. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, and was Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women's International Zionist Organization for Florida. Ms. Egozi Choukroun is also the Sisterhood Treasurer of The Sephardic Congregation of Florida-Temple Moses and serves as President of La Gorce Island Association, Inc., the homeowners association for La Gorce Island in Miami Beach, Florida.

Anthony D'Agostino, 49, a Certified Public Accountant, has served as an Independent Director of the Company since February 2007 and, as of April 2007, he was appointed Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King Distributors,

Inc., with Sarbanes-Oxley compliance issues and various transactions since 2004. From 2003 to 2004, Mr. D'Agostino served as the Vice President of Finance and Chief Financial Officer of CPI Aerostructures, Inc., a defense contractor. From 2002 to 2003, Mr. D'Agostino served as the Vice President of Finance and Chief Financial Officer of American Patriot Apparel Corporation, a start-up not-for-profit organization. From 2000 to 2002, he served as Senior Vice President of Finance and Chief Financial Officer of Softheon, Inc., a software start-up company.

Glenn Gopman, 51, a Certified Public Accountant, has served as an Independent Director of the Company since October 1995, and has served as Chairman and/or as a member of various committees during that time. As of April 2007, he became Chairman of the Compensation and Independent Committees, and a member of the Audit Committee. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Prior to that, Mr. Gopman was a principal shareholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman is also an officer and director of two non-profit organizations: The Hebrew Free Loan Association of South Florida, Inc. and the International Association of Hebrew Free Loans. Mr. Gopman presently serves as Miami-Dade County School Board appointee to the Citizen's Oversight Committee on School Facilities Planning.

Robert Mitzman, 52, has served as an Independent Director of the Company since February 2007, and, as of April 2007, became a member of the Audit, Compensation, Independent and Nominating Committees. Since 1981, he has served as Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman was previously a member of Young Presidents Organization and currently serves on the Board of directors of ‘Orbit International Corp’ and ‘Esquire Bank Corp”.

David Stone, 57, has served as an Independent Director of the Company since October 2002, and has served as Chairman and as a member of various committees during that time. As of 2007, he became a member of the Compensation and Nominating Committees. Mr. Stone has been in the telecommunications business since 1990 when he founded American Cellular Communications, Inc., which was subsequently sold to Cellstar, Inc., a division of Motorola, in 1997. In 1998, Mr. Stone founded America Internet Communications, L.L.C. ("AC"), a company involved in long distance communications via the internet. During 2000, AC entered into a partnership with the Stanford Bank of Texas to further develop this technology. In 2005, Mr. Stone founded Superior Communications, LLC, a company dedicated to providing internet service (VOIP) for major Latin American telephone companies, such as Telefonica Spain, and Cantv Venezuela, between Latin America and the United States.

Messrs. Katz, D’Agostino and Mitzman were appointed to the Board of Directors on February 6, 2007, in accordance with the terms of a settlement agreement reached by the parties to resolve a Consent Solicitation filed with the SEC by Mr. Glenn Nussdorf, a holder of approximately 12% of the shares of the Company (See Consent Solicitation on Page 20).

There are no family relationships between any of our executive officers or directors.

Audit Committee

Pursuant to its written charter, the Audit Committee recommends the appointment of the Company's independent registered public accountants to audit the Company's financial statements, as well as reviews the scope, purpose and type of audit services to be performed by the independent registered public accountants, and the findings and recommendations of the accountants. In July 2007, the Board of Directors approved an Audit Committee charter that complies with SEC and Nasdaq regulations. Through fiscal 2007, the Audit Committee was composed of Messrs. Gopman and Stone, and Ms. Egozi Choukroun, each of whom is independent, as defined in the rules of the Nasdaq Stock Market.

The Audit Committee held four meetings in fiscal 2007. Mr. Gopman, a Certified Public Accountant and an independent director as defined in the rules of the Nasdaq Stock Market, served as Chairman of the Audit Committee during fiscal 2007. The Board of Directors has determined that Mr. Gopman is an audit committee financial expert as defined in the regulations of the SEC.

For fiscal 2008, the Audit Committee will be composed of Mr. D'Agostino as Chairman, and Messrs Mitzman, Gopman, and Ms. Egozi Choukroun as members, each of whom is independent, as defined in the rules of the Nasdaq Stock Market. These members approved the financial statements to be included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Board of Directors has determined that Mr. D'Agostino, a Certified Public Accountant, is an audit committee financial expert, as defined in the regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of (1) Forms 3 and 4 and amendments to each form furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended March 31, 2007, (2) any Forms 5 and amendments to the forms furnished to us with respect to our fiscal year ended March 31, 2007, and (3) any written representations referred to us in subparagraph (b)(1) of Item 405 of Regulation S-K under the Securities Exchange Act of 1934, as amended, no person who at any time during the fiscal year ended March 31, 2007 was a director, officer or, to our knowledge, a beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2007, except for Mr. Katz, who filed a Form 3 on July 6, 2007, Mr. D'Agostino, who filed a Form 3 on July 17, 2007 and Mr. Mitzman, who filed a Form 3 on July 30, 2007 and a Form 4 on July 30, 2007 to report 2 transactions.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to officers, directors and employees of the Company. In addition, our Chief Executive Officer and Chief Financial Officer are each bound by the provisions of our Code of Ethics for Executive and Financial Officers. A current copy of our Code of Business Conduct and Ethics and our Code of Ethics for Executive and Financial Officers is available to view at our website at www.parlux.com and a copy may be obtained by written request to our Corporate Secretary at Parlux Fragrances, Inc. 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

Item 11.

EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer and our principal financial officer during fiscal 2007. These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers.” As noted below, Mr. Lekach resigned as our Chairman and Chief Executive Officer (“CEO”) on February 6, 2007. Mr. Katz was appointed a director and Interim Chief Executive Officer of the Company on February 6, 2007, and subsequently, was appointed Chairman of the Board and Chief Executive Officer of the Company on May 14, 2007.

Our executive compensation programs are determined and proposed by our Compensation Committee and are approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our CEO in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview.

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

•

the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•

the program adequately rewards performance which is tied to creating stockholder value.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and stock option grants are the elements of our executive compensation program that are designed to reward performance and thus the creation of stockholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives. In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry. The Compensation Committee believes that our current executive compensation program is appropriate based on the evaluation of the compensation paid by companies in our industry.

Current Executive Compensation Program Elements.

Base Salaries

Salaries for our executive officers are reviewed by the Compensation Committee on an annual basis. During fiscal 2007, the cash salaries paid to Messrs. Katz, Lekach and Buttacavoli were $62,116, $400,481, $325,000, respectively. During fiscal 2006, the cash salaries paid to Messrs. Lekach and Buttacavoli were $400,000 and $285,000, respectively.

In addition to Mr. Lekach's cash salary of $400,481 for fiscal 2007, Mr. Lekach received $1.2 million as severance pay, warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.1654 and an additional $1.2 million for his consulting services and non-competition covenants. (See Consent Solicitation Page 20.)

Annual Incentive Bonuses

The Compensation Committee may elect to award incentive bonuses as part of total compensation to executive officers who have rendered services during the year that exceed those normally required or anticipated or who have achieved specific targeted objectives with regard to sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time. These bonuses are intended to reflect the Compensation Committee's determination to reward any executive who, through extraordinary effort, has substantially benefited the Company and its stockholders during the year. During fiscal 2007, Mr. Buttacavoli received an incentive bonus of $16,250.

Stock Option Grants

Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value. Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares. The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

•

the executive’s position with us and total compensation package;

•

the executive’s performance of his or her individual responsibilities; and

•

the executive’s contribution to the success of our financial performance.

Compensation Deductible under Section 162(m) of the Internal Revenue Code

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which amended the Internal Revenue Code of 1986, as amended, by adding Section 162(m) which eliminates the deductibility of most cash and non-cash compensation over $1 million paid to certain "covered employees" (which generally is defined as a corporation's chief executive officer and the four other highest compensated employees). Contributions to qualified plans, items excluded from the employee's gross income, compensation paid pursuant to a binding agreement entered into on or before February 17, 1993, commission-based compensation, and certain "performance-based" compensation are types of remuneration that are not affected by the deduction limitation.

Compensation Committee Report

The following statement made by the Compensation Committee shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under either of these acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Based on the review and discussions referred to in the paragraph immediately above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE
Glenn Gopman, Chairman
Anthony D'Agostino
Robert Mitzman
David Stone

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company. During the year ended March 31, 2007, none of our executive officers served on the Compensation Committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

SUMMARY COMPENSATION TABLE – FISCAL 2007

The following table sets forth compensation information regarding our Named Executive Officers, during the year ended March 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Neil J. Katz (Current Chairman and Chief Executive Officer)(1)	2007	62,116	—	—	—	—	—	—	62,116

Ilia Lekach (Former Chairman and Chief Executive Officer)(2)	2007	2,800,481	—	—	2,745,000	—	—	—	5,545,481

Frank A. Buttacavoli (Executive Vice President and Chief Operating Officer)(3)	2007	325,000	16,250	—	—	—	—	—	341,250

———————

(1)

Appointed a director and Interim Chief Executive Officer of the Company on February 6, 2007, and subsequently appointed Chairman of the Board and Chief Executive Officer of the Company on May 14, 2007.

(2)

Resigned as Chief Executive Officer and Chairman of the Company on February 6, 2007. Pursuant to a settlement agreement with the Company, received (i) $1.2 million as severance pay, (ii) $1.2 million for his consulting services and non-competition covenants and (iii) warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.1654 (see (4) below).

(3)

Resigned as Chief Financial Officer of the Company on May 15, 2007. Raymond J. Balsys was appointed Chief Financial Officer of the Company on May 15, 2007.

(4)

Amount listed represents the dollar amount we recognized for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, “Share Based Payment”. Assumptions made for the purpose of computing this amount are discussed in this Annual Report on Form 10-K for the year ended March 31, 2007 in Note 10 to the Consolidated Financial Statements.

(5)

"All Other Compensation," which includes matching contributions made by us under our 401-K Plan and term life insurance and long-term disability insurance premiums paid by us, did not exceed $10,000 for any named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at March 31, 2007.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

Neil J. Katz (Current Chairman and Chief Executive Officer)	—	—	—	—		—	—	—	—

Ilia Lekach (Former Chairman and Chief Executive Officer) (1)	300,000	—	—	$1.219	3/31/2010	—	—	—	—
	1,000,000			$1.220	3/31/2011
	300,000			$0.930	3/31/2012
	500,000			$1.165	3/31/2011
Frank A. Buttacavoli (Executive Vice President and Chief Operating Officer) (2)	120,000	—	—	$1.219	3/31/2010	—	—	—	—
	200,000			$1.220	3/31/2011
	400,000			$0.930	3/31/2012

———————

(1)

Mr. Lekach had 2,100,000 stock options outstanding as of March 31, 2007. All stock options are fully vested.

(2)

Mr. Buttacavoli had 720,000 stock options outstanding as of March 31, 2007. All stock options are fully vested.

OPTION EXERCISES AND STOCK VESTED – FISCAL 2007

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended March 31, 2007.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Neil J. Katz	—	—	—	—

Ilia Lekach	700,000	$3,696,000(1)	—	—

Frank A. Buttacavoli	—	—	—	—

———————

(1)

Based on the difference between the closing market price on the date of exercise, which was $6.60 per share, and the exercise price of $0.93 per share, and does not take into account any taxes that may be payable in connection with the transaction.

EMPLOYMENT AGREEMENTS

Neil J. Katz

On July 26, 2007, we entered into an employment agreement with Mr. Katz, which provides for an annual base salary of $500,000 for the first 12 months, $550,000 for months 13 through 24 and $600,000 for months 25 through 36. Mr. Katz will be eligible to receive a bonus of up to 50% of his annual base salary on the Company's achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee. In addition, Mr. Katz was granted an option to purchase 180,000 shares of common stock of the Company under the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the "Stock Incentive Plan,") subject to shareholder approval of the Stock Incentive Plan.

Ilia Lekach

On February 6, 2007, in accordance with the terms of a settlement agreement relating to a Consent Solicitation filed with the SEC by Mr. Glenn Nussdorf, a holder of approximately 12% of the shares of the Company, Mr. Lekach resigned as Chairman and CEO of the Company and received $1.2 million as severance pay and an additional $1.2 million for his consulting services and non-competition covenants. In addition, Mr. Lekach received warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.1654. Mr. Lekach will receive no other compensation under his employment agreement. (See Consent Solicitation on Page 20)

On June 1, 2005, consistent with prior practice, we entered into an employment agreement with Mr. Ilia Lekach, which provided for an annual base salary of $400,000 for the period of June 1, 2005 through March 31, 2006 and for annual base salaries of $475,000, $525,000 and $600,000 for the periods commencing on April 1, 2006, 2007 and 2008 and ending on March 31, 2007, 2008 and 2009, respectively. Additionally, the Compensation Committee and the Board of Directors have in place an additional executive incentive program, which provided for annual bonuses of up to 50% of base salary based on achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee. There were no warrants awarded with this agreement. In the event of a change in control, the agreement provided for the remaining monies due under the agreement and all unexercised warrants under previous agreements, to be doubled.

Frank A. Buttacavoli

On June 1, 2005, consistent with prior practice, we entered into an employment agreement with Mr. Buttacavoli, which provides for an annual base salary of $285,000 for the period of June 1, 2005 through March 31, 2006, and for an annual base salary of $325,000, $350,000 and $400,000 for the periods commencing April 1, 2006, 2007 and 2008, and ending on March 31, 2007, 2008 and 2009, respectively. Additionally, the Compensation Committee and the Board of Directors has in place an additional executive incentive program, which provided for annual bonuses of up to 50% of base salary based on achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee. Goals are established annually by the Compensation Committee. In fiscal 2007, the Compensation Committee set goals relating to sales levels, pre-tax income and year end accounts receivable and inventory levels. The performance bonus for fiscal 2007 amounted to $16,250, based on achievement of the accounts receivable goal. There were no warrants awarded with this agreement. In the event of a change in control, the agreement provides for the remaining monies due under the agreement and all unexercised warrants under previous agreements, to be doubled.

Potential Payments Upon Termination or Change in Control

Neil J. Katz

Upon termination of Mr. Katz's employment agreement for any reason other than resignation of Mr. Katz without "Good Reason," as defined below, or termination by the Company for "Cause," as defined below, the following will apply, with some exceptions:

(i)

Termination Payment. Mr. Katz, or his estate and heirs following his death, shall be entitled (A) to continue to receive his annual base salary in effect at the time of such termination for a period of 12 months following the date of such termination, (B) to be paid when otherwise payable as if employment was not terminated, any bonus earned by Mr. Katz through the date of termination pursuant to the terms of the bonus plan prorated to the date of termination, and (C) to have any unvested portion of his option fully vest as of the date of such termination.

(ii)

Termination Benefits. The Company shall continue to provide Mr. Katz with the executive benefits and perquisites available to executive officers of the Company, including any group health, dental, disability, or other form of executive benefit plan or program of the Company existing from time to time on the same terms and conditions as is available to all other executives for a period of 12 months following the date of termination.

(iii)

Condition to Severance. In the event Mr. Katz breaches any of the covenants contained in his employment agreement, then (A) the Company shall have no further obligation to make termination payments to Mr. Katz or to continue to provide the termination benefits described above, and (B) any unexercised option shall be forfeited and be cancelled.

Upon termination of Mr. Katz's employment agreement by his resignation without "Good Reason," as defined below, or by the Company for "Cause," as defined below. Mr. Katz would not be eligible to receive any further compensation under his employment agreement other than what would be due through the effective date of Mr. Katz's resignation or termination.

For purposes of Mr. Katz's employment agreement "Good Reason" has the following meaning: a termination by the executive following a "Good Reason Event" provided (i) the executive provides notice to the Company of such Good Reason Event within 90 days of the initial existence of such Good Reason Event; (ii) the notice provides the Company with 30 days during which it may remedy the Good Reason Event; and (iii) the Company fails to remedy the Good Reason Event within such 30 day period. A "Good Reason Event" shall be deemed to occur upon (i) a material diminution in the executive’s authority, duties, or responsibilities or (ii) any action or inaction of the Company which constitutes a material breach of his employment agreement. Also, for purposes of Mr. Katz's employment agreement, "Cause" for the termination of the executive’s employment shall be deemed to exist if, in the good faith judgment of the Company’s Board of Directors: (i) the employee commits fraud, theft or embezzlement; (ii) the employee commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) the employee breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) the employee breaches any of the material terms of his employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) the employee engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) the executive’s unreasonable failure or refusal to diligently perform the duties and responsibilities required to be performed by the executive under the terms of his employment agreement.

The following table describes the estimated compensation upon termination of Mr. Katz's employment agreement, assuming Mr. Katz's employment agreement was in effect during fiscal 2007, for any reason other than resignation of Mr. Katz without "Good Reason," as defined above, or termination by the Company for "Cause." The estimated compensation assumes the triggering event occurred on March 31, 2007 (the last business day of fiscal 2007). Benefits generally available to all employees are not included in the table.

Named Executive Officer	Base Salary	Bonus	Options Immediately Vested
Neil J. Katz	$500,000(1)	$250,000(2)	180,000

———————

(1)

This amount will be paid when otherwise payable as if employment had not been terminated on March 31, 2007.

(2)

This amount assumes Mr. Katz earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

Frank A. Buttacavoli

Upon termination of Mr. Buttacavoli's employment agreement, the following will apply:

(i)

Upon Mr. Buttacavoli's death, the Company shall pay to the person designated by Mr. Buttacavoli in a notice filed with the Company or, if no person is designated, to his estate as a lump sum death benefit, his full base salary for a period of six months after the date of his death in addition to any payments the executive's spouse, beneficiaries or estate may be entitled to receive pursuant to any pension, stock option or executive benefit plan or life insurance policy or similar plan or policy then maintained by the Company. The Company shall have no further obligation under the employment agreement.

(ii)

If during any period that Mr. Buttacavoli fails to perform his duties under his employment agreement as a result of incapacity due to physical or mental illness, Mr. Buttacavoli shall continue to receive his full base salary until the his employment is terminated for disability, or until the executive terminates his employment, whichever comes first. After termination, Mr. Buttacavoli shall receive in equal monthly installments 100% of his base salary at the rate in effect at the time notice of termination is delivered for one year, plus any disability payments otherwise payable by or pursuant to plans provided by the Company.

(iii)

If Mr. Buttacavoli's employment is terminated for "Cause," as defined below, the Company shall pay Mr. Buttacavoli his full base salary through the date of termination at the rate in effect at the time notice of termination is delivered and the Company shall have no further obligation to Mr. Buttacavoli under his employment agreement.

(iv)

If (A) in breach of this Agreement, the Company shall terminate the Executive's employment other than disability or for "Cause" or (B) the Executive shall terminate his employment for "Good Reason," as defined below, then

(a)

The Company shall pay Mr. Buttacavoli his full base salary through the date of termination at the rate then in effect at the time notice of termination is given;

(b)

In lieu of any further salary payments to Mr. Buttacavoli for periods subsequent to the date of termination and in consideration of the rights of the Company under the employment agreement, the Company shall pay severance pay to Mr. Buttacavoli on the fifth day following the date of termination, in a lump sum amount equal to the entire salary due until the end of the term of the employment agreement based on an annual base salary at the highest rate in effect during the twelve (12) months immediately preceding the date of termination.

(c)

In the event of a "Change in Control," as defined below, of the Company, shall pay in a lump sum payment (or in monthly installments at the option of the executive) the greater of twice the amount of severance pay required in (b), or three times the annual base salary at the highest rate in effect during the twelve (12) months immediately preceding the date of the termination.

(d)

In the event of a "Change in Control," as defined below, of the Company, the total number of outstanding unexercised options (warrants) granted to the executive under his employment agreement or any previous employment or other agreements, shall be doubled in quantity while retaining the original exercise price.

(v)

Unless Mr. Buttacavoli is terminated for "Cause," as defined below, the Company shall maintain in full force and effect, for the continued benefit of the executive for the greater of the remaining term of the employment agreement or 18 months after termination of the employment agreement, all executive health and hospitalization plans and programs in which the executive was entitled to participate in immediately prior to the date of termination, provided that the executive's continued participation is possible under the general terms and provisions of the plans and programs. If the executive's participation in any plan or program is barred, the Company shall arrange to provide the executive with benefits substantially similar to those which the executive would otherwise have been entitled to receive under the plan and program from which his continued participation is barred.

(vi)

In the event of a termination of this Agreement by Mr. Buttacavoli for "Good Reason" as a result of a "change in control," as defined below, the amount to be utilized in (iv) (b) above shall be changed to the average compensation of the executive during his employment agreement for the taxable years prior to such termination (all as determined to compute the base amount for purposes of Section 280G of the Internal Revenue Code of 1984, as amended ).

For purposes of Mr. Buttacavoli's employment agreement, "Good Reason" means the Company has (through its Board or otherwise) (A) limited the powers of the executive in any manner not contemplated by the employment agreement, (B) failed to comply with the place of performance and compensation and related matters section of the employment agreement, (C) failed to cause any successor as contemplated in the employment agreement to assume the employment agreement, or (D) a change in control. For purposes of Mr. Buttacavoli's employment agreement, a "Change in Control" means the occurrence of one or more of the following events (whether or not approved by the Board): (i) an event or series of events by which any person or other entity or group of persons or other entities acting in concert as determined in accordance with Section 13 (d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not applicable, together with its or their affiliates or associates shall, as a result of a tender offer or exchange offer, open market purchases, privately negotiated purchases, merger or otherwise (including pursuant to receipt of revocable proxies) (A) be or become directly or indirectly the beneficial owner (within the meaning of Rule 13d-3 and Rule 13d-5 under the Exchange Act, whether or not applicable, except that a person shall be deemed to have beneficial ownership of all securities that such person has the right to acquire whether such right is exercisable immediately or only after the passage of time) of more than 30% of the combined voting power of the then outstanding common stock of the Company or (B) otherwise have the ability to elect, directly or indirectly, a majority of the members of the Board. For purposes of Mr. Buttacavoli's employment agreement, the Company shall have "Cause" to terminate the executive's employment upon (A) the willful and continued failure by the executive to substantially perform his duties under the employment agreement (other than any failure resulting from the executive's incapacity due to physical or mental illness) for thirty (30) days after written demand for substantial performance is delivered by the Company specifically identifying the manner in which the Company believes the executive has not substantially performed his duties, or (B) the willful engaging by the executive in misconduct (including embezzlement and criminal fraud) which is materially injurious to the Company, or (C) the willful violation by the executive of the non-compete and unauthorized disclosure provisions of the employment agreement, provided that the violation results in material injury to the Company, or (D) the conviction of the executive of a felony.

The following table describes the compensation upon termination of Mr. Buttacavoli's employment agreement upon (i) death, (ii) disability, (iii) termination by the Company for "Cause," (iv) termination by the Company other than for disability or "Cause" or termination by Mr. Buttacavoli for "Good Reason," (v) termination by the Company as a result of a "Change in Control" and (vi) termination by Mr. Buttacavoli for "Good Reason" as a result of a "Change in Control." The estimated compensation assumes the triggering event occurred on March 31, 2007 (the last business day of fiscal 2007). Benefits generally available to all employees are not included in the table.

Triggering Event	Base Salary	Bonus	Options/Warrants
Death	$ 175,000	—	—
Disability	$ 325,000	—	—
Termination by the Company for "Cause"	—	—	—
Termination by the Company other than for disability or "Cause" or termination by Mr. Buttacavoli for "Good Reason"	$ 650,000	—	—
Termination by the Company as a result of a "Change in Control"	$1,300,000	—	$3,354,400(1)
Termination for by Mr. Buttacavoli for "Good Reason" as a result of a "Change in Control"	$ 610,000	—	$3,354,400(1)

———————

(1)

720,000 warrants based on a March 31, 2007 closing price of $5.58 and an average exercise price of $1.06.

DIRECTOR COMPENSATION – FISCAL 2007

As of April 1, 2004 the annual base rate for director compensation was increased from $12,000 to $18,000 for each non-employee director, and annual option grants were eliminated. Non-employee directors serving on the Audit Committee received an additional $6,000 annually, with the Chairman receiving an additional $10,000; non-employee directors serving on the Compensation Committee received an additional $2,000 annually, with the Chairman receiving an additional $3,000; and non-employee directors serving on the Nominating Committee receive an additional $2,000 annually, with the Chairman receiving an additional $3,000. Non-employee directors serving on the Special Committee of Independent Directors were only compensated when the Committee was called into session, and compensation was agreed by the Board of Directors on a case-by-case basis. During the year ended March 31, 2007, cash remuneration paid for services rendered by the Special Committee members totaled $170,000.

As of April 1, 2007, the annual base rate for director compensation for fiscal 2008 was increased from $18,000 to $42,000 for each non-employee director and each director was awarded 15,000 subject to shareholder approval of the Stock Incentive Plan. Non-employee directors serving on the Audit Committee receive an additional $8,000 in cash annually, with the Chairman receiving an additional $18,000 in cash. Non-employee directors serving on the Compensation, Nominating, and Independent receive an additional $3,000 annually in cash for each Committee served on, with the Chairman of each of these committees receiving an additional $6,000 in cash annually.

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for the year ended March 31 ,2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony D'Agostino	$ 8,250	—	—	—	—	—

Robert Mitzman	$ 8,250	—	—	—	—	—

Glenn Gopman	$104,500	—	—	—	—	—

Esther Egozi Choukroun	$ 81,000	—	—	—	—	—

David Stone	$ 61,000	—	—	—	—	—

Jaya Kader Zebede(2)	$ 38,500	—	—	—	—	—

Isaac Lekach(3)	$ —	—	—	—	—	—

———————

(1)

As of March 31, 2007, each of our current directors and former directors owned the following number of options: Anthony D'Agostino – 0; Robert Mitzman – 0; Glenn Gopman – 54,000; David Stone – 0; Jaya Kader Zebede – 0; Isaac Lekach – 0.

(2)

Ms. Zebede resigned as a director of the Company on February 6, 2007.

(3)

Mr. Isaac Lekach resigned as a director of the Company on November 16, 2006.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of the latest practicable date certain information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company, (ii) each of our Named Executive Officers, (iii) all current directors and executive officers of the Company as a group and (iv) based on information available to the Company and a review of statements filed with the SEC pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owns (directly or together with affiliates) more than 5% of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

	Common Stock Beneficially Owned (1)	Percentage Ownership (1)
Directors and Executive Officers:
Neil J. Katz (2)	0	*
Ilia Lekach ** (3)	1,540,000	7.6%
Frank A. Buttacavoli (4)	870,000	4.4%
Raymond J. Balsys (5)	0	*
Glenn Gopman (6)	94,000	*
Esther Egozi Choukroun (7)	0	*
David Stone (8)	0	*
Robert Mitzman (9)	0	*
Anthony D'Agostino (10)	0	*
Jaya Kader Zebede (11)	20,000	*
Isaac Lekach (12)	0	*
All Directors and Officers as a Group (6 Persons) (13)	964,000	4.9%
Other Principal Stockholders, based on the most recent filings available to the Company:
Glenn Nussdorf (14)	2,212,629	11.7%
LaGrange Capital Administration, LLC (15)	1,779,782	9.4%
Lotsoff Capital Management (16)	1,131,439	6.0%
River Road Asset Management, LLC (17)	1,027,520	5.4%
Whitebox Advisors, LLC (18)	980,394	5.2%
Dimensional Fund Advisors, Inc. (19)	937,613	5.0%

———————

*

Under one percent (1%).

**

Includes immediately exercisable warrants to purchase 1,290,000 shares of common stock.

(1)

Calculated pursuant to Rule 13d-3 of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of July 27, 2007, the Company had 18,879,912 shares of Common Stock outstanding.

(2)

The address of Mr. Katz is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(3)

Mr. Lekach resigned as Chief Executive Officer and Chairman of the Company on February 6, 2007. The address of Mr. Lekach is 20855 N.E. 16th Avenue, #C16, N. Miami Beach, Florida 33179.

(4)

Mr. Buttacavoli resigned as a director of the Company on February 6, 2007 and as Chief Financial Officer of the Company on May 15, 2007. Includes (a) immediately exercisable warrants to purchase 120,000 shares of Common Stock under his employment agreement, dated as of November 1, 1999, (b) immediately exercisable warrants to purchase 200,000 shares of Common Stock granted on June 8, 2001, and, (c) immediately exercisable warrants to purchase 400,000 shares of Common Stock under his employment agreement, dated May 1, 2002. The address of Mr. Buttacavoli is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(5)

Mr. Balsys was appointed Chief Financial Officer of the Company on May 15, 2007. The address of Mr. Balsys is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(6)

Includes immediately exercisable warrants to purchase 54,000 shares of Common Stock. The address of Mr. Gopman is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(7)

The address of Ms. Egozi Choukroun is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(8)

The address of Mr. Stone is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(9)

The address of Mr. Mitzman is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(10)

The address of Mr. D'Agostino is 3725 S.W. 30th Avenue, Fort Lauderdale, Florida 33312.

(11)

The address of Ms. Zebede is 9424 West Broadway Drive, Bay Harbour, Florida 33154. Ms. Zebede resigned as a director of the Company on February 6, 2007.

(12)

The address of Mr. Isaac Lekach is 1426 n. Laurel Avenue, West Hollywood, CA 90046. Mr. Isaac Lekach resigned as a director of the Company on November 16, 2006.

(13)

Includes our current executive officers and directors.

(14)

The address of Mr. Nussdorf is 2060 Ninth Avenue, Ronkonkona, NY 11719.

(15)

The address is 1270 Avenue of the Americas, Suite 2200, New York, New York 10020.

(16)

The address is 20 North Clark Street, 34th Floor, Chicago, IL 60602.

(17)

The address is The Meidinger Tower, 462 S. Fourth Street, Ste. 1600, Louisville, KY 40202.

(18)

The address is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416.

(19)

The address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related parties, including, but not limited to, members of the Board of Directors, are closely monitored by management and are reviewed and approved by our Audit Committee and Board of Directors. In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors.

We had net sales of $11,719,794 during the fiscal year ended March 31, 2007 to Perfumania, a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV"), a company in which Ilia Lekach, our former Chairman and Chief Executive Officer, had an ownership interest and held identical management positions until February 2004. These amounts exclude sales of Perry Ellis brand products in the amount of $5,512,799. Sales of Perry Ellis brand products are reported as part of discontinued operations in the accompanying consolidated statements of operations. Perfumania is one of our largest customers, and transactions with them are closely monitored by management and unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 260 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania's purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania's store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are stated as net ninety days, for over ten years the Board of Directors has granted longer payment terms taking into consideration the factors discussed above. The Board of Directors evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with the Board limit. Net trade accounts receivable owed by Perfumania to us totaled $6,101,456 at March 31, 2007. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.

We owned 378,101 shares of ECMV common stock, which was an available-for-sale security and is reflected as an "investment in affiliate" in the accompanying March 31, 2006 consolidated balance sheet. As of March 31, 2006, the fair market value of the investment was $6,900,343 or $18.25 per share, based on the quoted market price of the shares at that date. Our adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, we sold all of the shares in the open market for $3,423,147. Accordingly, we have recorded a gain on sale of $1,774,624 in the accompanying statements of operations for the year ended March 31, 2007. In addition, as a result of the sale, we reversed $4,342,338 of previously recorded unrealized gains on the investment net of taxes, which had been recorded as a component of stockholders' equity as of March 31, 2006.

ECMV's majority shareholders acquired an approximate 12.2% ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

In addition to our sales to Perfumania, we had net sales of $55,145,313 during the year ended March 31, 2007, ($40,117,771 from continuing operations), to fragrance distributors owned/operated by individuals related to Mr. Ilia Lekach, our former Chairman/CEO, who resigned on February 6, 2007. These sales are included as related party sales in the accompanying statements of income. As of March 31, 2007, trade receivables from related parties include $7,931,006, from these customers, which were current in accordance with their sixty or ninety day terms. We also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $2,117,000 during the year ended March 31, 2007.

During the year ended March 31, 2007, we purchased $1,547,226 in television advertising on the "Adrenalina Show", which is broadcast in various U.S. markets and in Latin American countries. Our former Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the year ended March 31, 2007, the Company also purchased $64,100 of advertising space in these magazines.

Nussdorf Solicitation

On February 6, 2007, we entered into a Settlement Agreement with Mr. Glenn H. Nussdorf, a major shareholder, and Mr. Ilia Lekach, a major shareholder and our former Chairman and CEO at the time.

On August 31, 2006, Mr. Glenn H. Nussdorf ("Nussdorf") sent a letter to our Board of Directors requesting that it approve purchases of the Company's Common Stock by Nussdorf and his brother in excess of fifteen percent (15%) in the aggregate of the Company's outstanding shares of Common Stock for purposes of Section 203 of the Delaware General Corporation Law. On September 5, 2006, the Board granted such approval. The Board believed that open market purchases of Company shares by any shareholder benefited all Company stockholders and had also anticipated that an acquisition proposal at a premium might be forthcoming from Nussdorf.

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

On January 4, 2007, the Board determined to go forward with its own solicitation in opposition to Nussdorf, and on January 8, 2007, the Board held a meeting to set the record date of January 17, 2007 in connection with Nussdorf's proposed consent solicitation.

On January 19, 2007, Nussdorf filed the definitive consent solicitation statement on Schedule 14A with the SEC, and on January 23, 2007, we filed suit in the United States District Court for the Southern District of New York against Quality King Distributors, Inc., Model Reorg, Inc. (other entities affiliated with the Nussdorfs), Nussdorf and his proposed slate of new directors.

On February 6, 2007, pursuant to a settlement agreement between Nussdorf, Ilia Lekach and the Company, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement called for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli then agreed to resign as a director to allow for such equal representation, but continues to serve as Parlux's Executive Vice President and Chief Operating Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The Parlux Board now consists of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

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

At the request of Mr. Lekach and the Parlux Board, Mr. Nussdorf and his affiliates agreed, subject to certain exceptions, that for a period of two years he will not make any proposal to acquire Parlux, unless such proposal is to acquire all shares, at a value of not less than $11 per share. Mr. Nussdorf also agreed not to engage in any proxy or consent solicitations prior to the earlier of 60 days before the 2008 annual meeting of stockholders or eighteen months from the date of the settlement agreement. Mr. Lekach agreed, for a period of four years, not to engage or in any way participate in any proxy or consent solicitation, or acquisition proposal, without the approval of a majority of our Board of Directors. Parlux agreed to reimburse Mr. Nussdorf for $1 million of his expenses incurred in connection with the consent solicitation and the litigation.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Deloitte & Touche LLP ("D&T") has served as the Company's independent certified public accounting firm since fiscal 2001.

The aggregate fees billed by D&T for fiscal years 2007 and 2006 are as follows:

	Fiscal Year Ended March 31,
	2007	2006
Audit Fees (a)	$995,206	$924,250
Audit-Related Fees (b)	—	16,840
Tax Fees (c)	59,950	49,600
All Other Fees (d)	261,410	—

———————

(a)

"Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports. Fiscal year 2006 Audit Fees include $34,235 of fees related to reviews of our Registration Statement on Form S-3 as well as our responses to comment letters received from the SEC in connection with the SEC's review of such filing.

(b)

"Audit-Related Fees" consist of fees billed for the audit of our employee benefit plan.

(c)

"Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax service.

(d)

“All Other Fees” consist of fees billed for professional services rendered in connection with D&T’s review of the results of the Special Independent Committee investigation regarding allegations made in the Second Class Action, which has since been dismissed.

The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining D&T's independence. The Audit Committee pre-approves the engagement of D&T for all significant professional services. The Audit Committee has delegated the pre-approval authority to the Chairman of the Audit Committee, who evaluates and approves the particular engagement prior to the commencement of services. All fees were approved by the Audit Committee.

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dated: July 30, 2007

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 30, 2007
Raymond J. Balsys

/s/ GLENN GOPMAN	Director	July 30, 2007
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	July 30, 2007
Esther Egozi Choukroun

/s/ ANTHONY D'AGOSTINO	Director	July 30, 2007
Anthony D'Agostino

/s/ DAVID STONE	Director	July 30, 2007
David Stone

/s/ ROBERT MITZMAN	Director	July 30, 2007
Robert Mitzman