Form 10-Q
period 2007-06-30
PARLUX FRAGRANCES INC
filed 2007-08-14
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
[Common Stock, $0.01 par value per share]	18,879,912 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements.

See pages 14 to 28.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements within this Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K, as filed with the SEC on July 11, 2007. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. In connection with the Stock Split, we modified outstanding warrants. See Note 1 (B) to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the quarter ended June 30, 2006.

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

Nicole Miller Fragrance License

On August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the next twelve to eighteen months as well as immediately assuming the manufacturing and distribution of previously developed Nicole Miller fragrances.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2007 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the Form 10-K filing, discussed above, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”) Accounting for Income Tax Uncertainties, discussed below.

On April 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, we did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, we were not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and June 30, 2007, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measures (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our fiscal year ending March 31, 2009. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, fragrance companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or if the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows.

In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to affect our sales in the short term.

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

Results of Operations

As more fully discussed in Note P to the condensed consolidated financial statements, on December 6, 2006, we sold the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity is presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The discussion on results of operations that follow are based upon the results from continuing operations and exclude any discussion of discontinued operations, unless specifically noted.

We do business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. These sales are included as related party sales in the accompanying statements of operations. For the quarter ended September 30, 2006, we identified and classified additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are also included as related party sales for the quarter ended June30, 2007 and comparable period results, when applicable, have been restated. See Note O to the accompanying condensed consolidated financial statements for further discussion. Future sales to these parties may not occur at the same levels, which could have a material adverse effect on our operating results if we are not successful in replacing sales with new or existing customers.

During the current quarter, the former Chairman and CEO’s beneficial ownership interest in the Company has declined to approximately 7.6%. Accordingly, we will continue to evaluate the requirements under SFAS No. 57, “Related Party Disclosures” as to whether transactions with such parties in future periods require related party classification.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the quarters ended June 30, 2007 and 2006 include approximately $1,322,000 and $949,000, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the three-month period ended June 30, 2007 with the three-month period ended June 30, 2006.

Net Sales

During the three months ended June 30, 2007, net sales from continuing operations increased 11% to $31,380,468 as compared to $28,248,179 for the same period for the prior year. The increase is mainly attributable to an increase of $11,377,451 in Paris Hilton brand fragrances as a result of the launch of Paris Hilton Heiress and Heir fragrances, which launched domestically in the fall of 2006 and internationally shortly thereafter, along with the continuation of the worldwide launch of Paris Hilton fragrances for women and men. This was partially offset by a decrease in sales of GUESS? fragrances in the amount of $8,246,501, primarily to our international distributors, due to restrictions placed upon us by GUESS?, Inc. (“GUESS?”). These restrictions are more fully discussed in Note J to these condensed consolidated financial statements.

Net sales to unrelated customers, which represents 40% of our total net sales for the three months ended June 30, 2007, decreased 38% to $12,568,507 compared to $20,183,483 for the same period in the prior year, mainly as a result of the GUESS? brand sales discussed above. Net sales to the U.S. department store sector increased 7% to $5,924,115 for the three months ended June 30, 2007 as compared to $5,510,975 for the same period in the prior year, while net sales to unrelated international distributors decreased 55% to $6,644,392, from $14,670,271. The decrease in international net sales was a result of the restrictions placed upon us by GUESS?. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 133% to $18,811,961 for the three months ended ended June 30, 2007, compared to $8,064,696 for the same period in the prior year, mainly as a result of an increase of $12,197,332 in Paris Hilton fragrance brands partially offset by a decrease of $3,225,956 of GUESS? brand sales. We anticipate this trend will continue as sales to Perfumania increase as a result of increased access to their distribution channels. We also expect that sales to international customers will begin to increase in the upcoming quarters as GUESS? continues to review and approve our international distribution channels during the rest of the fiscal year ending March 31, 2008. However, the extent of the increases may be limited by our ability to find distributors that are acceptable to GUESS?.

Cost of Goods Sold

Our overall cost of goods sold decreased as a percentage of net sales to 49% for the three months ended June 30, 2007, compared to 55% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 47% and 51%, respectively, for the current year period, as compared to 54% and 56%, respectively, for the same period in the prior year. The current year period includes a lower percentage of sales to international distributors, which sales have a lower margin than sales of these products to U.S. department store customers, which generally reflect a higher margin. Cost of goods sold to related parties decreased to 51% compared to 56% for the comparable prior year period due to improved product mix.

Total Operating Expenses

Total operating expenses decreased by 52% compared to the same period in the prior year to $15,602,803, from $32,228,652, decreasing as a percentage of net sales to 50%, from 114%. Operating costs during the three months ended June 30, 2006 included a non-cash share-based compensation charge of $16,201,950 pertaining to previously issued warrants modified in connection with the Stock Split. Other individual components of our operating expenses are discussed below.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 24% to $7,000,320, compared to $9,214,483 in the comparable prior year period, decreasing as a percentage of net sales from 33% to 22%. The current year period reflects a targeted effort on the part of management to reduce expenses in the current year. In addition, there were no new product launches during the three months ended June 30, 2007, while the prior year comparative period amount includes promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? men’s fragrance mainly in U.S. department stores, respectively.

Selling and Distribution Costs

Selling and distribution costs decreased 9% to $2,578,050 compared to $2,829,290 in the comparable prior year period, decreasing, as a percentage of sales, from 10% to 8%. The decrease was mainly attributable to the centralization of all distribution activities to our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility.

Royalties

Royalties increased by 70% in the current period, to $2,712,341 from $1,595,594 in the corresponding prior year period, increasing as a percentage of net sales to 9% for the current year period from 6% in the prior year period. The increase is due to provisions for minimum royalties related to accessory products (primarily the sunglass and cosmetics licenses).

General and Administrative Expenses

General and administrative expenses decreased 85% compared to the prior year period, from $18,112,255 to $2,705,189, decreasing as a percentage of sales to 9% in the current period from 64% in the prior year. The decreased amount was attributable to the share-based compensation charge taken in the prior year, as discussed above, partially offset by increases in professional fees including legal and accounting fees in connection with our financial statement year-end audit, the review of compliance with the Sarbanes-Oxley Act of 2002 and additions to our accounting staff to focus our remediation efforts and mitigate the material weaknesses in our internal controls.

Depreciation and Amortization

Depreciation and amortization increased 27% in the current year period from $477,030 to $606,903 but remained constant as a percentage of sales at 2%. The increased expense reflects the depreciation and amortization of equipment and leasehold improvements related to our New Jersey facility, which were placed in service in September 2006.

Gain on Sale of Property Held for Sale

The prior year period included a gain from the sale of a warehouse facility in Sunrise, Florida. See Note M to the accompanying condensed consolidated financial statements for further discussion.

Operating Income (Loss)

As a result of the aforementioned factors, we generated income from continuing operations of $367,979 for the current period, compared to an operating loss from continuing operations of $18,900,855 for the comparable period in the prior year.

Net interest expense

Net interest expense was $446,669 in the current period as compared to net interest expense of $689,273 for the same period in the prior year, as we utilized less of our line of credit to finance increases in receivables and inventory to support sales growth.

Loss from Continuing Operations Before Income Taxes, Taxes, Discontinued Operations and Net Loss

Loss from continuing operations before income taxes for the current period was $80,022 compared to a loss of $19,575,797 in the same period of the prior year.

Our tax benefits reflect an estimated effective rate of 38% for the current year period and 12% for the comparable prior year period. The lower rate in the prior period resulted from a limitation on the estimated deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification. Such benefit was limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior period reflected management’s best estimate at that time based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. In February 2007, our former Chairman and CEO resigned. The estimated limitation on the deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification was reviewed and adjusted accordingly at the time we reported our results of operations for the year ended March 31, 2007.

As a result, we incurred a net loss from continuing operations of $49,613 for the current year period compared to a net loss of $17,235,701 in the comparable period of the prior year

Loss from discontinued operations (See Note P to the accompanying condensed consolidated financial statements for further discussion), net of the tax effect, was $48,015 in the current year period due to returns processed during this quarter, along with certain promotional costs that we committed to prior to the sale of Perry Ellis, compared to income of $3,114,745 in the same period of the prior year.

As a result, we incurred a net loss of $97,628 for the three months ended June 30, 2007 as compared to a net loss of $14,120,958 in the corresponding prior year period.

Liquidity and Capital Resources

Working capital increased to $80,596,003 as of June 30, 2007, compared to $79,459,920 at March 31, 2007, primarily as a result of an increase in the amount of trade receivables from related parties and a decrease in accounts payable offset by a smaller increase in our outstanding borrowings.

During the three months ended June 30, 2007, net cash used in operating activities was $2,368,991 compared to $19,074,483 during the comparable prior year period. The current year activity reflects an increase in trade receivables from related parties and a decrease in accounts payable, offset by a reduction of certain prepaid expenses. The prior year increase was mainly attributable to an increase in inventory to support the anticipated increased sales of the Paris Hilton and GUESS? brands and the decrease in accounts payable, accrued expenses and income taxes payable.

For the three months ended June 30, 2007, net cash used in investing activities was $1,743,483 as compared to net cash provided from investing activities of $18,739,197 in the prior comparable period. The current year balance reflects an increase in restricted cash, while the prior year amount includes proceeds from the sale of property held for sale and a decrease in the restricted cash balance.

During the three months ended June 30, 2007, net cash provided by financing activities was $4,109,321 compared to $333,672 in the prior year comparable period. The increase was attributable to the drawdown of $4,214,378 under our line of credit to partially finance the increase in trade receivables from related parties.

As of June 30, 2007 and 2006, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2007	2006
Trade accounts receivable:
Unrelated (1)	117	88
Related:
Perfumania	112	282
Other related	70	51
Total	103	95
Inventories	432	363

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $5,039,000 and $5,056,000 in 2007 and 2006, respectively.

The increase in the number of days from 2006 to 2007 for unrelated customers was mainly attributable to certain international distributors for whom a portion of their trade receivable balance exceeded 120 days. In addition, due to restrictions on sales of GUESS? products and delays in receiving GUESS? products, certain other international distributors also exceeded their payment terms. We anticipate collection of these past due balances over the next few months. The terms for international distributors range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. We anticipate the number of days for the unrelated customer group will range between 75 and 90 days during the balance of fiscal 2008.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) historically exceed those of our other customers, due mainly to our long-term relationship and their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). Management closely monitors our activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for each quarter. The number of days sales in trade receivables from other related parties continue to be less than their 60 or 90 day payment terms.

Due to the significant number of new product launches during fiscal year 2007, and the forecasted sales increases for these products, in particular, the GUESS? branded products, the number of days sales in inventory has increased. We anticipate that this trend will improve over the next year, as these launched products reach full distribution and GUESS? approves additional international distribution channels (See Note J to the accompanying condensed consolidated financial statements for further discussion). As of June 30, 2007, $16,678,000 of our inventory, including $15,131,000 related to GUESS? Brand products, has been classified as non-current. As of March 31, 2007, $17,392,000 of our inventory, including $16,150,000 related to GUESS? Brand products had been classified as non-current. However, if inventory levels remain relatively high they may warrant further attention and additional inventory write-downs may be necessary. We have revised our production and purchasing forecasts in order to improve our inventory management and believe that the carrying value of our inventory at June 30, 2007, based on current conditions, is stated at the lower of cost or market.

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

At June 30, 2007, based on the borrowing base at that date, the credit line amounted to $35,000,000, of which $20,989,696 was outstanding. Accordingly, we had $14,010,304 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of June 30, 2007, $2,877,115 ($1,273,896 as of March 31, 2007) was on deposit with our bank pending transfer.

Substantially all of our assets collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. As of March 31, 2007, we were not in compliance with the fixed charge covenant. We requested an amendment of our agreement from our lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008. The Loan Agreement, as amended, also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of June 30, 2007.

As of June 30, 2007, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K 303, nor do we have any material commitments for capital expenditures.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if needed.

Contractual Obligations

There were no material changes during the quarter ended June 30, 2007 in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2007, there have been no material changes to our exposures to market risks since March 31, 2007. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2007 for a complete discussion of our exposures to market risk.

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

In light of the material weaknesses described below, in preparing our financial statements at and for the quarter ended June 30, 2007, we performed additional procedures to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented. Based upon their assessment, the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer are summarized as follows:

1.

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of June 30, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its year−end financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

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

4.

Inadequate controls over the processing of certain credits to accounts receivable − The Company receives chargebacks from its customers for a variety of items. The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the sales and expenditure cycles. This material weakness is the result of aggregate deficiencies in internal control activities and could result in a material misstatement of trade receivables and advertising and promotional cost that would not be prevented or detected.

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

1.

A number of Executive Management changes were made effective February 2007 in order to address the weaknesses identified in the Company’s internal control procedures during the prior year. In order to address the weaknesses identified as of March 31, 2007, the Board of Directors was reorganized and a new Chairman and Chief Executive Officer was appointed. Also, the Company appointed a new Chief Financial Officer in May 2007, to further segregate duties previously performed by the Company’s current Executive Vice President and Chief Operating Officer, who was also the Chief Financial Officer. In addition, management has developed an Audit Committee Review File which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q. This file provides memoranda and supporting documentation for all significant areas where estimates and the potential for management override exist.

2.

The Company has hired additional employees in finance and accounting, and has restricted certain responsibilities within accounts payable and accounts receivable in order to segregate incompatible functions.

3.

The Company has implemented procedures whereby computer generated reports are prepared daily, listing all changes to the accounts payable and accounts receivable master files. These reports are reviewed by a designated employee independent of the respective department’s activities.

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

6.

The Company has implemented specific procedures for processing adjustments to Accounts Payable, including all potential credits thereto.

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

The Company was unable to test and assess, during the three months ended June 30, 2007, the effectiveness of the internal control improvements that were implemented.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings,

Litigation

On June 21, 2006, we were served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of our outstanding shares of common stock for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”).

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

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to us, it is believed that the Second Amended Complaint is without merit.

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

On December 6, 2006, we entered into an agreement to sell the Perry Ellis fragrance rights and related assets, including inventory, molds and other intangible assets related thereto, to PEI, at a price of approximately $63 million, subject to final inventory valuations which are still pending. The closing took place shortly thereafter. We recorded a pre-tax gain of approximately $34.3 million on the sale for the year ended March 31, 2007.

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

Item 1A.

Risk Factors,

There were no material changes during the quarter ended June 30, 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds,

None.

Item 3.

Defaults on Senior Securities,

None.

Item 4.

Submission of Matters to a Vote of Security Holders,

The Company did not submit any actions for shareholder approval during the quarter ended June 30, 2007.

Item 5.

Other Information,

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

On June 27, 2007, we amended our Loan and Security Agreement with GMAC Commercial Credit LLC. This amendment revised certain debt covenant requirements through March 31, 2008.

Item 6.

Exhibits,

(a)

Exhibits:

Exhibit #	Description
4.35	Amendment No. 8 to Revolving Credit and Security Agreement, dated as of June 27, 2007, between the Company and GMAC Commercial Finance, LLC.
10.85

License Agreement, dated June 21, 2007, between the Company and VCJS, LLC (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,118	$14,271
Restricted cash	2,877,115	1,273,896
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $5,039,000 and $6,155,000, respectively	11,102,136	11,508,224
Trade receivables from related parties	19,526,482	14,032,462
Income tax receivable	9,013,956	8,820,296
Receivable from sale of fragrance brand	2,295,904	2,295,904
Inventories	56,434,313	56,183,036
Prepaid expenses and other current assets, net	11,227,116	15,006,230
Deferred tax assets, net	4,930,555	4,930,555
TOTAL CURRENT ASSETS	117,418,695	114,064,874
Inventories, non-current	16,678,000	17,392,000
Equipment and leasehold improvements, net	3,993,307	4,286,194
Trademarks and licenses, net	3,728,848	3,912,783
Deferred tax assets, net	4,663,391	4,823,091
Other	402,360	417,489
TOTAL ASSETS	$146,884,601	$144,896,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$21,928,694	$17,697,616
Accounts payable	12,914,588	14,496,090
Accrued expenses	1,979,410	2,411,248
TOTAL CURRENT LIABILITIES	36,822,692	34,604,954
Borrowings, less current portion	1,295,019	1,536,959
TOTAL LIABILITIES	38,117,711	36,141,913
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and March 31, 2007	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,707,289 and 29,417,289 shares issued at June 30, 2007 and March 31. 2007, respectively	297,073	294,173
Additional paid-in capital	102,125,317	102,018,217
Retained earnings	45,521,213	45,618,841
	147,943,603	147,931,231
Less 11,347,377 shares of common stock in treasury, at cost, at June 30, 2007 and March 31, 2007, respectively	(39,176,713)	(39,176,713)
TOTAL STOCKHOLDERS' EQUITY	108,766,890	108,754,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,884,601	$144,896,431

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales:
Unrelated customers, including licensing fees of $18,750 in 2007 and 2006	$12,568,507	$20,183,483
Related parties	18,811,961	8,064,696
	31,380,468	28,248,179
Cost of goods sold:
Unrelated customers	5,865,105	10,913,456
Related parties	9,544,581	4,501,391
	15,409,686	15,414,847
Operating expenses:
Advertising and promotional	7,000,320	9,214,485
Selling and distribution	2,578,050	2,829,290
Royalties	2,712,341	1,595,594
General and administrative, (including share-based compensation expense of $16,201,950 in 2006)	2,705,189	18,112,255
Depreciation and amortization	606,903	477,030
Total operating expenses	15,602,803	32,228,654
Gain on sale of property held for sale	—	494,465
Operating income (loss)	367,979	(18,900,857)
Interest income	93	11,607
Interest expense and bank charges	(446,762)	(700,880)
Foreign exchange (loss) gain	(1,332)	14,331
Loss from continuing operations before income taxes	(80,022)	(19,575,799)
Income tax benefit	30,409	2,340,096
Net loss from continuing operations	(49,613)	(17,235,703)
Discontinued operations (Note P):
(Loss) income from operations of Perry Ellis fragrance brand,	(77,443)	5,023,782
Income tax benefit (provision) related to Perry Ellis brand	29,428	(1,909,037)
(Loss) income from discontinued operations	(48,015)	3,114,745
Net loss	$(97,628)	$(14,120,958)
Income (loss) per common share:
Basic:
Continuing operations	$(0.00)	$(0.95)
Discontinued operations	$(0.00)	$0.17
Total	$(0.00)	$(0.78)
Diluted:
Continuing operations	$(0.00)	$(0.95)
Discontinued operations	$(0.00)	$0.17
Total	$(0.00)	$(0.78)

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Common Stock				Treasury Stock
	Number Issued	Par Value	Additional Paid-In Capital	Retained Ernings	Number of Sares	Cost	Total
Balance at April 1, 2007	29,417,289	$294,173	$102,018,217	$45,618,841	11,347,377	$(39,176,713)	$108,754,518

Net loss				(97,628)			(97,628)
Excess tax benefit deficiency			(159,700)				(159,700)
Issuance of common stock upon exercise of warrants	290,000	2,900	266,800				269,700

Balance at June 30, 2007	29,707,289	$297,073	$102,125,317	$45,521,213	11,347,377	$(39,176,713)	$108,766,890

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(97,628)	$(14,120,958)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	—	16,201,950
Gain on sale of property held for sale	—	(494,465)
Depreciation and amortization	606,903	477,030
Provision for doubtful accounts	7,943	90,000
Write downs of prepaid promotional supplies and inventories	285,000	285,000
Deferred income tax provision (benefit)	159,700	(1,058,034)
Changes in assets and liabilities:
Decrease (increase) in trade receivables - customers	398,145	(747,267)
Increase in trade receivables - related parties	(5,494,020)	(1,910,604)
Increase in income tax receivable	(193,660)	—
Increase in inventories	(476,277)	(13,810,413)
Decrease in prepaid expenses and other current assets	3,719,114	80,117
Decrease in inventories, non-current	714,000	—
Decrease (increase) in other non-current assets	15,129	(226,997)
Decrease in accounts payable	(1,581,502)	(2,652,500)
Decrease in accrued expenses and income taxes payable	(431,838)	(1,187,342)

Total adjustments	(2,271,363)	(4,953,525)

Net cash used in operating activities	(2,368,991)	(19,074,483)

Cash flows from investing activities:
Net (increase) decrease in restricted cash	(1,603,219)	4,535,506
Purchases of equipment and leasehold improvements, net	(61,840)	(193,913)
Purchases of trademarks	(78,424)	(115,099)
Net proceeds from the sale of property held for sale	—	14,512,703
Net cash (used in) provided by investing activities	(1,743,483)	18,739,197

Cash flows from financing activities:
Proceeds - line of credit with GMACCC, net	4,214,378	12,730,256
Repayment - mortgage payable on property held for sale	—	(12,661,124)
Repayments on capital leases	(215,057)	—
Reversal of tax benefit from exercise of warrants	(159,700)	—
Proceeds from issuance of common stock	269,700	264,540

Net cash provided by financing activities	4,109,321	333,672

Effect of exchange rate changes on cash	—	(22)

Net decrease in cash and cash equivalents	(3,153)	(1,636)
Cash and cash equivalents, beginning of period	14,271	49,822

Cash and cash equivalents, end of period	$11,118	$48,186

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”), and Parlux Ltd. (jointly referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share.

The Company generated significant net losses from continuing operations in 2007 and has cumulative net losses from continuing operations over the past several years. In addition, during the three months ended June 30, 2007 and 2006 the Company did not generated positive net cash flows from operations. The Company’s business plan for 2008 includes immediate spending reductions, including consolidation of its warehouse and distribution activities to its New Jersey facility, moving from its present office/warehouse facility into smaller, less expensive corporate offices and close monitoring of all advertising and promotional expenditures. The Company has revised its production and purchasing procedures in order to reduce inventory levels. In addition, certain low margin, multiple product value sets, previously sold to international distributors, have been eliminated or modified to reduce their cost of goods. Based on the Company’s business plan for 2008, the Company believes that its current cash and cash equivalents, availability from its revolving credit facility (see Note E) and expected cash from operations will be sufficient to fund its operations and capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company’s business plan will be accomplished and will generate sufficient cash flows to meet the Company’s cash flows and working capital needs. In addition, the current business environment may increase the difficulty of obtaining new financing, if needed.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on July 11, 2007.

B.

Share-Based Compensation

The Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Plans"). Under the Plans, the Company reserved approximately 1,000,000 shares of common stock, of which 368,274 options have been granted and exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (2,704,000 of which are outstanding at June 30, 2007), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

Effective April 1, 2006, the beginning of the Company's first quarter of fiscal 2007, the Company became subject to the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options and warrants which are granted, modified or vested subsequent to April 1, 2006. As of March 31, 2006, all options and warrants were fully vested, and as such, the result of adopting SFAS No. 123R on April 1, 2006, did not have an effect on the Company’s results of operations or financial position. The compensation expense recognized will include the estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Concurrent with the Stock Split, effected on June 16, 2006, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, during the three months ended June 30, 2006, the Company was required to record share-based compensation in the amount of $16,201,950, reflecting the change in the warrants’ fair value before and after the Stock Split. This non-cash charge was included as a separate component in operating expenses for the three months ended June 30, 2006. It has been included in general and administrative expenses for the current period presentation. The Company also recorded a deferred tax benefit of $1,058,034 as a result of the charge, which reduced income tax expense for the period. See Note I for further discussion of this tax benefit.

The fair value of the warrants at the date of the modification was estimated using a Black-Scholes option pricing model with the following weighted average assumption.

Expected life (years)	4–7
Expected volatility	65%
Risk-free interest rates	6%
Dividend yield	0%

The expected life of the warrants represented the estimated period of time until exercise and was based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

The following is a summary of stock option and warrant activity during the three months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	2,994,000	$1.14	4.10	$13,302,145
Granted	—	—	—	—
Exercised	290,000	$0.93	4.75	1,052,700
Forfeited	—	—	—	—
Outstanding as of June 30, 2007	2,704,000	$1.16	3.75	$8,871,085
Exercisable as of June 30, 2007	2,704,000	$1.16	3.75	$8,871,085

All warrants outstanding as of June 30, 2007 were fully vested. Upon exercise of the warrants, the Company issues previously authorized but unissued common stock to the warrant holders. During the three months ended June 30, 2007 and 2006, the Company did not recognize any share-based compensation expense in the condensed consolidated financial statements relating to stock option or warrant grants other than amounts recognized in connection with the modification of the outstanding warrants in 2006 as described above.

The intrinsic value of the warrants exercised during the three months ended June 30, 2007 was approximately $1,053,000 and the tax benefit from the exercise of such warrants should approximate $400,000 for income tax purposes. As of March 31, 2007, a deferred tax benefit of approximately $579,000 was provided on these warrants in connection with the share-based compensation charge discussed above. As of June 30, 2007, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $159,700 as a result of the exercise.

The following table summarizes information about the options and warrants outstanding at June 30, 2007, all of which are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
$0.93 - $1.22	2,684,000	$1.15	4	$8,818,285
$1.80	20,000	$1.80	6	52,800
	2,704,000	$1.16	4	$8,871,085

C.

Inventories

The components of inventories are as follows:

	June 30, 2007	March 31, 2007
Finished products:
Fragrances	$48,365,784	$48,857,570
Watches	1,102,653	1,164,864
Handbags	203,392	31,359
Components and packaging material:
Fragrances	20,337,764	20,352,274
Watches	24,153	24,241
Raw material	3,078,567	3,144,728
	73,112,313	73,575,036
Less non-current portion	16,678,000	17,392,000
Current portion	$56,434,313	$56,183,036

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $5,152,000 and $4,333,000 at June 30, 2007 and March 31, 2007, respectively.

As is more fully described in Note J, one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company subsequently entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, termination or modification of the license agreement could occur.

As of June 30, 2007, our inventories of GUESS? products totaled $28.7 million, of which $15.1 million has been classified as non-current. If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2007	March 31, 2007	Estimated Life (in years)
XOXO	$4,670,727	$4,670,727	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	547,115	468,691	5
Other	216,546	216,546	5-25
	8,254,749	8,176,325
Less – accumulated amortization	(4,525,901)	(4,263,542)
	$3,728,848	$3,912,783

During the year ended March 31, 2007, the Company recorded an impairment charge of $1,129,273 in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value.

E.

Borrowings

The composition of borrowings is as follows:

	June 30, 2007	March 31, 2007
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (8.00% at June 30, 2007) at the Company’s option.	$20,989,696	$16,775,318
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	2,126,652	2,342,069
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including interest, through December 2009.	107,365	117,188
	23,223,713	19,234,575
Less: long-term borrowings	1,295,019	1,536,959
Borrowings, current portion	$21,928,694	$17,697,616

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

At June 30, 2007, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which $20,989,696 ($16,775,318 as of March 31, 2007) was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of June 30, 2007, $2,877,115 ($1,273,896 as of March 31, 2007) was on deposit with our bank pending transfer.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Although the Company substantially exceeded the net worth covenant, it was not in compliance with the fixed charge covenant as of March 31, 2007. An amendment to the agreement was requested from the lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008. As of June 30, 2007 the Company was in compliance with all of the financial covenants included in the amended Loan Agreement.

On August 16, 2004, GMACCC approved a continuation of the Company’s common stock buyback program not to exceed $8,000,000. During December 2006, the Company effectively completed this program with approximately $198,000 remaining.

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

F.

Related Party Transactions

The Company had net sales of $10,807,046 and $1,122,282 during the three-month periods ended June 30, 2007 and 2006, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”), a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004.

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

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with its limits. Net trade accounts receivable owed by Perfumania to the Company totaled $13,351,059 and $6,101,456 at June 30, 2007 and March 31, 2007, respectively.

In addition to sales to Perfumania, during the three months ended June 30, 2007 and 2006, the Company had net sales of $8,004,915 and $6,942,414, respectively, to fragrance distributors owned/operated by individuals related to the Company’s former Chairman and CEO. These sales are included as related party sales in the accompanying statements of operations. For the quarter ended September 30, 2006, we identified and classified additional international distributors as related parties. These distributors had not previously been classified as such. Transactions with these distributors are also included as related party sales for the quarter ended June 30, 2007 and comparable period results, when applicable, have been restated. See Note O to the accompanying condensed consolidated financial statements for further discussion. Future sales to these parties may not occur at the same levels, which could have a material adverse effect on our operating results if we are not successful in replacing sales with new or existing customers.

During the current quarter, the former Chairman and CEO’s beneficial ownership interest in the Company has declined to approximately 7.6%. Accordingly, we will continue to evaluate the requirements under SFAS No. 57, “Related Party Disclosures” as to whether transactions with such parties in future periods require related party classification. As of June 30 and March 31, 2007 trade receivables from related parties include $6,175,423 and $7,931,006, respectively, from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $77,000 and $608,000 for the three months ended June 30, 2007 and 2006, respectively.

During the three months ended June 30, 2006 the Company purchased $386,807 in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s former Chairman and CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the three months ended June 30, 2006, the Company also purchased $16,575 of advertising space in these magazines. There were no such transactions during the three months ended June 30, 2007.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended June 30,
	2007	2006
Loss from continuing operations	$(49,613)	$(17,235,701)
(Loss) income from discontinued operations	$(48,015)	$3,114,743
Net loss	$(97,628)	$(14,120,958)
Weighted average number of shares issued	29,455,531	28,600,388
Weighted average number of treasury shares	(11,347,377)	(10,564,957)
Weighted average number of shares outstanding used in basic earnings per share calculation	18,108,154	18,035,431
Basic net loss per common share – continuing operations	$(0.00)	$(0.95)
Basic net (loss) income per common share – discontinuing operations	$(0.00)	$0.17

Antidilutive securities not included in diluted earnings per share computation(1):
Options and warrants to purchase common stock	2,704,000	3,194,000
Exercise price	$0.93 to $1.80	$0.93 to $1.80

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the quarters ended June 30, 2007 and 2006, as we incurred a loss from continuing operations for those periods.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,
	2007	2006
Cash paid for:
Interest	$446,668	$762,814
Income taxes	$80,836	$2,633,811

Supplemental disclosures of non-cash investing and financing activities are as follows:

Three months ended June 30, 2006:

•

Change in unrealized holding gain of ($351,028) on the investment in ECMV, which was sold during September 2006, net of deferred taxes.

I.

Income Taxes for Continuing Operations

The tax benefit (provision) for continuing operations reflects an estimated effective rate of 38% for the current year period and 3% for the comparable prior year period. The lower rate in the prior period results from a limitation on the estimated tax benefit that was expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior period reflected management’s best estimate at that time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As of March 31, 2007, the Company adjusted the deferred tax asset due to a change in the maximum allowable annual compensation deduction for corporate officers under Section 162 (m), as a result of the resignation of the Company’s former Chairman and CEO, in February 2007.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and June 30, 2007, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

J.

License and Distribution Agreements

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

Under all of the existing license agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is presently in compliance with all material obligations under these agreements.

The Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it represented a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, payment of liquidated damages in the amount of $500,000, in nine equal monthly installments of $55,556, (which was expensed in the year ended March 31, 2007), as well as strict monitoring of distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company stopped shipments to international distributors. GUESS? has recently approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

On June 21, 2007, the Company entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. The Company must pay a minimum royalty to VCJS, LLC, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates that the first fragrance under this agreement will be launched during fall 2008.

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the next twelve to eighteen months, as well as immediately assuming the manufacturing and distribution of previously developed Nicole Miller fragrances.

K.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the three month period ended June 30, 2007 totaled $68,450 and $225,367, respectively ($515,738 and $567,943 for the three months ended June 30, 2006, respectively). Included in inventories at June 30, 2007, is approximately $1,126,806 and $203,392 relating to watches and handbags, respectively ($1,189,105 and $31,359 for watches and handbags at March 31, 2007). The Company anticipates preparing full segment disclosure as these operations become more significant.

L.

Legal Proceedings

On June 21, 2006, the Company was served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom was a director of the Company at that date. The Derivative Action related to the proposal (previously disclosed in the Company’s June 14, 2006 Form 8-K) from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the outstanding shares of common stock of the Company for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”).

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, adding alleged violations of securities laws, which the Company moved to dismiss of December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

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

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15 million receiving a non-refundable deposit of $250,000 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. The Company has recorded a gain of $494,465 from the sale, which is included in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2006.

N.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115” ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company's fiscal year ending March 31, 2009. The Company is currently assessing the impact of this statement on its condensed consolidated financial statements.

O.

Financial Statement Effects of Restatements and Discontinued Operations

As a result of the Audit Committee investigation completed during the third quarter of the fiscal year ended March 31, 2007, the Company determined that additional international distributors, not previously so identified, should be classified as related parties. Additionally, due to the sale of the Perry Ellis fragrance brand (as discussed further in Note P), the activity for Perry Ellis is now being presented separately as discontinued operations. Accordingly, the accompanying condensed consolidated financial statements for the three months ended June 30, 2006 have been restated from the amounts previously reported, the effects of which are shown in the table below:

Reclassification	As Previously Reported	Perry Ellis Discontinued Operations	Related Party Restatement	As Restated
Condensed Consolidated Statements of
Operations for the three months ended
June 30, 2006:
Three months ended:
Net Sales:
Unrelated customers	$31,656,177	$(6,609,583)	$(4,863,111)	$20,183,483
Related parties	$9,127,888	$(5,926,303)	$4,863,111	$8,064,696
Cost of Goods Sold:
Unrelated customers	$16,680,056	$(2,899,473)	$(2,867,127)	$10,913,456
Related parties	$4,539,973	$(2,905,708)	$2,867,126	$4,501,391
Condensed Consolidated Statements of
Cash Flows for the three months ended
June 30, 2006:
Cash flows from operating activities-2006:
Increase in trade receivables-customers	$(5,353,040)		$4,605,773	$(747,267)
Increase in trade receivables-related parties	$2,695,169		$(4,605,773)	$(1,910,604)

The adjustments discussed above did not result in any restatement of the Company’s net income, earnings per share or working capital amounts from those that were previously reported.

P.

Discontinued Operations

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006 and the closing took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63 million, and resulted in a pre-tax gain of approximately $34.3 million.

Beginning with the quarter ended December 31, 2006, the Perry Ellis brand activity is being presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended June 30,
	2007	2006
Net (returns) revenues	$(20,086)	$12,535,886

Operating (loss) income	$(77,443)	$5,023,782
(Loss) income from discontinued operations	$(48,015)	$3,114,745

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 14, 2007