Form 10-Q
period 2007-09-30
PARLUX FRAGRANCES INC
filed 2007-11-09
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007
[Common Stock, $0.01 par value per share]	19,644,912 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements

See pages 16 to 32.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. It holds licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific (OP), Maria Sharapova, Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations. Investors are cautioned that forward-looking statements involve many risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K, for the year ended March 31, 2007. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the forward-looking information herein, which speaks only as of this date.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. In connection with the Stock Split, we modified outstanding warrants. See Note 1 (B) to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the six months ended September 30, 2006.

Recent Developments

Jessica Simpson Fragrance License

On June 21, 2007, we entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate that the first fragrance under this agreement will be launched during late summer 2008.

Nicole Miller Fragrance License

On August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2008, as well as resuming the manufacturing and distribution of previously developed Nicole Miller fragrances.

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

On April 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, we did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, we were not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and September 30, 2007, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

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

We cannot accurately predict what affect, if any, the current economic instability will have on the upcoming holiday selling season. In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to affect our sales in the short term.

Results of Operations

As more fully discussed in Note O to the condensed consolidated financial statements, on December 6, 2006, we sold the Perry Ellis fragrance brand license back to Perry Ellis International (“PEI”) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The discussion on results of operations that follow are based upon the results from continuing operations and exclude any discussion of discontinued operations, unless specifically noted.

We do business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying condensed consolidated statements of operations.  As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was approximately 7.6%.  During the quarter ended September 30, 2007 his beneficial ownership declined to less than 5%.  Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six months ended September 30, 2007 and 2006 include approximately $1,768,000 and $2,235,000 respectively ($446,000 and $1,286,000 for the three months ended September 30, 2007 and 2006), relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

In addition, our sales tend to fluctuate with the seasons, as we experience increased sales during holiday gift giving periods.

Comparison of the three-month period ended September 30, 2007 with the three-month period ended September 30, 2006

Net Sales

During the three months ended September 30, 2007, net sales from continuing operations increased 38% to $37,353,423 as compared to $27,120,626 for the same period in the prior year. The increase is mainly attributable to an increase of $14,330,497 in gross sales of Paris Hilton brand fragrances, in particular, Paris Hilton Heiress and Heir fragrances, which began shipping domestically in the fall of 2006 and internationally shortly thereafter, along with the recent launch of the new Can Can fragrance which began shipping in September 2007. This was partially offset by a decrease in gross sales of GUESS? fragrances in the amount of $4,338,506, primarily to our international distributors, due to restrictions placed upon us by GUESS?, Inc. These restrictions are more fully discussed in Note J to our condensed consolidated financial statements.

Net sales to unrelated customers, which represented 48% of our total net sales for the three months ended September 30, 2007, increased 16% to $17,870,152 as compared to $15,455,123 for the same period in the prior year, mainly as a result of the Paris Hilton and GUESS? brand sales discussed above. In addition, effective as of July 1, 2007, sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales. Net sales to the U.S. department store sector decreased 4% to $5,760,384 for the three months ended September 30, 2007 as compared to $6,007,781 for the same period in the prior year, while net sales to unrelated international distributors increased 28% to $12,109,768 from $9,447,342. The increase in international net sales was primarily a result of growth in the Paris Hilton brand fragrances, particularly Paris Hilton Heiress and Heir fragrances which began shipping domestically in the fall of 2006 and internationally shortly thereafter. This was partially offset by reduced sales of GUESS? fragrance brands due to the distribution restrictions placed by GUESS? on international shipments. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) increased 67% to $19,483,271 for the three months ended September 30, 2007, compared to $11,665,503 for the same period in the prior year, mainly as a result of an increase of $10,200,418 in Paris Hilton fragrance brands partially offset by a decrease of $2,493,764 in GUESS? fragrances. As discussed further in Note F to our condensed consolidated financial statements, certain international distributers formerly reported as related parties are no longer considered as such. As sales to these parties have decreased, our sales to Perfumania have increased. We anticipate that this trend will continue as sales to Perfumania increase as a result of increased access to its distribution channels. As discussed above, effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales.

Cost of Goods Sold

Our overall cost of goods sold increased as a percentage of net sales to 55% for the three months ended September 30, 2007, compared to 51% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 60% and 51%, respectively, for the current year period, as compared to 52% and 50%, respectively, for the same period in the prior year. The current year period includes a higher percentage of sales to international distributors, which sales have lower margins than sales of these products to U.S. department store customers, which generally reflect a higher margin.   As is common in the industry, we offer international customers more generous discounts which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories.  International distributors have no rights to return merchandise.

Total Operating Expenses

Total operating expenses decreased by 9% compared to the same period in the prior year to $13,725,114, from $15,139,974, decreasing as a percentage of net sales from 56% to 37%. The decrease is due to lower advertising and promotional expenses offset by increased general and administrative expenses. An analysis of individual components of our operating expenses are discussed below.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 39% to $4,232,824, compared to $6,883,033 in the comparable prior year period, decreasing as a percentage of net sales from 25% to 11%. The current period reflects a targeted effort on the part of management to control such expenses in the current year.  During the current year period, although we commenced the launch of Paris Hilton Can Can, related advertising costs will not be incurred until the product reaches the retail stores, which began in October 2007. During the prior year period we incurred promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? men’s and GUESS GOLD women’s fragrance mainly in U.S. department stores.

Selling and Distribution Costs

Selling and distribution costs decreased 8% to $2,639,344 compared to $2,873,718 in the comparable prior year period, decreasing as a percentage of sales from 11% to 7%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility.

Royalties

Royalties increased by 21% in the current period, to $3,226,721 from $2,657,219 in the corresponding prior year period, decreasing as a percentage of net sales to 9% for the current year period from 10% in the prior year period. The higher rate in comparison to actual rates under our various license agreements is due to provisions for minimum royalties related to licensed accessory products (primarily our sunglass and cosmetics licenses).

General and Administrative Expenses

General and administrative expenses increased 29% compared to the prior year period, from $2,188,075 to $2,819,260, but remained at 8% of sales. The increase is due to a targeted increase in accounting and financial resources and audit fees in order to address and remediate the material weaknesses reported in our Annual Report on Form 10-K, for the year ended March 31, 2007, as well as additional reserves for uncollectible accounts receivable of $530,000 during the quarter ended September 30, 2007. Barring unforeseen circumstances, we do not anticipate this trend to continue.

Depreciation and Amortization

Depreciation and amortization increased 50% in the current year period from $537,929 to $806,965 but remained constant as a percentage of sales at 2%. The increased expense reflects the depreciation and amortization of equipment and leasehold improvements related to our New Jersey facility, which were placed in service in September 2006.

Operating Income (Loss)

As a result of the aforementioned factors, we generated operating income from continuing operations of $3,074,676 for the current period, compared to an operating loss from continuing operations of ($1,930,384) for the comparable period in the prior year.

Other Income and Gain on Sale of Investment

During the three months ended September 30, 2007, we reported other income of $498,000. This amount was primarily a gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory. The prior year period includes a gain from the sale of our investment in E Com Ventures, Inc. (“ECMV”) in the amount of $1,774,624 (See Note F to our condensed consolidated financial statements for further discussion).

Interest expense

Interest expense (including bank charges, and net of interest income) decreased 52% to $407,658 in the current period as compared to net interest expense of $844,949 for the same period in the prior year, as we utilized less of our line of credit to finance receivables and inventory.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net Income

Income from continuing operations before income taxes for the current period was $3,164,279 compared to a loss from continuing operations before income taxes of $1,000,709 in the same period of the prior year.

Our tax provision reflects an estimated effective rate of 38% for the current year period and a benefit for the comparable prior year period. The benefit in the prior period resulted from the sale of our shares in ECMV which resulted in a loss of $1,083,823 for income tax purposes due to a difference in basis (See Notes F and I to our condensed consolidated financial statements for further discussion).

As a result, income from continuing operations was $1,961,852 for the current year period compared to  $465,771 in the comparable period of the prior year.

Income from discontinued operations, net of the tax effect, was $69,646 in the current year period due to sales of inventory from product returns processed during this quarter, along with certain promotional costs related to Perry Ellis, compared to income of $3,183,539 in the same period of the prior year (See Note O to our condensed consolidated financial statements for further discussion).

As a result, net income for the three months ended September 30, 2007 was $2,031,498 as compared to net income of $3,649,310 in the corresponding prior year period.

Comparison of the six-month period ended September 30, 2007 with the six-month period ended September 30, 2006

Net Sales

During the six months ended September 30, 2007, net sales from continuing operations increased 24% to $68,733,891 as compared to $55,368,805 for the same period for the prior year. The increase is mainly attributable to an increase of $25,707,949 in gross sales of Paris Hilton fragrance brands as a result of the launch of Paris Hilton Heiress and Heir fragrances, which launched domestically in the fall of 2006 and internationally shortly thereafter, along with the recent launch of the new Can Can fragrance which began shipping in September 2007. This was offset by a decrease of $12,585,008 in gross sales of GUESS? fragrances, primarily to our international distributors, due to restrictions placed upon us by GUESS?, Inc. These restrictions are more fully discussed in Note J to our condensed consolidated financial statements.

Net sales to unrelated customers, which represented 44% of our total net sales for the six-month period ended September 30, 2007, decreased 15% to $30,438,659 compared to $35,638,606 for the same period in the prior year, mainly as a result of a decrease of $6,865,289 in gross sales of the GUESS? fragrances, offset by an increase of $3,310,197 in gross sales of Paris Hilton fragrances. Net sales to the U.S. department store sector increased 2% from $11,399,108 to $11,664,343, while net sales to international distributors decreased 23% from $24,239,498 to $18,774,316. The decrease in international net sales was primarily a result of reduced sales of GUESS? fragrance brands, as is more fully discussed in Note J to our condensed consolidated financial statements. This was offset by the growth in the Paris Hilton brand fragrances, particularly Paris Hilton Heiress and Heir fragrances which launched internationally in the spring of 2007. Sales to related parties increased 94% to $38,295,232 compared to $19,730,199 for the same period in the prior year. The increase was attributable to increases of $22,397,752 in Paris Hilton brand gross sales, partially offset by reductions of $5,719,719 in GUESS? Brand gross sales. Sales increases of $1,887,002 for various other brands resulted in the net increase in sales to related parties. We anticipate that this trend will continue as sales to Perfumania increase as a result of increased access to its distribution channels parties (See Note F to the condensed consolidated financial statements for further discussion of related parties).

Effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales.

Cost of Goods Sold

Our overall cost of goods sold decreased slightly as a percentage of net sales to 52% for the current six months ended September 30, 2007, compared to 53% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 54% and 51%, respectively, for the current period, as compared to 53% and 52%, respectively, for the same period in the prior year. The current year period includes a higher percentage of sales to international distributors, which sales have a lower margin than sales of these products to U.S. department store customers, which generally reflect a higher margin. As is common in the industry, the Company offers international customers more generous discounts which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories.  International distributors have no rights to return merchandise.

Total Operating Expenses

Total operating expenses decreased by 38% compared to the same period in the prior year from $47,368,628 to $29,327,917, decreasing as a percentage of net sales from 86% to 43%. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 30% to $11,233,144, compared to $16,097,518 in the prior year period, decreasing as a percentage of net sales from 29% to 16%.  The current year period reflects a targeted effort on the part of management to control such expenses in the current year. During the current year period, although we commenced the launch of Paris Hilton Can Can, related advertising costs will not be incurred until the product reaches the retail stores, which began in October 2007.  During the prior year period we incurred promotional costs in connection with the continued roll out of Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? men’s and GUESS? GOLD for women fragrances mainly in U.S. department stores.

Selling and Distribution Costs

Selling and distribution costs decreased 9% to $5,217,394 compared to $5,703,008 in the prior year period, decreasing as a percentage of net sales from 10% to 8%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility.

Royalties

Royalties increased by 40% in the current period, from $4,252,813 to $5,939,062, increasing as a percentage of net sales from 8% to 9%. We anticipate that this percentage will remain relatively constant at 9% or increase slightly for the remainder of the fiscal year ending March 31, 2008, as additional sales of licensed non-fragrance products increase but minimum royalties for such products are only partially absorbed by sales.

General and Administrative Expenses

General and administrative expenses decreased 73% compared to the same period in the prior year, from $20,300,330 to $5,524,449, decreasing as a percentage of net sales from 37% to 8%. The decreased amount was attributable to a share-based compensation charge in the prior year period of $16,201,950 relating to the modification of warrants in connection with the Stock Split (See Note B to our condensed consolidated financial statements for further discussion), partially offset by targeted additions to our accounting staff  and increased audit fees to focus our remediation efforts and mitigate the material weaknesses in our internal controls, as well as additional reserves for uncollectible accounts receivable of $450,000 recorded in the quarter ended September 30, 2007.

Depreciation and Amortization

Depreciation and amortization increased 39% over the prior year period from $1,014,959 to $1,413,868, remaining constant at 2% of net sales.  The increased expense reflects the depreciation and amortization of equipment and leasehold improvements related to our New Jersey facility which were placed in service in September 2006.

Gain on Sale of Property Held for Sale

The prior year period included a gain from the sale of a warehouse facility in Sunrise, Florida. See Note M to our condensed consolidated financial statements for further discussion.

Operating Income (Loss)

As a result of the above factors, we generated operating income from continuing operations of $3,442,655 for the current period, compared to an operating loss from continuing operations of ($20,831,241) for the same period in the prior year.

Other income and Gain on Sale of Investment

During the six months ended September 30, 2007, we reported other income primarily related to a $498,000 gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory. The prior year period includes a gain from the sale of our investment in an affiliate in the amount of $1,774,624. (See Note F to our condensed consolidated financial statements for further discussion).

Interest expense

Interest expense (including bank charges, and net of interest income) decreased 44% to $854,420 in the current period as compared to $1,534,222 for the same period in the prior year, as we utilized less of our line of credit to finance receivables and inventory.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net Income (Loss)

Net income from continuing operations before taxes for the current period was $3,084,257 compared to a net loss from continuing operations before taxes of $20,576,508 in the same period for the prior year. Our tax provision for the current year period reflects an estimated effective rate of 38%. The effective rate in the prior period reflects (1) a limitation on the estimated deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification, and (2) the $1,083,823 loss for income tax purposes resulting from the sale of our investment in an affiliate (See Note F to our condensed consolidated financial statements for further discussion).  The benefit from the share-based compensation charge was limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior period reflected management’s best estimate at that time, based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. In February 2007, our former Chairman and CEO resigned. The estimated limitation on the deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification was reviewed and adjusted accordingly at the time we reported our results of operations for the year ended March 31, 2007.

As a result, net income from continuing operations is $1,912,239 for the current period compared to a net loss of ($16,769,932) in the comparable period of the prior year.

Income from discontinued operations net of the tax effect, was $21,631 in the current year period due to sales of inventory from product returns processed during this quarter, along with certain promotional costs related to Perry Ellis, compared to income of $6,298,284 in the same period of the prior year operations (See Note O to the accompanying condensed consolidated financial statements for further discussion).

As a result, net income for the six months ended September 30, 2007 is $1,933,870 as compared to a net loss of ($10,471,648) in the corresponding prior year period.

Liquidity and Capital Resources

Working capital increased to $88,959,662 as of September 30, 2007, compared to $79,459,920 at March 31, 2007, primarily as a result of the reduction in non-current inventory and the issuance of common stock in connection with the exercise of warrants.

During the six months ended September 30, 2007, net cash provided by operating activities was $7,705,809 compared to net cash used in operating activities of $27,006,830 during the comparable prior year period. The current year activity reflects an increase in trade receivables, along with a decrease accounts payable and accrued expenses, offset by a refund of income taxes paid in the prior year, decreases in inventories and prepaid expenses and receipt of the remaining balance due from the sale of the Perry Ellis fragrance license. The prior year activity includes significant increases in inventory balances, as well as increases in trade receivables and prepaid expenses and an increase in accounts payable.

For the six months ended September 30, 2007, net cash provided by investing activities was $140,931 as compared to net cash provided by investing activities of $21,115,187 in the prior comparable period. The prior year amount includes proceeds of  $17,935,850 from the sale of the Sunrise facility sold in 2006  (See Note M to our condensed consolidated financial statements for further discussion) and our investment in our affiliate, partially offset by purchases of equipment and leasehold improvements for our New Jersey distribution facility. The prior year period also included an additional $4,488,502 change in restricted cash pending transfer to our lender (the current period had a decrease of $522,643 while the prior year period had a decrease of $5,011,145).

During the six months ended September 30, 2007, net cash used by financing activities was $7,846,007 compared to cash provided by financing activities of $8,155,918 in the prior year comparable period. The current period reflects the repayments of our credit facility, while the prior year period includes increases in our credit facility offset by the repayment of the mortgage on our Sunrise, Florida facility.

As of September 30, 2007 and 2006, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2007	2006
Trade accounts receivable:
Unrelated (1)	102	107
Related:
Perfumania	121	217
Other related	N/A	70
Total	110	110
Inventories	337	444

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $4,051,000 and $3,618,000 in 2007 and 2006, respectively.

The decrease in the number of days from 2006 to 2007 for unrelated customers was mainly attributable to improved collections. Due to restrictions on sales of GUESS? products and delays in receiving GUESS? products, certain international distributors exceeded their payment terms. We anticipate collection of these past due balances over the next few months. The terms for international distributors range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. We anticipate the number of days for the unrelated customer group will range between 75 and 90 days during the balance of fiscal 2008.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) historically exceed those of our other customers, due mainly to our long-term relationship and their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). Management closely monitors our activity with Perfumania and holds periodic discussions with Perfumania management in order to review their anticipated payments for each quarter.

As noted in Note F to our condensed consolidated financial statements, effective as of July 1, 2007, transactions with such parties formerly identified as related, through their affiliation with our former Chairman and CEO, will no longer be reported as related party transactions. Their number of days sales are included with unrelated parties in the current period, and as other related for 2006.

Due to the significant number of new product launches during fiscal year 2007, and the forecasted sales increases for these products, in particular, the GUESS? branded products, the number of days sales in inventory  increased during the prior year. During the six months ended September 30, 2007, the number of days sales in inventory decreased. We anticipate that this trend will continue to improve over the next year, as these launched products reach full distribution and GUESS? approves additional international distribution channels (See Note J to our condensed consolidated financial statements for further discussion). As of September 30, 2007, approximately $13,489,000 of our inventory, including approximately $11,610,000 related to GUESS? brand products, has been classified as non-current. As of March 31, 2007, $17,392,000 of our inventory, including $16,150,000 related to GUESS? brand products had been classified as non-current. However, if inventory levels remain relatively high, additional inventory write-downs may be necessary. We have revised our production and purchasing forecasts in order to improve our inventory management and believe that the carrying value of our inventory at September 30, 2007, based on current conditions, is stated at the lower of cost or market.

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

At September 30, 2007, based on the borrowing base at that date, the credit line amounted to $35,000,000, of which $8,819,208 was outstanding. Accordingly, we had $26,180,792 available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2007, $751,253 ($1,273,896 as of March 31, 2007) was on deposit with our bank pending transfer.

Substantially all of our assets, excluding our New Jersey warehouse equipment, collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. As of March 31, 2007, we were not in compliance with the fixed charge covenant. We requested an amendment of the Loan Agreement from our lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008. As of September 30, 2007, we were not in compliance with our minimum earnings before income taxes, depreciation and amortization (“EBITDA”) requirements. We requested an amendment of our agreement from our lender, which was granted on November 9, 2007, and which revised such covenant at September 30, 2007. The Loan Agreement, as amended, also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of September 30, 2007.

As of September 30, 2007, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K 303, nor do we have any material commitments for capital expenditures.

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

Contractual Obligations

There were no material changes during the quarter ended September 30, 2007 in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended September 30, 2007, there have been no material changes to our exposures to market risks since March 31, 2007. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2007 for a complete discussion of our exposures to market risk.

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

In light of the material weaknesses described below, in preparing our financial statements as of and for the quarter ended September 30, 2007, we performed additional procedures to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented. Based upon their assessment, the material weaknesses identified by our Chief Executive Officer and Chief Financial Officer are summarized as follows:

1.

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities in order to timely prepare and file its yearend financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information. These represent a material weakness in design of internal controls over financial reporting. Due to the potential pervasive effect on the financial statements and disclosures and the absence of other mitigating controls there is a more than remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected. This material weakness has also contributed to the next two material weaknesses below.

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

Changes In Internal Control Over Financial Reporting – Management’s Remediation Of The Material Weaknesses

Our management has discussed the material weaknesses described above and other deficiencies with our Audit Committee. In an effort to remediate the identified material weaknesses and other deficiencies, we have implemented and continue to implement a number of changes to our internal control over financial reporting including the following:

1.

A number of Executive Management changes were made effective February 2007 in order to address the weaknesses identified in the Company’s internal control procedures identified as of March 31, 2007. The Board of Directors was reorganized and a new Chairman and Chief Executive Officer was appointed. The Company appointed a new Chief Financial Officer in May 2007, to segregate duties previously performed by the Company’s Executive Vice President and Chief Operating Officer, who previously served as the Chief Financial Officer. Management developed an Audit Committee Review File which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q. This file provides supporting documentation for all significant areas where estimates and the potential for management override exist.

2.

The Company hired additional employees in finance and accounting, and revised duties within accounts payable and accounts receivable to segregate incompatible functions.

3.

Access to master files has been restricted and the Company implemented procedures whereby computer generated reports are prepared daily, listing all changes to the accounts payable and accounts receivable master files. These reports are reviewed by a designated employee independent of the respective department’s activities.

4.

The Company implemented procedures whereby all charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

5.

The Company is enhancing its procedure documentation for Accounts Payable and is in the process of implementing procedures whereby advertising expenditures will be reviewed as part of the month end closing process to determine that billings have been received or accrued during that reporting period.

6.

The Company has implemented specific procedures for processing adjustments to Accounts Payable, including potential credits thereto.

7.

The Company implemented procedures whereby computer generated reports, listing all changes to the inventory master files are prepared daily. These reports are reviewed by a designated employee independent of the respective department’s activity. Additional personnel have been added to the department and the Company has implemented a procedure to reconcile significant inventory balances at third party locations on a periodic basis.

The Company was unable to fully test and assess the effectiveness of the internal control improvements that were implemented during the three months ended September 30, 2007.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

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

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting Securties and Exchange Commission (“SEC”) filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Plaintiffs have conducted a very preliminary discovery.  Based on the allegations in the Second Amended Complaint and the information collected in the earlier litigation and presently known to us, it is believed that the Second Amended Complaint is without merit.

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

On March 2, 2007, Parlux, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc., Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by plaintiff Victory relates to PEI’s failure to consent to the assignment by us of its contractual license to the Perry Ellis brand of perfumes. The plaintiff is alleging that PEI unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against us. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of our directors with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with PEI to prevent Victory from obtaining the license.

On May 18, 2007, we filed a motion to dismiss on behalf of Parlux, Messrs. Lekach and Buttacavoli on the basis that the complaint fails to state a cause of action against any of them.

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 1A.

Risk Factors

There were no material changes during the quarter ended September 30, 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults on Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company did not submit any actions for shareholder approval during the quarter ended September 30, 2007.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit #	Description
10.1

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Neil J. Katz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 30, 2007).*

10.2

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 30, 2007).*

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

———————

*     Exhibits 10.1 and 10.2 are management contracts or compensatory plans, contracts or arrangements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,004	$14,271
Restricted cash	751,253	1,273,896
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $4,051,000 and $6,155,000, respectively	19,826,720	11,508,224
Trade receivables from related parties	20,065,292	14,032,462
Income tax receivable	3,081,041	8,820,296
Receivable from sale of fragrance brand	23,671	2,295,904
Inventories	52,798,421	56,183,036
Prepaid expenses and other current assets, net	10,986,756	15,006,230
Deferred tax assets, net	4,930,555	4,930,555
TOTAL CURRENT ASSETS	112,478,713	114,064,874
Inventories, non-current	13,489,138	17,392,000
Equipment and leasehold improvements, net	3,787,589	4,286,194
Trademarks and licenses, net	3,379,233	3,912,783
Deferred tax assets, net	2,375,867	4,823,091
Other	310,255	417,489
TOTAL ASSETS	$135,820,795	$144,896,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$9,775,212	$17,697,616
Accounts payable	11,868,419	14,496,090
Accrued expenses	1,875,420	2,411,248
TOTAL CURRENT LIABILITIES	23,519,051	34,604,954
Borrowings, less current portion	1,048,703	1,536,959
TOTAL LIABILITIES	24,567,754	36,141,913
COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and March 31, 2007	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,977,289 and 29,417,289 shares issued as of September 30, 2007 and March 31, 2007, respectively	299,773	294,173
Additional paid-in capital	101,421,328	102,018,217
Retained earnings	45,542,662	45,618,841
	147,263,763	147,931,231
Less - 10,332,377 and 11,347,377 shares of common stock in treasury, at cost, at September 30, 2007 and March 31, 2007, respectively	(36,010,722)	(39,176,713)
TOTAL STOCKHOLDERS' EQUITY	111,253,041	108,754,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,820,795	$144,896,431

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net sales:
Unrelated customers, including licensing fees of $18,750 and $37,500 for the three and six months ended September 30, 2007 and 2006, respectively	$17,870,152	$15,455,123	$30,438,659	$35,638,606
Related parties	19,483,271	11,665,503	38,295,232	19,730,199
	37,353,423	27,120,626	68,733,891	55,368,805
Cost of goods sold:
Unrelated customers	10,659,401	8,106,081	16,524,506	19,019,537
Related parties	9,894,232	5,804,955	19,438,813	10,306,346
	20,553,633	13,911,036	35,963,319	29,325,883
Operating expenses:
Advertising and promotional	4,232,824	6,883,033	11,233,144	16,097,518
Selling and distribution	2,639,344	2,873,718	5,217,394	5,703,008
Royalties	3,226,721	2,657,219	5,939,062	4,252,813
General and administrative, (including share-based compensation expense of $16,201,950 for the six months ended September 30, 2006)	2,819,260	2,188,075	5,524,449	20,300,330
Depreciation and amortization	806,965	537,929	1,413,868	1,014,959
Total operating expenses	13,725,114	15,139,974	29,327,917	47,368,628
Gain on sale of property held for sale	—	—	—	494,465
Operating income (loss)	3,074,676	(1,930,384)	3,442,655	(20,831,241)
Other income (expense):
Interest income	—	5,664	93	17,271
Interest expense and bank charges	(407,658)	(850,613)	(854,420)	(1,551,493)
Gain on sale of investment in affiliate	—	1,774,624	—	1,774,624
Other income	497,771	—	497,771	—
Foreign exchange (loss) gain	(510)	—	(1,842)	14,331
Income (loss) from continuing operations before income taxes	3,164,279	(1,000,709)	3,084,257	(20,576,508)
Income tax (provision) benefit	(1,202,427)	1,466,480	(1,172,018)	3,806,576
Net income (loss) from continuing operations	1,961,852	465,771	1,912,239	(16,769,932)
Discontinued operations (Note P):
Income from operations of Perry Ellis fragrance brand	112,331	5,134,741	34,888	10,158,523
Income tax provision related to Perry Ellis brand	(42,685)	(1,951,202)	(13,257)	(3,860,239)
Income from discontinued operations	69,646	3,183,539	21,631	6,298,284
Net income (loss)	$2,031,498	$3,649,310	$1,933,870	$(10,471,648)
Income (loss) per common share:
Basic:
Continuing operations	$0.10	$0.03	$0.10	$(0.93)
Discontinued operations	$0.00	$0.17	$0.00	$0.35
Total	$0.10	$0.20	$0.10	$(0.58)
Diluted:
Continuing operations	$0.10	$0.02	$0.09	$(0.93)
Discontinued operations	$0.00	$0.16	$0.00	$0.35
Total	$0.10	$0.18	$0.09	$(0.58)

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	Common Stock				Treasury Stock
	Number Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total

Balance at April 1, 2007	29,417,289	$294,173	$102,018,217	$45,618,841	11,347,377	$(39,176,713)	$108,754,518

Net income				1,933,870			1,933,870
Excess tax deficiency			(1,187,177)				(1,187,177)
Issuance of common stock upon exercise of warrants	560,000	5,600	590,288				595,888

Issuance of common stock from treasury shares upon exercise of warrants				(2,010,049)	(1,015,000)	3,165,991	1,155,942

Balance at September 30, 2007	29,977,289	$299,773	$101,421,328	$45,542,662	10,332,377	$(36,010,722)	$111,253,041

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,933,870	$(10,471,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	—	16,201,950
Gain on sale of property held for sale	—	(494,465)
Gain on sale of investment in affiliate	—	(1,774,624)
Depreciation and amortization	1,413,868	1,014,959
Provision for doubtful accounts	628,719	180,000
Write downs of prepaid promotional supplies and inventories	570,000	570,000
Deferred income tax benefit	—	(1,058,034)
Changes in assets and liabilities:
Increase in trade receivables - customers	(8,947,215)	(2,144,753)
Increase in trade receivables - related parties	(6,032,830)	(5,141,084)
Decrease in receivable from sale of fragrance brand	2,272,233	—
Decrease in income tax receivable	5,739,255	—
Decrease (increase) in inventories, current	2,934,615	(28,747,628)
Decrease (increase) in prepaid expenses and other current assets	3,899,474	(4,630,549)
Decrease in inventories, non-current	3,902,862	—
Decrease in deferred tax asset	2,447,224	—
Decrease (increase) in other non-current assets	107,234	(190,263)
Increase (decrease) in accounts payable	(2,627,672)	10,202,633
Increase in accrued expenses and income taxes payable	(535,828)	(523,324)
Total adjustments	5,771,939	(16,535,182)
Net cash provided by (used in) operating activities	7,705,809	(27,006,830)
Cash flows from investing activities:
Redemption of certificate of deposit	—	1,026,534
Net decrease in restricted cash	522,643	5,011,145
Purchases of equipment and leasehold improvements, net	(195,986)	(3,670,963)
Purchases of trademarks	(185,726)	(187,379)
Net proceeds from the sale of property held for sale	—	14,512,703
Net proceeds from the sale of investment in affiliate	—	3,423,147
Deposit on brand sale	—	1,000,000
Net cash provided by investing activities	140,931	21,115,187
Cash flows from financing activities:
(Repayments) proceeds - line of credit with GMACCC, net	(7,956,110)	17,791,236
Proceeds - capital leases with Provident Equipment Leasing, net	—	2,761,266
Repayment - mortgage payable on property held for sale	—	(12,661,124)
Repayments on capital leases	(454,550)	—
Excess tax deficiency resulting from exercise of warrants	(1,187,177)	—
Proceeds from issuance of common stock	595,888	264,540
Proceeds from issuance of common stock from treasury shares	1,155,942	—
Net cash (used in) provided by financing activities	(7,846,007)	8,155,918
Effect of exchange rate changes on cash	—	(53)
Net increase in cash and cash equivalents	733	2,264,222
Cash and cash equivalents, beginning of period	14,271	49,822
Cash and cash equivalents, end of period	$15,004	$2,314,044

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. It holds licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific (OP), Maria Sharapova, Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

The accompanying condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”), and Parlux Ltd. (jointly referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share.

The Company generated a significant net loss from continuing operations in the year ended March 31, 2007. The Company’s business plan for the year ended March 31, 2008 includes spending reductions, including consolidation of its warehouse and distribution activities to its New Jersey facility, moving from its present office/warehouse facility into smaller, less expensive corporate offices and close monitoring of all advertising and promotional expenditures. The Company has revised its production and purchasing procedures in order to reduce inventory levels. Certain low margin, multiple product value sets, previously sold to international distributors, have been eliminated or modified to reduce their cost of goods. Based on the Company’s business plan for 2008, the Company believes that its current cash and cash equivalents, availability from its revolving credit facility (see Note E) and expected cash from operations will be sufficient to fund its operations and capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company’s business plan will be accomplished and will generate sufficient cash flows to meet the Company’s cash requirements and working capital needs. The current business environment may increase the difficulty of obtaining new financing, if needed.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“United States” or “US”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the SEC on July 11, 2007.

B.

Share-Based Compensation

The Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Plans"). Under the Plans, the Company reserved 1,000,000 shares of common stock; 466,174 options (including 97,900 granted during August 2007 discussed below) were granted of which 368,274 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (1,419,000 of which are outstanding at September 30, 2007), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

Effective April 1, 2006, the beginning of the Company's first quarter of fiscal 2007, the Company became subject to the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" (“SFAS No. 123R”), using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options and warrants which are granted, modified or vested subsequent to April 1, 2006. As of March 31, 2006, all options and warrants were fully vested, and as such, adopting SFAS No. 123R on April 1, 2006, did not have an effect on the Company’s results of operations or financial position. The compensation expense recognized will include the estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Concurrent with the Stock Split, effected on June 16, 2006, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, during the six months ended September 30, 2006, the Company was required to record share-based compensation in the amount of $16,201,950, reflecting the change in the warrants’ fair value before and after the Stock Split. This non-cash charge was previously included as a separate component in operating expenses for the six months ended September 30, 2006 and has been included in general and administrative expenses for the current period presentation. The Company also recorded a deferred tax benefit of $1,058,034 as a result of the charge, which reduced income tax expense for the period. See Note I for further discussion of this tax benefit.

The fair value of the warrants at the date of the modification was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years)	4-7
Expected volatility	65%
Risk-free interest rate	6%
Dividend yield	0%

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

On August 22, 2007, the Company granted, to various employees, options under the Plan to acquire 97,900 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007.  These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $162,328, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rates	6%
Dividend yield	0%

The expected life of the options represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

A summary of stock option and warrant activity during the six months ended September 30, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	2,994,000	$1.14	4.10	$13,302,145
Granted	97,900	3.30	5.00	—
Exercised	(1,575,000)	1.11	3.93	4,638,020
Forfeited	—	—	—	—
Outstanding as of September 30, 2007	1,516,900	$1.30	3.84	$3,925,121
Exercisable as of September 30, 2007	1,419,000	$1.16	3.50	$3,867,360

Except for the 97,900 options granted during the six months ended September 30, 2007, all warrants outstanding as of September 30, 2007 were fully vested. Prior to July 24, 2007, upon exercise of the warrants, the Company issued previously authorized but unissued common stock to the warrant holders. Commencing July 24, 2007, upon the exercise of the warrants the Company issued shares from treasury shares to the warrant holders.  Of the 1,575,000 warrants exercised during the six months ended September 30, 2007, 1,015,000 shares were issued from treasury shares. The difference between the original cost of the treasury shares ($3,165,991) and the proceeds received from the warrant holders ($1,155,942) was recorded as a reduction in retained earnings.

The intrinsic value of the warrants exercised during the six months ended September 30, 2007 was approximately $4,638,000 and the tax benefit from the exercise of such warrants is expected to approximate $1,660,000 for income tax purposes. As of March 31, 2007, a deferred tax benefit of approximately $2,867,000 was provided on these warrants in connection with the share-based compensation charge discussed above. As of September 30, 2007, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $1,187,177 as a result of the exercise.

The following table summarizes information about the options and warrants outstanding at September 30, 2007, of which 1,419,000 are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
$0.93 - $1.22	1,399,000	$1.16	3.5	$3,825,560
$1.80	20,000	$1.80	5.5	41,800
$3.30	97,900	$3.30	5.0	57,761
	1,516,900	$1.30	3.8	$3,925,121

On October 11, 2007, the Company’s shareholders approved the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which reserved an additional 1,500,000 shares of common stock for equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subject to shareholder approval.  As of September 30, 2007, no awards had been granted under the 2007 Plan.

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively.  The Company anticipates recording share-based compensation expense totaling approximately $729,000 relating to the October 11, 2007 grants, which will be expensed over a three year period in accordance with the applicable vesting periods of the respective options.

C.

Inventories

The components of inventories are as follows:

	September 30, 2007	March 31, 2007
Finished products:
Fragrances	$42,363,821	$48,857,570
Watches	1,655,948	1,164,864
Handbags	418,856	31,359
Components and packaging material:
Fragrances	18,685,385	20,352,274
Watches	25,628	24,241
Raw material	3,137,921	3,144,728
	66,287,559	73,575,036
Less non-current portion	13,489,138	17,392,000
Current portion	$52,798,421	$56,183,036

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $5,259,000 and $4,333,000 at September 30, 2007 and March 31, 2007, respectively.

As is more fully described in Note J, one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company subsequently entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, Inc. at any point in the future, termination or modification of the license agreement could occur.

As of September 30, 2007, our inventories of GUESS? products totaled approximately $26.0 million, of which approximately $11.6 million has been classified as non-current (approximately $30.8 million and $16.5 million, respectively, at March 31, 2007). If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2007	March 31, 2007	Estimated Life (in years)
XOXO	$4,485,495	$4,670,727	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	654,417	468,691	5
Other	216,546	216,546	5-25
	8,176,819	8,176,325
Less – accumulated amortization	(4,797,586)	(4,263,542)
	$3,379,233	$3,912,783

During the year ended March 31, 2007, the Company recorded an impairment charge of $1,129,273 in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value.  During the quarter ended September 30, 2007, the Company recorded an additional impairment of $185,232.

E.

Borrowings

The composition of borrowings is as follows:

	September 30, 2007	March 31, 2007
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (7.50% at September 30, 2007) at the Company’s option.	$8,819,208	$16,775,318
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	1,907,262	2,342,069
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including interest, through December 2009.	97,445	117,188
	10,823,915	19,234,575
Less: long-term portion	1,048,703	1,536,959
Borrowings, current portion	$9,775,212	$17,697,616

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

At September 30, 2007, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which $8,819,208 ($16,775,318 as of March 31, 2007) was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of September 30, 2007, $751,253 ($1,273,896 as of March 31, 2007) was on deposit with our bank pending transfer.

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

As of September 30, 2007, we were not in compliance with our minimum EBITDA requirements.  We requested an amendment of our agreement from our lender, which was granted on November 9, 2007, and which revised such covenant at September 30, 2007. The Loan Agreement, as amended, also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of September 30, 2007.

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

F.

Related Party Transactions

Related party transactions include the following balances:

	September 30, 2007	March 31, 2007

Accounts receivable from related parties:
Perfumania	$20,065,292	$6,101,456
Other related parties	—	7,931,006
	$20,065,292	$14,032,462

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Sales from continuing operations to related parties:
Perfumania	$19,483,271	$4,159,960	$30,290,318	$5,282,242
Other related parties	—	7,505,543	8,004,914	14,447,957
	$19,483,271	$11,665,503	$38,295,232	$19,730,199

The Company had net sales from continuing operations of $30,290,318 and $5,282,242 during the six-month periods ended September 30, 2007 and 2006 ($19,483,271 and $4,159,960 during the three months ended September 30, 2007 and 2006, respectively), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”). These amounts exclude sales of Perry Ellis brand products during the six and three month periods ended September 30, 2006 in the amount of $4,554,099 and $2,887,276, respectively.

The Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions in ECMV until February 2004. Transactions with Perfumania have historically been presented as related party transactions.  ECMV’s current majority shareholders acquired an approximate 12.2% ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania continue to be presented as related party transactions. Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 260 retail outlets and the Company’s pricing and terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

The Company owned 378,101 shares of ECMV common stock, which was previously classified as an available-for-sale security. The Company’s adjusted cost basis for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147. Accordingly, the Company recorded a gain on sale of $1,774,624 in the accompanying condensed consolidated statements of operations for the period ended September 30, 2006 (See Note I for discussion of the income tax effect of the sale).

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved and imposes a specific dollar limit, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with its limits. Net trade accounts receivable owed by Perfumania to the Company totaled $20,065,292 and $6,101,456 at September 30, 2007 and March 31, 2007, respectively.

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company had declined to approximately 7.6%, further declining in the current quarter to less than 5%.

Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer included as related party activity. Net sales to these parties and reported as related party sales during the three months ended September 30, 2007 and 2006 were $0 and $7,505,543, respectively. Net sales to these parties during the six months ended September 30, 2007 and 2006 were $8,004,914 and $14,447,957 respectively. The above amounts exclude sales of the discontinued Perry Ellis product sales during the three and six months ended September 30, 2006 of $4,831,565 and $9,091,047, respectively.

As of March 31, 2007 trade receivables from related parties included $7,931,006 from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $77,000 and $1,067,000 for the six months ended September 30, 2007 and 2006, ($0 and $331,000 during the three months ended September 30, 2007 and 2006) respectively.

During the six months ended September 30, 2006, the Company purchased $773,614 ($386,807 during the three months ended September 30, 2006) in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s former Chairman and CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the six months ended September 30, 2006, the Company also purchased $16,575 (none during the three months ended September 30, 2006) of advertising space in these magazines. There were no such transactions during the three or six months ended September 30, 2007.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended September 30,
	2007	2006
Income from continuing operations	$1,961,852	$465,771
Income from discontinued operations	69,646	3,183,539
Net income	$2,031,498	$3,649,310
Weighted average number of shares issued	29,968,485	28,717,289
Weighted average number of treasury shares	(10,931,725)	(10,564,957)
Weighted average number of shares outstanding used in basic earnings per share calculation	19,036,760	18,152,332
Basic net income per common share – continuing operations	$0.10	$0.03
Basic net income per common share – discontinued operations	$0.00	$0.17
Weighted average number of shares outstanding used in basic earnings per share calculation	19,036,760	18,152,332
Effect of dilutive securities:
Stock options and warrants	1,449,266	2,694,095
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,486,026	20,486,427
Diluted net income per common share – continuing operations	$0.10	$0.02
Diluted net income per common share – discontinued operations	$0.00	$0.16
	Six Months Ended September 30,
	2007	2006
Income (loss) from continuing operations	$1,912,239	$(16,769,932)
Income from discontinued operations	21,631	6,298,284
Net income (loss)	$1,933,870	$(10,471,468)
Weighted average number of shares issued	29,713,409	28,659,158
Weighted average number of treasury shares	(11,138,415)	(10,564,957)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	18,574,994	18,094,201
Basic and fully diluted net income (loss) per common share – continuing operations(1)	$0.10	$(0.93)
Basic and fully diluted net income per common share – discontinued operations(1)	$0.00	$0.35
Weighted average number of shares outstanding used in basic earnings per share calculation	18,574,994	18,094,201
Effect of dilutive securities:
Stock options and warrants	1,846,237	—
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,421,231	18,094,201
Diluted net income (loss) per common share – continuing operations	$0.09	$(0.93)
Diluted net income per common share – discontinued operations(1)	$0.00	$0.35

———————

(1)

In accordance with paragraph 15 of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the six months ended September 30, 2006, as we incurred a loss from continuing operations for that period.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months Ended September 30,
	2007	2006
Cash paid for:
Interest	$854,420	$1,613,427
Income taxes	$132,950	$2,723,088

Supplemental disclosures of non-cash investing and financing activities are as follows:

Six months ended September 30, 2006:

•

Equipment in the amount of $200,000, acquired during the period, was included in accounts payable at September 30, 2006.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes for Continuing Operations

The tax provision for continuing operations for the three-month period ended September 30, 2007 reflects an estimated effective rate of 38%. The tax benefit in the prior period results from the difference in basis of the ECMV shares sold during the current period as such sale resulted in a capital loss of $1,083,823 for income tax purposes, for which we are able to offset with capital gains, as well as a portion of the gain in connection with the December 2006 Perry Ellis fragrance brand (See Notes M and O, respectively, for further discussion). The Company had previously recorded a non-cash charge of $2,858,447 during fiscal 2002, reducing the basis of the shares for financial reporting purposes.

The tax provision for the six-month period ended September 30, 2007, reflects an estimated effective rate of 38%. The tax provision for the six-month period ended September 30, 2006 is affected by a limitation on the estimated tax benefit that is expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current period reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As of March 31, 2007, the Company adjusted the deferred tax asset due to a change in the maximum allowable annual compensation deduction for corporate officers under Section 162 (m), as a result of the resignation of the Company’s former Chairman and CEO, in February 2007.  The provision for the six-month period ended September 30, 2006 also reflects the tax effects discussed above for the sale of the ECMV shares.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and September 30, 2007, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

J.

License and Distribution Agreements

During the year ended March 31, 2007, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Paris Hilton, GUESS?, Ocean Pacific (“OP”), Maria Sharapova, Andy Roddick, babyGund, Perry Ellis and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its Licensor. See Note O for further discussion.

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

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the six month period ended September 30, 2007 totaled $1,050,659 and $290,068, respectively ($704,438 and $923,133 for the six months ended September 30, 2006, respectively). Included in inventories at September 30, 2007, is approximately $1,681,576 and $418,856 relating to watches and handbags, respectively ($1,189,105 and $31,359 for watches and handbags at March 31, 2007). The Company anticipates preparing full segment disclosure as these operations become more significant.

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, adding alleged violations of securities laws, which the Company moved to dismiss of December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Plaintiffs have conducted very preliminary discovery.  Based on the allegations in the Amended Complaint and the information collected in the earlier litigation and presently known to the Company, it is believed that the Amended Complaint is without merit.

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

O.

Discontinued Operations

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (“PEI”) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006 and the closing took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63 million, and resulted in a pre-tax gain of approximately $34.3 million.

Beginning with the quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$56,236	$11,755,204	$36,150	$24,291,090
Operating income	$112,331	$5,134,741	$34,888	$10,158,523
Income from discontinued operations	$69,646	$3,183,539	$21,631	$6,298,284

As a result of the sale of the Perry Ellis fragrance brand, the activity for Perry Ellis is presented separately as discontinued operations. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2007 have been restated from the amounts previously reported, the effects of which are shown in the table below:

Reclassification	As Previously Reported	Perry Ellis Discontinued Operations	As Restated
Condensed Consolidated Statement of Operations for the three months ended

September 30, 2006:
Net Sales:
Unrelated customers	$19,491,484	$(4,036,361)	$15,455,123
Related parties	$19,384,346	$(7,718,843)	$11,665,503
Cost of Goods Sold:
Unrelated customers	$10,014,024	$(1,907,943)	$8,106,081
Related parties	$9,005,935	$(3,200,980)	$5,804,955
Condensed Consolidated Statement of Operations for the six months ended

September 30, 2006:
Net Sales:
Unrelated customers	$46,284,550	$(10,645,944)	$35,638,606
Related parties	$33,375,345	$(13,645,146)	$19,730,199
Cost of Goods Sold:
Unrelated customers	$23,826,954	$(4,807,417)	$19,019,537
Related parties	$16,413,034	$(6,106,688)	$10,306,346

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

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 9, 2007

Exhibit Index

Exhibit #	Description
10.1

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Neil J. Katz (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 30, 2007).*

10.2

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 30, 2007).*

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

———————

*     Exhibits 10.1 and 10.2 are management contracts or compensatory plans, contracts or arrangements.