Form 10-Q
period 2007-12-31
PARLUX FRAGRANCES INC
filed 2008-02-07
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2008
[Common Stock, $0.01 par value per share]	20,284,912 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements

See pages 16 to 32.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. We hold licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific (OP), Maria Sharapova, Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations. Investors are cautioned that forward-looking statements involve many risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K, for the year ended March 31, 2007. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the forward-looking information herein, which speaks only as of this date.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006 and did not include shares held in treasury. In connection with the Stock Split, we modified outstanding warrants. See Note B to the accompanying condensed consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the nine months ended December 31, 2006.

Recent Developments

Office Lease

On November 30, 2007, we entered into a lease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, which will serve as our new corporate headquarters.  We anticipate moving during the second week in February 2008 from our present 99,000 square foot office/warehouse facility, which is currently being marketed for sublease.  Warehouse operations have been consolidated into our 198,050 square foot distribution center in New Jersey.

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

Nicole Miller Fragrance License

On August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2008, and have recently resumed the manufacturing of certain previously developed Nicole Miller fragrances.

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

On April 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, we did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, we were not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and December 31, 2007, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, fragrance companies introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or if the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows.

We cannot accurately predict what affect, if any, the current economic instability will have on future results. In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores as well as implementing various inventory control initiatives. We expect that these store closings and the inventory control initiatives will continue to negatively affect our sales in the short term.

Results of Operations

As more fully discussed in Note O to the condensed consolidated financial statements, on December 6, 2006, we sold our Perry Ellis fragrance brand license back to Perry Ellis International (“PEI”) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The discussion on results of operations that follow are based upon the results from continuing operations and exclude any discussion of discontinued operations, unless specifically noted.

We do business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying condensed consolidated statements of operations.  As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was approximately 7.6%.  During the quarter ended September 30, 2007 his beneficial ownership declined to less than 5%.  Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions.  As of December 31, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was less than 2%.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine months ended December 31, 2007 and 2006 include approximately $3,279,000 and $4,417,000 respectively ($1,511,000 and $2,182,000 for the three months ended December 31, 2007 and 2006), relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

In addition, our sales tend to fluctuate with the seasons, as we experience increased sales during holiday gift giving periods assuming stable economic conditions.

Comparison of the three-month period ended December 31, 2007 with the three-month period ended December 31, 2006

Net Sales

During the three months ended December 31, 2007, net sales from continuing operations increased 3% to $44,543,788 as compared to $43,416,309 for the same period in the prior year. The increase is mainly attributable to an increase of $4,110,706 in gross sales of Paris Hilton brand fragrances, which included the recent launch of the new Can Can fragrance which began shipping in September 2007 and generated $4,270,310 in gross sales during the period. Gross sales of Paris Hilton accessories increased by $1,646,949 over the same period in the prior year, as watch sales increased by $1,992,377, but was partially offset by a $345,428 decrease in handbag sales.  Gross sales of GUESS? fragrances decreased $5,291,874 due to restrictions placed upon us by GUESS?, Inc. These restrictions are more fully discussed in Note J to our condensed consolidated financial statements.

Net sales to unrelated customers, which represented 79% of our total net sales for the three months ended December 31, 2007, increased by 18% to $35,055,318 as compared to $29,738,731 for the same period in the prior year, mainly as a result of the Paris Hilton brand sales discussed above. In addition,  effective as of July 1, 2007, sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales. Net sales to the U.S. department store sector decreased 15% to $13,288,524 for the three months ended December 31, 2007 as compared to $15,597,979 for the same period in the prior year, while net sales to unrelated international distributors increased 54% to $21,766,868 from $14,140,754 in the same period of the prior year. The increase in international net sales was primarily a result of growth in the Paris Hilton brand fragrances and accessories. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) decreased 31% to $9,488,470 for the three months ended December 31, 2007, compared to $13,677,578 for the same period in the prior year, mainly as a result of certain international distributers formerly reported as related parties who are no longer considered as such. As sales to these parties have decreased, our sales to Perfumania, Inc. (“Perfumania”) have increased. We anticipate that this trend will continue as sales to Perfumania increase as a result of increased access to its distribution channels. As discussed above, effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales.

Cost of Goods Sold

Our overall cost of goods sold decreased as a percentage of net sales to 50% for the three months ended December 31, 2007, compared to 58% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 49% and 53%, respectively, for the current year period, as compared to 61% and 53%, respectively, for the same period in the prior year.  The prior year period included a higher percentage of value sets sold to unrelated customers, which sets include multiple products and have a higher cost of goods compared to basic stock items.  The prior year period also included a higher percentage of sales of GUESS? products which sales, for the most part, have a lower margin than sales of our other products.

Total Operating Expenses

Total operating expenses decreased by 17% compared to the same period in the prior year to $21,896,502, from $26,312,768, decreasing as a percentage of net sales from 61% to 49%. The decrease is mainly attributable to lower advertising and promotional expenses.  An analysis of individual components of our operating expenses is discussed below.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 22% to $12,454,247, compared to $16,018,065 in the comparable prior year period, decreasing as a percentage of net sales from 37% to 28%. The current period reflects a targeted effort on the part of management to control these expenses in the current year.  During the current year period, we commenced a significant advertising campaign for the Paris Hilton fragrance brands in conjunction with the launch of Paris Hilton Can Can. During the prior year period we incurred promotional costs in connection with the continued roll out of Paris Hilton and GUESS? fragrances for women and men on a worldwide basis and GUESS GOLD women’s fragrance and Paris Hilton “Heiress” for women fragrance, mainly in U.S. department stores.

Selling and Distribution Costs

Selling and distribution costs decreased 13% to $3,358,058 compared to $3,874,413 in the comparable prior year period, decreasing as a percentage of net sales from 9% to 8%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility. The prior year period also included approximately $355,000 for inventory relocation costs in connection with our shifting of distribution activities to New Jersey.

Royalties

Royalties increased by 13% in the current period, to $3,301,514 from $2,918,811 in the corresponding prior year period, remaining relatively constant as a percentage of net sales at 7%. This rate, in comparison to actual rates under our various license agreements, is higher due to provisions for minimum royalties related to licensed accessory products (primarily our sunglass and cosmetics licenses, which have no sales).

General and Administrative Expenses

General and administrative expenses decreased 30% compared to the prior year period, from $2,833,276 to $1,975,670, and decreased as a percentage of sales to 4% from 7% in the prior year period. The decrease is due to a targeted effort on the part of management to reduce overall expenses while increasing accounting and financial resources in order to address and remediate the material weaknesses reported in our Annual Report on Form 10-K for the year ended March 31, 2007.  The prior year period also included approximately $547,000 of additional legal expenses than the current year period, as various litigation was resolved during fiscal 2007.

Depreciation and Amortization

Depreciation and amortization increased 21% in the current year period from $668,203 to $807,013 but remained constant as a percentage of sales at 2%. The increased expense reflects a $200,000 impairment charge for the XOXO fragrance license during the current period.

Operating Income (Loss)

As a result of the aforementioned factors, we generated operating income from continuing operations of $493,840 for the current period, compared to an operating loss from continuing operations of $8,218,192 for the comparable period in the prior year.

Net interest expense

Net interest expense (including bank charges, and net of interest income) decreased 63% to $217,067 in the current period as compared to net interest expense of $590,902 for the same period in the prior year, as we utilized less of our line of credit to finance receivables and inventory.

Income (Loss) from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for the current period was $288,648 compared to a loss from continuing operations before income taxes of $8,811,542 in the same period of the prior year.

Our tax provision (benefit) for the periods reflects an estimated effective rate of 38%.

As a result, income from continuing operations was $178,962 for the current year period compared to a loss from continuing operations of $5,463,157 in the comparable period of the prior year.

Income from discontinued operations, net of the tax effect, was $3,719 in the current year period due to sales of inventory from product returns processed during this quarter compared to income of $23,402,021 in the same period of the prior year.  The prior period includes a pretax gain of $34,277,316 from the sale of the Perry Ellis fragrance brand (See Note O to our condensed consolidated financial statements for further discussion).

As a result, net income for the three months ended December 31, 2007 was $182,681 as compared to net income of $17,938,864 in the corresponding prior year period.

Comparison of the nine-month period ended December 31, 2007 with the nine-month period ended December 31, 2006

Net Sales

During the nine months ended December 31, 2007, net sales from continuing operations increased 15% to $113,277,679 as compared to $98,785,112 for the same period for the prior year. The increase is mainly attributable to an increase of $29,818,654 in gross sales of Paris Hilton fragrance brands which included the recent launch of the new Can Can fragrance which commenced shipping in September 2007 and generated $5,500,267 in gross sales. Gross sales of Paris Hilton accessories increased by $1,360,106 over the same period in the prior year, as watch sales increased by $2,338,599, partially offset by a $978,493 decrease in handbag sales. Gross sales of GUESS? fragrances decreased $17,876,881 due to restrictions placed upon us by GUESS?, Inc. These restrictions are more fully discussed in Note J to our condensed consolidated financial statements.

Net sales to unrelated customers, which represented 58% of our total net sales for the nine-month period ended December 31, 2007, remained relatively constant at $65,493,977 compared to $65,377,336 for the same period in the prior year. As more fully discussed in Note F to our condensed consolidated financial statements, effective as of July 1, 2007, sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales. Net sales to the U.S. department store sector decreased 9% from $27,561,715 to $24,952,863, while net sales to international distributors increased 7% from $37,815,621 to $40,541,114. The increase in international net sales was primarily a result of growth in the Paris Hilton brand fragrances and accessories. This was partially offset by the reduced sales of GUESS? fragrance brands, as is more fully discussed in Note J to our condensed consolidated financial statements. Sales to related parties increased 43% to $47,783,702 compared to $33,407,776 for the same period in the prior year. The increase was attributable to increases of $23,832,164 in Paris Hilton brand fragrance sales, partially offset by reductions of $10,389,846 in GUESS? brand gross sales. We anticipate that this trend will continue as sales to Perfumania increase as a result of increased access to its distribution channels (See Note F to the condensed consolidated financial statements for further discussion of related parties).

Effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales.

Cost of Goods Sold

Our overall cost of goods sold decreased as a percentage of net sales to 51% for the nine months ended December 31, 2007, compared to 55% for the comparable prior year period. Cost of goods sold as a percentage of net sales to both unrelated customers and related parties approximated 51% for the current period, as compared to 57% and 52%, respectively, for the same period in the prior year. The prior year period included a higher percentage of sales of GUESS? products which sales, for the most part, have a lower margin than sales of our other products.

Total Operating Expenses

Total operating expenses decreased by 30% compared to the same period in the prior year from $73,668,482 to $51,224,419, decreasing as a percentage of net sales from 75% to 45%. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 26% to $23,687,391, compared to $32,115,580 in the prior year period, decreasing as a percentage of net sales from 33% to 21%.  The current year period reflects a targeted effort on the part of management to control such expenses in the current year. During the current year period, we commenced a significant advertising campaign for the Paris Hilton fragrance brands in conjunction with the launch of Paris Hilton Can Can.  During the prior year period we incurred promotional costs in connection with the continued roll out of Paris Hilton and GUESS? fragrances for women and men on a worldwide basis and the launch of the Paris Hilton “Heiress” and GUESS? GOLD for women fragrances, mainly in U.S. department stores.

Selling and Distribution Costs

Selling and distribution costs decreased 10% to $8,575,452 compared to $9,577,421 in the prior year period, decreasing as a percentage of net sales from 10% to 8%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility.  The prior year period also included approximately $649,000 and $355,000 in additional costs for temporary warehouse storage space and freight charges for relocation of inventory to New Jersey, respectively.

Royalties

Royalties increased by 29% in the current period, from $7,171,624 to $9,240,576, increasing as a percentage of net sales from 7% to 8%. We anticipate that this percentage will remain relatively constant at 8% or decrease slightly for the remainder of the fiscal year ending March 31, 2008.

General and Administrative Expenses

General and administrative expenses decreased 68% compared to the same period in the prior year, from $23,133,606 to $7,500,119, decreasing as a percentage of net sales from 23% to 7%. The decreased amount was mainly attributable to a share-based compensation charge in the prior year period of $16,201,950 relating to the modification of warrants in connection with the Stock Split (See Note B to our condensed consolidated financial statements for further discussion).  The prior year period also included approximately $728,000 of additional legal expenses than the current year period, as various litigation was resolved during fiscal 2007.  These decreases were  partially offset by targeted additions to our accounting staff and an increase in professional fees of approximately $376,000 to focus our remediation efforts and mitigate the material weaknesses in our internal controls, as well as additional reserves for uncollectible accounts receivable of approximately $279,000.

Depreciation and Amortization

Depreciation and amortization increased 33% over the prior year period from $1,670,251 to $2,220,881, remaining constant at 2% of net sales.  The increased expense reflects the depreciation and amortization of equipment and leasehold improvements related to our New Jersey facility which were placed in service in September 2006, coupled with approximately $385,000 of impairment charges for the XOXO fragrance license.

Gain on Sale of Property Held for Sale

The prior year period included a gain of $494,465 from the sale of a warehouse facility in Sunrise, Florida. See Note M to our condensed consolidated financial statements for further discussion.

Operating Income (Loss)

As a result of the above factors, we generated operating income from continuing operations of $3,936,495 for the current period, compared to an operating loss from continuing operations of $29,049,432 for the same period in the prior year.

Other Income and Gain on Sale of Investment

During the nine months ended December 31, 2007, we reported other income primarily related to a $497,770 gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory. The prior year period includes a gain from the sale of our investment in E Com Ventures, Inc. (“ECMV”) in the amount of $1,774,624. (See Note F to our condensed consolidated financial statements for further discussion).

Net interest expense

Net interest expense (including bank charges, and net of interest income) decreased 50% to $1,071,394 in the current period as compared to $2,125,124 for the same period in the prior year, as we utilized less of our line of credit to finance receivables and inventory.

Income (Loss) from Continuing Operations Before Income Taxes

Income from continuing operations before taxes for the current period was $3,372,905 compared to a net loss from continuing operations before taxes of $29,388,049 in the same period for the prior year. Our tax provision for the current year period reflects an estimated effective rate of 38%. The effective rate in the prior period reflects (1) a limitation on the estimated deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification, and (2) the $1,083,823 loss for income tax purposes resulting from the sale of our investment in ECMV (See Note F to our condensed consolidated financial statements for further discussion).  The benefit from the share-based compensation charge was limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior period reflected management’s best estimate at that time, based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. In February 2007, our former Chairman and CEO resigned. The estimated limitation on the deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification was reviewed and adjusted accordingly at the time we reported our results of operations for the year ended March 31, 2007.

As a result, net income from continuing operations is $2,091,201 for the current period compared to a net loss of $22,233,088 in the comparable period of the prior year.

Income from discontinued operations net of the tax effect, was $25,350 in the current year period due to sales of inventory from product returns processed during this period, along with certain promotional costs related to Perry Ellis, compared to income of $29,700,305 in the same period of the prior year, including the pretax gain of $34,277,316 from the sale of the Perry Ellis fragrance brand (See Note O to the accompanying condensed consolidated financial statements for further discussion).

As a result, net income for the nine months ended December 31, 2007 was $2,116,551 as compared to net income of $7,467,217 in the corresponding prior year period.

Liquidity and Capital Resources

Working capital increased to $95,705,667 as of December 31, 2007, compared to $79,459,920 at March 31, 2007, primarily as a result of current period net income, the reduction in non-current inventory and the issuance of common stock in connection with the exercise of warrants.

During the nine months ended December 31, 2007, net cash provided by operating activities was $27,971,307 compared to net cash used in operating activities of $36,495,303 during the comparable prior year period. The current year activity reflects an increase in trade receivables, along with a decrease in accounts payable, offset by a refund of income taxes paid in the prior year, decreases in inventories and prepaid expenses and receipt of the remaining balance due from the sale of the Perry Ellis fragrance license. The prior year activity included significant increases in inventory balances, as well as increases in prepaid expenses and other current assets.

For the nine months ended December 31, 2007, net cash provided by investing activities was $740,685 as compared to net cash provided by investing activities of $79,874,778 in the prior comparable period. The prior year amount includes proceeds of $57,500,000 from the sale of the Perry Ellis fragrance brand and $17,935,850 from the sale of the Sunrise facility sold in 2006 (See Note M to our condensed consolidated financial statements for further discussion) and the sale of our investment in our affiliate, partially offset by purchases of equipment and leasehold improvements for our New Jersey distribution facility. The prior year period also included a decrease of $7,966,720 in restricted cash pending transfer to our lender (the current period had a decrease of $1,273,896.)

During the nine months ended December 31, 2007, net cash used in financing activities was $16,391,630 compared to cash used of $30,773,213 in the prior year comparable period. The current period reflects the repayments of our credit facility and an increase of $1,424,450 in proceeds from the issuance of common stock, while the prior year period includes repayments of our credit facility and the mortgage on our Sunrise, Florida facility, as well as the purchase of $2,499,424 in treasury stock.

The net effect of our cash flow activity was an increase of approximately $12.3 million in our cash and cash equivalents.

As of December 31, 2007 and 2006, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2007	2006
Trade accounts receivable:
Unrelated (1)	104	97
Related:
Perfumania	84	152
Other related (2)	—	63
Total	97	92
Inventories	274	395

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $6,763,000 and $8,253,000 in 2007 and 2006, respectively.

(2)

Effective July 1, 2007, we no longer classify certain international distributors as related parties.  See Note F to our condensed consolidated financial statements for further discussion.

The increase in the number of days from 2006 to 2007 for unrelated customers was mainly attributable to increased sales to international distributors, whose terms, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. Due to restrictions on sales of GUESS? products and delays in receiving GUESS? products, certain international distributors exceeded their payment terms. We anticipate collection of these past due balances over the next few months.  We anticipate the number of days for the unrelated customer group will range between 75 and 90 days during the balance of fiscal 2008.

The number of days sales in trade receivables from Perfumania previously exceeded those of our other customers, due mainly to our long-term relationship and their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). Additionally, since sales to Perfumaina during our third quarter ended December 31, 2007 were less than each of the first and second quarters’ sales, the calculation of number of days sales in accounts receivable is shown as 84 days, on an annualized basis.  However, the actual number of days, based upon the actual ageing as of December 31, 2007, would be 112 days.  Management closely monitors our activity with Perfumania and holds periodic discussions with Perfumania management in order to review their anticipated payments for each quarter.

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

Due to the significant number of new product launches during fiscal year 2007, and the forecasted sales increases for these products, in particular, the GUESS? branded products, the number of days sales in inventory  increased during the prior year. During the nine months ended December 31, 2007, the number of days sales in inventory decreased in conjunction with management’s targeted efforts to reduce inventory levels. We anticipate that this trend will continue to improve over the next year, as these launched products reach full distribution and GUESS? approves additional international distribution channels (See Note J to our condensed consolidated financial statements for further discussion). As of December 31, 2007, $8,143,000 of our inventory, including $6,333,000 related to GUESS? brand products, has been classified as non-current. As of March 31, 2007, $17,392,000 of our inventory, including $16,150,000 related to GUESS? brand products had been classified as non-current. We have revised our production and purchasing forecasts in order to improve our inventory management.  We believe that the carrying value of our inventory at December 31, 2007, based on current conditions, is stated at the lower of cost or market.

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

At December 31, 2007, based on the borrowing base at that date, the credit line amounted to $29,319,000, of which there was no balance outstanding. Accordingly, we had this entire amount available under the credit line. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2007, $1,273,896 was on deposit with our bank pending transfer.  As of December 31, 2007 the restricted cash balance was zero.

Substantially all of our assets, excluding our New Jersey warehouse equipment, collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. As of March 31, 2007, we were not in compliance with the fixed charge covenant. We requested an amendment of the Loan Agreement from our lender, which was granted on June 27, 2007, and which revised such covenant through March 31, 2008. As of December 31, 2007 and September 30, 2007, we were not in compliance with our minimum earnings before income taxes, depreciation and amortization (“EBITDA”) requirements. We requested amendments of our agreement from our lender, which were granted on February 6, 2008 and November 9, 2007, respectively, and which revised such covenant at those dates. The Loan Agreement, as amended, also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of December 31, 2007.

As of December 31, 2007, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K 303, nor did we have any material commitments for capital expenditures.

Contractual Obligations

On November 30, 2007, we entered into an eight (8) year  lease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, which will serve as our new corporate headquarters.  We anticipate moving during the second week in February 2008 from our present 99,000 square foot office/warehouse facility, which is currently being marketed for sublease.  Annual rental on the new headquarters approximates $534,000 during the initial term, increasing 3% per annum thereafter.

Apart from the new office lease, discussed above, there were no material changes during the quarter ended December 31, 2007 in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended December 31, 2007, there have been no material changes to our exposures to market risks since March 31, 2007. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2007 for a complete discussion of our exposures to market risk.

Item 4.

Controls and Procedures

Parlux Fragrances, Inc.’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this report, based on the evaluation required by paragraph (b) of Rule 13a-15 under the Securities Act of 1934. They have concluded that, as of such date, several material weaknesses existed in our internal controls over financial reporting and consequently, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

Changes in internal control

Material weaknesses previously identified and remediated as of December 31, 2007

Management identified material weaknesses which were reported in our quarterly report on Form 10-Q for the quarter ended September 30, 2007.  In an effort to remediate some of these material weaknesses, management has made changes to certain internal controls over financial reporting, including the following:

1.

A number of Executive Management changes were made effective February 2007 to address the weaknesses identified in the Company’s internal control procedures initially identified as of March 31, 2006. The Board of Directors was reorganized and a new Chairman and Chief Executive Officer was appointed. The Company also appointed a new Chief Financial Officer in May 2007, to segregate duties previously performed by the Company’s Executive Vice President and Chief Operating Officer. Management developed an Audit Committee Review File which is provided to the Chair of the Audit Committee prior to the finalization of the Company’s Annual and Quarterly Reports on Forms 10-K and 10-Q. This file provides supporting documentation for all significant areas where estimates and the potential for management override could exist.

2.

The Company hired additional employees in finance and accounting, and revised duties within accounts payable and accounts receivable to segregate incompatible functions.

3.

Access to master files has been restricted and the Company implemented procedures whereby computer generated reports are prepared daily, identifying all changes to the accounts payable and accounts receivable master files. These reports are reviewed by a designated employee independent of the respective department’s activities.

4.

The Company implemented specific procedures for processing adjustments to accounts payable, including potential credits thereto.

As a result of changes in internal controls, the following material weaknesses in our internal control over financial reporting have been remediated during the quarter ended December 31, 2007, as follows:

1.

Lack of sufficient resources in our accounting and finance organization − The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting structure to support the activities of the Company. As of March 31, 2007, the Company had an insufficient number of personnel with clearly delineated and fully documented responsibilities to timely prepare and file its yearend financial statements and Annual Report on Form 10−K. In addition, the Company’s former Chief Financial Officer was responsible for preparing or compiling certain critical portions of the quarterly and annual financial information and was often responsible for performing the final review of this information.

2.

Lack of sufficient resources to provide for suitable segregation of duties − In connection with the lack of sufficient accounting and finance resources described above, certain financial and accounting personnel had incompatible duties that permitted creation, review, processing and potential management override of certain financial data without independent review and authorization. The increase in the Company’s administrative staffing had not been commensurate with the growth in the volume of business transactions.

3.

Inadequate access controls with regard to computer master file information − Certain of the Company’s personnel in accounts payable and accounts receivable had access and could make changes to master files without approval.

4.

Inadequate controls over the processing of adjustments to accounts payable − The internal controls over accounts payable were not designed or operating in a manner to effectively support the expenditure cycle. Certain adjustments were not processed timely and with proper approval. This material weakness was the result of aggregate deficiencies in internal control activities.

Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure and is consistent with management’s assessment that the previously mentioned material weaknesses were remediated.

Material weaknesses previously identified but not remediated as of December 31, 2007

Our management has reviewed the material weaknesses described below with our Audit Committee. To remediate these material weaknesses, we have implemented and continue to implement a number of changes to our internal control over financial reporting, including the following:

1.

All charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

2.

Advertising expenditures and commitments are being reviewed as part of the month end closing process to determine that billings have been received or accrued during that reporting period.

3.

Additional computer reports, listing all changes to the inventory master files are prepared daily. These reports are reviewed by a designated employee independent of the respective department’s activity. Additional personnel have been added to the department and the Company has implemented a procedure to reconcile significant inventory balances at third party locations on a periodic basis.

The Company will continue to fully test and assess the effectiveness of the internal control improvements that were implemented during the nine months ended December 31, 2007.

The following previously identified material weaknesses remain at December 31, 2007, as follows:

1.

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

2.

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

3.

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

In light of the material weaknesses described above, in preparing our financial statements as of and for the quarter ended December 31, 2007, we performed additional procedures to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles. Notwithstanding the material weaknesses listed above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods and dates presented.

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

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended complaint is without merit.

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

On May 18, 2007, we filed a motion to dismiss on behalf of Parlux, Messrs. Lekach and Buttacavoli on the basis that the complaint fails to state a cause of action against any of them. All other defendants moved to dismiss as well, on a host of different theories. At the same time we moved to transfer the case from the District of New Jersey to the Southern District of Florida, a motion in which 14 of the 17 defendants joined. After a hearing in December, the District Court in New Jersey granted the motion to transfer on January 2, 2008, and ordered the case transferred to the Southern District of Florida. The motions to dismiss are traveling with the case as is the customary practice. It is expected that the Florida Court will rule on those pending motions sometime in the last Spring or early Summer. There has been no discovery conducted. Plaintiff’s request for preliminary discovery to address jurisdictional issues was denied by the Court. Based on very preliminary analysis, since there has been no discovery to date, it appears that the Company and the individual defendants have meritorious defenses to all of the claims asserted.

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 1A.

Risk Factors

There were no material changes during the quarter ended December 31, 2007 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults on Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on October 11, 2007.  The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors and Approval of Stock Incentive Plan

All six nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Neil J. Katz	15,735,177	576,644
Anthony D’Agostino	15,473,443	838,378
Esther Egozi Choukroun	15,294,166	1,017,655
Glenn H. Gopman	15,178,786	1,133,035
Robert Mitzman	15,469,693	882,128
David Stone	15,056,666	1,255,155

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan was approved by stockholders as follows:

For	Against	Abstain
6,947,841	2,717,882	130,952

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit #	Description
10.2	The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration on Form S-8, filed on December 28, 2007.)
10.86	Office Sublease Agreement, dated as of November 30, 2007, between the Company and Tarragon South Development Corp.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,334,633	$14,271
Restricted cash	—	1,273,896
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $6,763,000 and $6,155,000, respectively	21,100,973	11,508,224
Trade receivables from related parties	12,088,389	14,032,462
Income tax receivable	3,192,366	8,820,296
Receivable from sale of fragrance brand	—	2,295,904
Inventories	46,821,661	56,183,036
Prepaid expenses and other current assets, net	9,754,982	15,006,230
Deferred tax assets, net	4,930,555	4,930,555
TOTAL CURRENT ASSETS	110,223,559	114,064,874
Inventories, non-current	8,143,000	17,392,000
Equipment and leasehold improvements, net	3,569,913	4,286,194
Trademarks and licenses, net	2,941,394	3,912,783
Deferred tax assets, net	2,294,737	4,823,091
Other	296,850	417,489
TOTAL ASSETS	$127,469,453	$144,896,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$973,320	$17,697,616
Accounts payable	9,770,938	14,496,090
Income taxes payable	166,699	—
Accrued expenses	3,606,935	2,411,248
TOTAL CURRENT LIABILITIES	14,517,892	34,604,954
Borrowings, less current portion	797,942	1,536,959
TOTAL LIABILITIES	15,315,834	36,141,913
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,977,289 and 29,417,289 shares issued as of December 31, 2007 and March 31, 2007, respectively	299,773	294,173
Additional paid-in capital	101,551,065	102,018,217
Retained earnings	45,353,427	45,618,841
	147,204,265	147,931,231
Less - 9,832,377 and 11,347,377 shares of common stock in treasury, at cost, at December 31, 2007 and March 31, 2007, respectively	(35,050,646)	(39,176,713)
TOTAL STOCKHOLDERS' EQUITY	112,153,619	108,754,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,469,453	$144,896,431

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales:
Unrelated customers, including licensing fees of $18,750 and $56,250 for the three and nine months ended December 31, 2007 and 2006, respectively	$35,055,318	$29,738,731	$65,493,977	$65,377,336
Related parties	9,488,470	13,677,578	47,783,702	33,407,776
	44,543,788	43,416,309	113,277,679	98,785,112
Cost of goods sold
Unrelated customers	17,143,476	18,078,930	33,667,982	37,216,966
Related parties	5,009,970	7,242,803	24,448,783	17,443,561
	22,153,446	25,321,733	58,116,765	54,660,527
Operating expenses:
Advertising and promotional	12,454,247	16,018,065	23,687,391	32,115,580
Selling and distribution	3,358,058	3,874,413	8,575,452	9,577,421
Royalties	3,301,514	2,918,811	9,240,576	7,171,624
General and administrative, (including share-based compensation expense of $210,867 for the three and nine months ended December 31, 2007 and $16,201,950 for the nine months ended December 31, 2006	1,975,670	2,833,276	7,500,119	23,133,606
Depreciation and amortization	807,013	668,203	2,220,881	1,670,251
Total operating expenses	21,896,502	26,312,768	51,224,419	73,668,482
Gain on sale of property held for sale	—	—	—	494,465
Operating income (loss)	493,840	(8,218,192)	3,936,495	(29,049,432)
Other income (expense):
Interest income	4,959	27,287	5,052	44,558
Interest expense and bank charges	(222,026)	(618,189)	(1,076,446)	(2,169,682)
Gain on sale of investment in affiliate	—	—	—	1,774,624
Other income	—	—	497,770	—
Foreign exchange (loss) gain	11,875	(2,448)	10,034	11,883
Income (loss) from continuing operations before income taxes	288,648	(8,811,542)	3,372,905	(29,388,049)
Income tax (provision) benefit	(109,686)	3,348,385	(1,281,704)	7,154,961
Income (loss) from continuing operations	178,962	(5,463,157)	2,091,201	(22,233,088)
Discontinued operations (Note O):
Income from operations of Perry Ellis fragrance brand	5,999	37,745,195	40,887	47,903,718
Income tax provision related to Perry Ellis brand	(2,280)	(14,343,174)	(15,537)	(18,203,413)
Income from discontinued operations	3,719	23,402,021	25,350	29,700,305
Net income	$182,681	$17,938,864	$2,116,551	$7,467,217
Income (loss) per common share:
Basic:
Continuing operations	$0.01	$(0.30)	$0.11	$(1.23)
Discontinued operations	$0.00	$1.28	$0.00	$1.64
Total	$0.01	$0.98	$0.11	$0.41
Diluted:
Continuing operations	$0.01	$(0.30)	$0.10	$(1.23)
Discontinued operations	$0.00	$1.28	$0.00	$1.64
Total	$0.01	$0.98	$0.10	$0.41

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED DECEMBER 31, 2007

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number Issued	Par Value			Number of Shares	Cost

Balance at April 1, 2007	29,417,289	$294,173	$102,018,217	$45,618,841	11,347,377	$(39,176,713)	$108,754,518

Net income				2,116,551			2,116,551
Excess tax deficiency			(1,268,307)				(1,268,307)
Issuance of common stock upon exercise of warrants	560,000	5,600	590,288				595,888
Issuance of common stock from treasury shares upon exercise of warrants				(2,381,965)	(1,515,000)	4,126,067	1,744,102
Share-based compensation from option grants			210,867				210,867
Balance at December 31, 2007	29,977,289	$299,773	$101,551,065	$45,353,427	9,832,377	$(35,050,646)	$112,153,619

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,116,551	$7,467,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	210,867	16,201,950
Gain on sale of property held for sale	—	(494,465)
Gain on sale of Perry Ellis fragrance brand		(34,277,316)
Gain on sale of investment in affiliate	—	(1,774,624)
Depreciation and amortization	2,220,881	1,670,251
Provision for doubtful accounts	718,719	440,000
Write downs of prepaid promotional supplies and inventories	855,000	1,255,000
Deferred income tax benefit	—	(1,058,034)
Changes in assets and liabilities:
(Increase) decrease in trade receivables - customers	(10,311,468)	824,145
Decrease (increase) in trade receivables - related parties	1,944,073	(1,013,436)
Decrease in receivable from sale of fragrance brand	2,295,904	—
Decrease in income tax receivable	5,627,930	—
Decrease (increase) in inventories, current	8,686,375	(29,199,666)
Decrease (increase) in prepaid expenses and other current assets	5,071,248	(4,329,525)
Decrease in inventories, non-current	9,249,000	—
Decrease in deferred tax asset	2,528,354	—
Decrease in other non-current assets	120,639	47,786
Decrease in accounts payable	(4,725,152)	(2,102,433)
Increase in accrued expenses and income taxes payable	1,362,386	9,847,847
Total adjustments	25,854,756	(43,962,520)
Net cash provided by (used in) operating activities	27,971,307	(36,495,303)
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand		57,500,000
Redemption of certificate of deposit	—	1,026,534
Net decrease in restricted cash	1,273,896	7,966,720
Purchases of equipment and leasehold improvements, net	(327,799)	(4,314,671)
Purchases of trademarks	(205,412)	(239,655)
Net proceeds from the sale of property held for sale	—	14,512,703
Net proceeds from the sale of investment in affiliate	—	3,423,147
Net cash provided by investing activities	740,685	79,874,778
Cash flows from financing activities:
Repayments - line of credit with GMACCC, net	(16,775,318)	(19,081,787)
Proceeds - capital leases with Provident Equipment Leasing, net	—	2,761,266
Repayment - mortgage payable on property held for sale	—	(12,868,808)
Repayments on capital leases	(687,995)	—
Excess tax deficiency resulting from exercise of warrants	(1,268,307)	—
Purchases of treasury stock	—	(2,499,424)
Proceeds from exercise of warrants	595,888	915,540
Proceeds from Issuance of common stock from treasury shares due to exercise of warrants	1,744,102	—
Net cash used in financing activities	(16,391,630)	(30,773,213)
Effect of exchange rate changes on cash	—	(56)
Net increase in cash and cash equivalents	12,320,362	12,606,206
Cash and cash equivalents, beginning of period	14,271	49,822
Cash and cash equivalents, end of period	$12,334,633	$12,656,028

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“United States” or “US”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the entire current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

B.

Share-Based Compensation

On October 11, 2007, the Company’s stockholders approved the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which reserved an additional 1,500,000 shares of common stock for equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subject to stockholder approval.

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively.  The fair value of the combined October 11, 2007 options was determined to be $728,784.  The directors’ options were expensed as share-based compensation during the current quarter, while the executives’ options will be expensed as share-based compensation over a three year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

The Company had two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,500 granted during August 2007 discussed below) were granted of which 368,274 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (919,000 of which are outstanding at December 31, 2007), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

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

On August 22, 2007, the Company granted, to various employees, options under the Employee Plans to acquire 102,850 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007.  These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $170,536, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

A summary of stock option and warrant activity during the nine months ended December 31, 2007 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	2,994,000	$1.14	4.10	$13,302,145
Granted	417,850	4.28	4.75	—
Exercised	(2,075,000)	1.13	3.82	6,187,860
Forfeited	—	—	—	—
Outstanding as of December 31, 2007	1,336,850	$2.13	3.72	$2,785,830
Exercisable as of December 31, 2007	994,000	$1.42	2.56	$2,703,550

Except for the 102,850 and 240,000 options granted during the nine months ended December 31, 2007, all options and warrants outstanding as of December 31, 2007 were fully vested. Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders.  Of the 2,075,000 warrants exercised during the nine months ended December 31, 2007, 1,515,000 shares were issued from treasury shares. The difference between the original cost of the treasury shares ($4,126,067) and the proceeds received from the warrant holders ($1,744,102) was recorded as a reduction in retained earnings.

The intrinsic value of the warrants exercised during the nine months ended December 31, 2007 was approximately $6,188,000 and the tax benefit from the exercise of such warrants is expected to approximate $1,772,000 for income tax purposes. As of March 31, 2007, a deferred tax benefit of approximately $3,060,000 was provided on these warrants in connection with the share-based compensation charge discussed above. During the nine-month period ended December 31, 2007, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $1,268,307 as a result of the exercise.

The following table summarizes information about the options and warrants outstanding at December 31, 2007, of which 994,000 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.93	-	$1.22	899,000	$1.14	3.2	$2,657,550
		$1.80	20,000	$1.80	5.2	46,000
		$3.30	102,850	$3.30	4.7	82,280
		$4.60	315,000	$4.60	4.7	—
			1,336,850	$2.13	3.7	$2,785,830

Included in general and administrative expenses for the three and nine-month periods ended December 31, 2007, is $210,867 of share-based compensation relating to the options issued in August and November 2007.

C.

Inventories

The components of inventories are as follows:

	December 31, 2007	March 31, 2007
Finished products:
Fragrances	$32,817,419	$48,857,570
Watches	2,029,216	1,164,864
Handbags	379,473	31,359
Components and packaging material:
Fragrances	16,830,755	20,352,274
Watches	29,204	24,241
Raw material	2,878,584	3,144,728
	54,964,661	73,575,036
Less non-current portion	8,143,000	17,392,000
Current portion	$46,821,661	$56,183,036

The cost of inventories includes product costs and handling charges, including an allocation of the Company’s applicable overhead in the approximate amount of $4,694,000 and $4,333,000 at December 31, 2007 and March 31, 2007, respectively.

As is more fully described in Note J, one of the Company’s licensors, GUESS? Inc., filed a complaint against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company subsequently entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. The complaint was subsequently withdrawn.  If the Company were to be found in breach of its agreement with GUESS?, Inc. at any point in the future, termination or modification of the license agreement could occur.

As of December 31, 2007, our inventories of GUESS? products totaled approximately $18.8 million, of which approximately $6.3 million has been classified as non-current (approximately $30.8 million and $16.5 million, respectively, at March 31, 2007). If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2007	March 31, 2007	Estimated Life (in years)
XOXO	$4,285,495	$4,670,727	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	674,103	468,691	5
Other	216,546	216,546	5-25
	7,996,505	8,176,325
Less – accumulated amortization	(5,055,111)	(4,263,542)
	$2,941,394	$3,912,783

During the year ended March 31, 2007, the Company recorded an impairment charge of $1,129,273 in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value.  During the nine-months ended December 31, 2007, the Company recorded an additional impairment charge of $385,232 in connection with this license.

E.

Borrowings

The composition of borrowings is as follows:

	December 31, 2007	March 31, 2007
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (7.25% at December 31, 2007) at the Company’s option.	$—	$16,775,318
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including interest, through July 2009.	1,683,825	2,342,069
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including interest, through December 2009.	87,437	117,188
	1,771,262	19,234,575
Less: long-term portion	797,942	1,536,959
Borrowings, current portion	$973,320	$17,697,616

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

At December 31, 2007, based on the borrowing base at that date, available borrowing under the credit line amounted to $29,319,000, of which there was no balance outstanding.  As of March 31, 2007, $16,775,318 was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of December 31, 2007, the restricted cash balance was zero.  As of March 31, 2007, $1,273,896 was on deposit with our bank pending transfer.

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

As of December 31, 2007 and September 30, 2007, we were not in compliance with our minimum EBITDA requirements.  We requested amendments of our agreement from our lender, which were granted on February 6, 2008 and November 9, 2007, respectively, and which revised such covenant at those dates. The Loan Agreement, as amended, also contains certain financial covenants relating to net worth, interest coverage and other financial ratios, which we were in compliance with as of December 31, 2007 and September 30, 2007.

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

F.

Related Party Transactions

Related party transactions include the following balances:

	December 31, 2007	March 31, 2007

Accounts receivable from related parties:
Perfumania	$12,088,389	$6,101,456
Other related parties	—	7,931,006
	$12,088,389	$14,032,462

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Sales from continuing operations to related parties:
Perfumania	$9,488,470	$1,996,771	$39,778,788	$7,279,013
Other related parties	—	11,680,807	8,004,914	26,128,763
	$9,488,470	$13,677,578	$47,783,702	$33,407,776

The Company had net sales from continuing operations of $39,778,788 and $7,279,013 during the nine-month periods ended December 31, 2007 and 2006 ($9,488,470 and $1,996,771 during the three months ended December 31, 2007 and 2006, respectively), respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”). These amounts exclude sales of Perry Ellis brand products during the nine and three month periods ended December 31, 2006 in the amount of $5,512,469 and $958,370, respectively.

The Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions in ECMV until February 2004. Transactions with Perfumania have historically been presented as related party transactions.  ECMV’s current majority shareholders acquired an approximate 12.2% ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania continue to be presented as related party transactions. Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 275 retail outlets and the Company’s pricing and terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

The Company owned 378,101 shares of ECMV common stock, which was previously classified as an available-for-sale security. The Company’s adjusted cost basis for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147. Accordingly, the Company recorded a gain on sale of $1,774,624 in the accompanying condensed consolidated statements of operations for the nine-month period ended December 31, 2006 (See Note I for discussion of the income tax effect of the sale).

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, considering Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with its limits. Net trade accounts receivable owed by Perfumania to the Company totaled $12,088,389 and $6,101,456 at December 31, 2007 and March 31, 2007, respectively.

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company had declined to approximately 7.6%, further declining during the quarter ended September 30, 2007, to less than 5% (less than 2% at December 31, 2007).

Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer included as related party activity. Net sales to these parties and reported as related party sales during the three months ended December 31, 2007 and 2006 were $0 and $11,680,807, respectively. Net sales to these parties during the nine months ended December 31, 2007 and 2006 were $8,004,914 and $26,128,763 respectively. The above amounts exclude sales of the discontinued Perry Ellis product during the three and nine months ended December 31, 2006 of $5,936,742 and $15,027,792, respectively.

As of March 31, 2007 trade receivables from related parties included $7,931,006 from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $77,000 and $1,801,000 for the nine months ended December 31, 2007 and 2006, ($0 and $734,000 during the three months ended December 31, 2007 and 2006) respectively.

During the nine months ended December 31, 2006, the Company purchased $1,160,420 ($386,807 during the three months ended December 31, 2006) in television advertising on the “Adrenalina” show, which is broadcast in various U.S. markets and Latin American countries. The Company’s former Chairman and CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the nine months ended December 31, 2006, the Company also purchased $21,875 ($4,075 during the three months ended December 31, 2006) of advertising space in these magazines. There were no such transactions during the three or nine months ended December 31, 2007.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	Three Months Ended December 31,
	2007	2006
Income (loss) from continuing operations	$178,962	$(5,463,157)
Income from discontinued operations	3,719	23,402,021
Net income	$182,681	$17,938.864
Weighted average number of shares issued	29,977,289	28,945,550
Weighted average number of treasury shares	(10,042,703)	(10,674,805)
Weighted average number of shares outstanding used in basic earnings per share calculation	19,934,586	18,270,745
Basic net income (loss) per common share – continuing operations	$0.01	$(0.30)
Basic net income per common share – discontinued operations	$0.00	$1.28
Weighted average number of shares outstanding used in basic earnings per share calculation	19,934,586	18,270,745
Effect of dilutive securities:
Stock options and warrants	819,778	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,754,364	18,270,745
Diluted net income (loss) per common share – continuing operations(1)	$0.01	$(0.30)
Diluted net income per common share – discontinued operations(1)	$0.00	$1.28
Antidilutive securities not included in diluted earnings per share calculation:
Options and warrants to purchase common stock	417,850	2,494,000
Exercise Price	$3.30-$4.60	$0.93-$1.80

	Nine Months Ended December 31,
	2007	2006
Income (loss) from continuing operations	$2,091,201	$(22,233,088)
Income from discontinued operations	25,350	29,700,305
Net income	$2,116,551	$7,467,217
Weighted average number of shares issued	29,801,689	28,736,860
Weighted average number of treasury shares	(10,771,850)	(10,601,706)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	19,029,839	18,135,154
Basic net income (loss) per common share – continuing operations(1)	$0.11	$(1.23)
Basic net income per common share – discontinued operations(1)	$0.00	$1.64
Weighted average number of shares outstanding used in basic earnings per share calculation	19,029,839	18,135,154
Effect of dilutive securities:
Stock options and warrants	1,502,774	—
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,532,613	18,135,154
Diluted net income (loss) per common share – continuing operations(1)	$0.10	$(1.23)
Diluted net income per common share – discontinued operations(1)	$0.00	$1.64
Antidilutive securities not included in diluted earnings per share calculation:
Options and warrants to purchase common stock	417,850	2,494,000
Exercise Price	$3.30-$4.60	$0.93-$1.80

———————

(1)

In accordance with paragraph 15 of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the three and nine months ended December 31, 2006, as we incurred a loss from continuing operations for those periods.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended December 31,
	2007	2006
Cash paid for:
Interest	$1,274,274	$2,231,902
Income taxes	$854,420	$2,634,259

Supplemental disclosures of non-cash investing and financing activities are as follows:

Nine months ended December 31, 2006:

•

The consideration received from the sale of the Perry Ellis fragrance brand and assets related thereto, included an accounts receivable of $5,035,694, pending final inventory valuations.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

I.

Income Taxes for Continuing Operations

The tax provision for continuing operations for the three-month periods ended December 31, 2007 and 2006 and the nine-month period ended December 31, 2007 reflect an estimated effective rate of 38%.

The tax provision for the nine-month period ended December 31, 2006 was affected by:

(1)

a limitation on the estimated tax benefit that is expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior year period reflected management’s best estimate at that time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified. As of March 31, 2007, the Company adjusted the deferred tax asset due to a change in the maximum allowable annual compensation deduction for corporate officers under Section 162 (m), as a result of the resignation of the Company’s former Chairman and CEO, in February 2007.

(2)

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

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”) Accounting for Income Tax Uncertainties, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits and, accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and December 31, 2007, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

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

GUESS?, Inc. (“GUESS?”) filed a complaint against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it represented a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, payment of liquidated damages in the amount of $500,000, in nine equal monthly installments of $55,556, (which was expensed in the year ended March 31, 2007), as well as strict monitoring of distribution channels. The complaint was subsequently withdrawn.  Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company stopped shipments to international distributors. Over the last six months GUESS? has approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

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

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the fall of 2008, and has recently resumed the manufacturing of certain previously developed Nicole Miller fragrances.

K.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the nine- month period ended December 31, 2007 totaled $3,074,741 and $307,111, respectively ($736,142 and $1,285,604 for the nine months ended December 31, 2006, respectively). Included in inventories at December 31, 2007, is  $2,058,420 and $379,473 relating to watches and handbags, respectively ($1,189,105 and $31,359 for watches and handbags at March 31, 2007). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, adding alleged violations of securities laws, which the Company moved to dismiss of December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended complaint is without merit.

On March 2, 2007, the Company, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc. Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by Plaintiff Victory International (“Victory”) relates to Perry Ellis International’s failure to consent to the assignment by the Company of its contractual license to the Perry Ellis brand of perfumes. The Plaintiff is alleging that Perry Ellis International unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against the Company. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of the directors of the Company with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with Perry Ellis International to prevent Victory from obtaining the license. On May 18, 2007, the Company, along with Messrs Lekach and Buttacavoli, filed a motion to dismiss on the basis that the complaint failed to state a cause of action against any of them. All other defendants moved to dismiss as well, on a host of different theories. At the same time we moved to transfer the case from the District of New Jersey to the Southern District of Florida, a motion in which 14 of the 17 defendants joined. After a hearing in December, the District Court in New Jersey granted the motion to transfer on January 2, 2008, and ordered the case transferred to the Southern District of Florida. The motions to dismiss are traveling with the case as is the customary practice. It is expected that the Florida Court will rule on those pending motions sometime in the last Spring or early Summer. There has been no discovery conducted. Plaintiff’s request for preliminary discovery to address jurisdictional issues was denied by the Court. Based on very preliminary analysis, since there has been no discovery to date, it appears that the Company and the individual defendants have meritorious defenses to all of the claims asserted.

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

N.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“ SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

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

Beginning with the quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net revenues	$5,999	$11,701,541	$40,887	$35,992,631
Gain on sale of brand	—	$34,277,316	—	$34,277,316
Operating income	$5,999	$37,745,195	$40,887	$47,903,718
Income from discontinued operations	$3,719	$23,402,021	$25,350	$29,700,305

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: February 7, 2008

Exhibit Index

Exhibit #	Description
10.2	The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration on Form S-8, filed on December 28, 2007.)
10.86	Office Sublease Agreement, dated as of November 30, 2007, between the Company and Tarragon South Development Corp.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.