Form 10-K
period 2008-03-31
PARLUX FRAGRANCES INC
filed 2008-06-09
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-15491

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	22-2562955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL 33309

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 28, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,251,634  based on a closing sale price of $3.89 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2008
Common Stock, $ .01 par value per share	20,679,912 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12,13 & 14) is incorporated by reference from the registrant’s definitive proxy statement related to its 2008 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Page
PART I

Item 1.

Business

1

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

15

Item 4.

Submission Of Matters To A Vote Of Security Holders

17

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder
Matters And Issuer Purchases Of Equity Securities

17

Item 6.

Selected Financial Data

20

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

21

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk

35

Item 8.

Financial Statements And Supplementary Data

35

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

35

Item 9A.

Controls And Procedures

35

Item 9B.

Other Information

39

PART III

Item 15.

Exhibits, Financial Statement Schedules

39

Item 1.

BUSINESS.

Introduction

Parlux Fragrances, Inc. is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige segment (distributed primarily through department and specialty stores) and a mass market segment (distributed primarily through chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige segment.

During the fiscal year ended March 31, 2008, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific (OP), Maria Sharapova, Andy Roddick, and babyGUND fragrances and grooming items on an exclusive basis as a licensee.

During 2005, we expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, and small leather goods. Such products, which have similar distribution channels as our fragrance products, are intended to strengthen our position with our current customers and distributors while providing incremental sales volume.

We were incorporated as a Delaware corporation in 1984. Our common stock, par value $0.01, is listed on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) Global Select Market under the symbol "PARL." For information concerning our financial condition, results of operations and related financial data, you should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this document. You should also review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors.”

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

Availability of Reports and Other Information

Our corporate website is www.parlux.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “SEC”). We also make available on our website copies of materials regarding our corporate governance policies and practices. You also may obtain a printed copy of the foregoing materials by sending a written request to: Corporate Secretary, Parlux Fragrances, Inc. 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309. In addition, the Commission’s website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC’s website is not part of this document.

Recent Developments

Office Lease

On November 30, 2007, we entered into a lease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, which serves as our new corporate headquarters.  The lease is for eight (8) years, expiring in 2016.  We moved during the second week in February 2008 from our former 99,000 square foot office/warehouse facility, also in Fort Lauderdale, which is currently being marketed for sublease.  Warehouse operations have been consolidated into our 198,050 square foot leased distribution center in New Jersey.

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

We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate that the first fragrance under this agreement will be launched in late summer 2008.

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

Josie Natori Fragrance License

Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012 or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

Queen Latifah  Fragrance License

Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014 , and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $20 to $65 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal 2008, we completed the design process and production of PARIS HILTON “Can Can” for women and GUESS? by Marciano for women.

During the last three fiscal years, the following brands have accounted for 10% or more of our gross sales from continuing operations:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
PARIS HILTON (including accessories)	68%	56%	69%
GUESS?	23%	37%	20%

Under a separate license agreement, we developed a line of “limited edition” watches under the Paris Hilton brand which were introduced during the 2005 holiday season. The initial “limited edition” products retailed at prices ranging from $100,000 to $150,000. A “fashion watch” is now available for sale, which retails at prices ranging from $85 to $200 per item. We sell the “fashion watch” directly to a limited number of U.S. department store customers through our own sales force and through distribution agreements for international markets. We are working closely with several watch manufacturers to establish products at different price levels.

In addition, we entered into various distribution agreements with Paris Hilton Entertainment, Inc. for handbags, purses, wallets, and other small leather goods (“handbags”), which have been shipped in the U.S. and certain international markets, and cosmetics and sunglasses. We are currently analyzing different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or sublicensing of our rights thereunder.  During the year ended March 31, 2008, we sublicensed the international rights for handbags generating $460,000 in sublicense revenue.  We anticipate minimum revenues of $360,000 under this sublicense for fiscal 2009.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,500 retail outlets in the United States. Additionally, we sell a number of our products to Perfumania Inc. (“Perfumania”), which is a specialty retailer of fragrances with approximately 315 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico. Perfumania is a wholly-owned subsidiary of E Com Ventures, Inc. (“ECMV”). Our former Chairman and CEO had a significant equity interest in ECMV and held identical management positions in ECMV until February 2004, when he sold most of his shares in ECMV to Glenn and Stephen Nussdorf (the “Nussdorfs”). Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. Parlux previously maintained an approximate 13% ownership interest in ECMV until we sold all of our shares in ECMV during August and September 2006. The Nussdorfs acquired an approximate 12.2% (at that time) ownership interest in Parlux during August and September 2006 and accordingly, all transactions with ECMV or Perfumania have been reported as Related Party transactions.  The Nussdorfs currently own approximately 10.7% of our outstanding shares.

In addition, we have distribution agreements with unrelated third parties to market and distribute handbags in North America and certain international markets, and we utilize a combination of our own sales force and independent commissioned sales representatives to reach the market for watches.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Gross sales to unrelated international customers amounted to approximately 40%, 37%, and 38% of our total net sales from continuing operations during the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

Raw Materials

Raw materials and components (“raw materials”) for our fragrance products are available from sources in the United States, Europe, and the Far East. We source the raw materials, which are delivered directly to third party contract manufacturers who produce and package the finished products, based on our estimates of anticipated needs for finished goods, from independent suppliers. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We anticipate purchasing almost all of our watch and handbag finished products from the Far East. We believe we have good relationships with our manufacturers and that there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

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

Customers

We concentrate our fragrance sales efforts in the United States in a number of regional department store retailers which include, among others, Belk, Bon Ton, Boscovs, Carson’s, J.C. Penney, Macy’s, and Stage Door. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta, as well as the GUESS? retail stores. Retail distribution has been targeted by brand to maximize potential revenue and minimize overlap between each of these distribution channels.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia. These distributors sell our products to the local department stores as well as to numerous perfumeries in the local markets. Some of these distributors may also sell our watches and handbags, and we continue to seek agreements with new distributors who specialize in such products.

	Year Ended March 31,
	2008	2007	2006
Sales to Perfumania:
Continuing operations	$51,148,000	$11,720,000	$7,517,000
Discontinued operations	—	5,513,000	15,925,000
	$51,148,000	$17,233,000	$23,442,000

During the fiscal years ended March 31, 2008, 2007 and 2006, we had sales from continuing operations of approximately $51,148,000, $11,720,000 and $7,517,000, respectively, to Perfumania, which represented 33%, 9% and 7%, respectively, of our sales from continuing operations for the periods. In addition, we had sales to Perfumania of approximately $0, $5,513,000 and $15,925,000, respectively, of Perry Ellis products over the same periods which are reflected as discontinued operations. Perfumania is one of our largest customers and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of our

Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 315 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for over 16 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are stated as net ninety (90) days, for over ten years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $15,392,112 and $6,101,456 at March 31, 2008 and 2007, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. See “Liquidity and Capital Resources” for further discussion of this receivable.

We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2008, and 2007. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

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

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company had declined to approximately 7.6%, further declining during the quarter ended September 30, 2007, to less than 5% (less than 1% at March 31, 2008). Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer included as related party transactions.  Sales to Perfumania have increased as sales to distributors formerly reported as related parties have decreased.

	Year Ended March 31,
	2008	2007	2006
Sales to unrelated international customers:
Continuing operations	$61,527,000	$51,917,000	$42,375,000
Discontinued operations	—	13,434,000	31,203,000
	$61,527,000	$65,351,000	$73,578,000

	Year Ended March 31,
	2008	2007	2006
Sales to other related parties:
Continuing operations	$8,005,000	$40,118,000	$26,667,000
Discontinued operations	—	15,027,000	24,470,000
	$8,005,000	$55,145,000	$51,137,000

During the years ended March 31, 2008, 2007, and 2006, sales from continuing operations to unrelated international customers were approximately $61,527,000, $51,917,000 and $42,375,000, respectively, (total unrelated international sales of approximately $61,527,000, $65,351,000 and $73,578,000, respectively). Gross sales from continuing operations to international distributors owned and operated by individuals related to our former Chairman and CEO during the fiscal years ended March 31, 2008, 2007 and 2006, which are included in related party sales until June 30, 2007, amounted to approximately $8,005,000, $40,118,000 and $26,667,000, respectively (total sales of approximately $8,005,000, $55,145,000 and  $51,137,000, respectively), and are in addition to the sales to unrelated international customers noted above.  Effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer included as related party transactions . (See Note 2 to the consolidated financial statements for further discussion of related parties)

Licensing Agreements

See “The Products” on page 2 for further discussion of the relative importance of our licensing agreements.

PARIS HILTON:  Effective June 1, 2004, we entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under her name, which expires on June 30, 2009. The agreement is renewable for an additional five-year period, at the option of the Licensee as long as minimum royalties for the initial term have been fully paid. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

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

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period, at the mutual agreement of both parties.  To date, no products have been launched under this license.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period, at the mutual agreement of both parties. The first products under this agreement were launched during summer 2006.  During fiscal 2008, we sublicensed the international rights under this agreement.

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012 and is renewable for an additional five-year period, at the mutual agreement of both parties.  To date, no products have been launched under this license.

Under all of the PHEI agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. We are currently analyzing different options for the non-fragrance licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or additional sublicensing of our rights thereunder.

GUESS: Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis. The term of the agreement continues through December 2009, and is renewable for an additional five years if certain sales levels are met.

In December 2006, we received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although we did not sell such products directly to these channels, the occurrence of any such sales by third parties still represents a violation of our license agreement with GUESS?. On May 7, 2007, we entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring us to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, we stopped shipments to international distributors. GUESS? has approved certain international distributors and we have commenced shipments to these approved distributors. We continue to submit approval requests for additional international distributors in accordance with procedures outlined in our license agreement with GUESS?.

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

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights (“the Fragrance License”), along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. The initial term of the Fragrance License continued through June 30, 2007, and was renewable for an additional three-year period, at the mutual agreement of both parties. The Fragrance License requires the payment of a minimum royalty, whether or not any product sales are made, and the spending of certain minimum amounts for advertising.

During June 2006, we extended the Fragrance License through June 30, 2010 and negotiated renewal terms which, among other items, reduced minimum royalty requirements.

MARIA SHARAPOVA: On September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The initial term of the agreement expires on June 30, 2008 and was renewable for an additional three-year period, at the mutual agreement of both parties.  We have determined it is not in our best interest to renew the agreement and accordingly, have the right to sell inventory relating to the brand through December 31, 2008.   The first fragrance under this agreement was launched in September 2005. Under the agreement, we paid a minimum royalty, whether or not any product sales were made, and spent minimum amounts for advertising based on sales volume.

ANDY RODDICK: On December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on March 31, 2010 and is renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

babyGUND: Effective April 6, 2005, we entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. The first products under this agreement were produced during fall 2007. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

JESSICA SIMPSON: On June 21, 2007, we entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate that the first fragrance under this agreement will be launched during late summer 2008.

NICOLE MILLER: On August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2008, and have recently resumed the manufacturing of certain previously developed Nicole Miller fragrances.

JOSIE  NATORI: Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012 or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

QUEEN LATIFAH:  Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

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

On October 17, 2003, the parties amended the Sublicense, granting all new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. We received licensing fees under this sublicense totaling $75,000, $96,075 and $75,540 during the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license renewed automatically every two years if average annual net sales in the preceding two-year license period exceeded 75% of the average net sales of the previous four years. All minimum sales levels had been met. The license required the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year. During December 2006, we sold the Perry Ellis fragrance rights and related assets to the licensor, Perry Ellis International (“PEI”).

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

We believe we are currently in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

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

Product Liability

We have insurance coverage for product liability in the amount of $2 million per incident. We maintain an additional $10 million of coverage under an “umbrella” policy. We believe that the manufacturers of the products sold by us also carry product liability coverage and that we effectively are protected thereunder.

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

Competition

The markets for fragrance and beauty related products, as well as watches, handbags and other accessories, are highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us, and we do not presently have the extent of experience in the accessories market to compete effectively. There are also companies, which are substantially larger and more diversified. The top 27 companies, as listed in the September 2007 issue of “WWD Beauty Biz”,  have sales levels exceeding $1 billion and have substantially greater financial and marketing resources than we have, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2008, we had a total of 154 employees, consisting solely of full-time employees, all of which were located in the United States. Of these, 58 were engaged in worldwide sales activities, 63 in operations, marketing, administrative and finance functions and 33 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives both domestically and internationally, as well as temporary agency personnel to assist with seasonal distribution requirements.

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

During the year ended March 31, 2008, licensed Paris Hilton and GUESS? brand products generated approximately $108 million and $37 million, respectively, in gross sales.  The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 68% and 23%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2008, and are expected to account for the majority of our gross sales in the year ending March 31, 2009. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk has become more significant as these product lines have become our primary source of revenue.

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

Our arrangements with our manufacturers, suppliers and customers are generally informal and any change, interruption, or termination of any of our relationships could limit our supply of inventory and reduce sales, profitability and operating cash flow.

Although we have signed distribution agreements with many of our international distributors, we do not have long-term or exclusive contracts with any of our domestic customers and generally do not maintain long-term or exclusive contracts with our suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. The loss of key suppliers or customers, such as Perfumania, or a change in our relationship with them, could result in supply and inventory interruptions and reduced sales, profitability, and operating cash flows.

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

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decrease in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during peak holiday gift-giving seasons.  Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels.  We must carry a significant amount of inventory, especially before the holiday season selling period.  If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales and profitability.

Over the last few years, the United States department store market has encountered a significant amount of consolidation, the most recent significant example of which was the merger of Federated Department Stores and May Corp (since incorporated into the Macy’s nameplate). Such mergers and consolidations have resulted in store closings, increased inventory control and management as well as changes in administrative responsibilities. This transition, if unsuccessful, could have a material adverse effect on our sales and profitability.

Perfumania is one of our largest customers, and a loss of Perfumania as a customer would have a material adverse effect on our business.

Perfumania is one of our largest customers. Perfumania is a wholly-owned subsidiary of E Com Ventures, Inc. ("ECMV") and the majority stockholders of ECMV own approximately 10.7% of our outstanding shares. During the fiscal years ended March 31, 2008, 2007 and 2006, we had net sales from continuing operations of approximately $51,148,000, $11,720,000 and $7,517,000, respectively, to Perfumania, which represented 33%, 9% and 7%, respectively, of our net sales from continuing operations for the periods. In addition, we had sales to Perfumania of approximately $0, $5,513,000 and $15,925,000, respectively, of Perry Ellis products over the same periods which are reflected as discontinued operations. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales.

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

Other parties may infringe on our intellectual property rights or other  intellectual property rights which we are licensed to use and may thereby dilute our brands in the marketplace.

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

We depend on third parties for the manufacture and delivery of our products, and any disruption or interruption in this supply chain can adversely affect production levels.

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

Generally, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores tend to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development, advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. If one or more of our new product introductions were to be unsuccessful, or if the appeal of the celebrity related to a product were to diminish, it could result in a reduction in profitability and operating cash flows.

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

As with fragrances and cosmetics, the accessories market is highly competitive and also changes rapidly due to consumer preferences and industry trends. In addition, we do not have the extent of experience in this market segment as we do in fragrances. We may have difficulty in sourcing these accessory items, all of which will be manufactured by independent third parties, and may not meet the quality standards expected by the licensor and/or the consumer. Consumer awareness and positive imagery of the licensor could also be impacted by adverse publicity, which could negatively impact retailer and consumer attitudes. Additionally, we are  obligated to make required minimum royalty payments. Our lack of experience in these highly competitive markets could result in a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

We have one distribution facility, located in New Jersey, which is close to where our fragrance products are filled and packaged. The loss of, or any damage to our New Jersey facility, as well as the inventory stored therein, would require us to find replacement facilities. In addition, weather conditions, such as hurricanes or other natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of ninety days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, or acts of war or terrorism, or disease epidemics, could result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating cash flow.

Failure to comply with restrictive covenants in our existing credit facility will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance.

Our revolving credit facility requires us to maintain compliance with various financial covenants. As of March 31, 2008, we were in compliance with all of these covenants.  Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under the credit facility. If we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

If we lose the services of our executive officers and senior management, it could have a negative impact on our business.

Our success is dependent upon the continued service and skills of our executive officers and senior management.  If we lose the services of our executive officers and senior management, it could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Item 1B.

UNRESOLVED STAFF COMMENTS.

None.

Item 2.

PROPERTIES.

Our corporate headquarters are located at 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL 33309 and our distribution center is located in Keasbey, New Jersey.

On November 30, 2007, we entered into a sublease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, to serve as our new corporate headquarters.  We moved into this space in February 2008.  The sublease runs for eight years, commencing on February 1, 2008, at an annual cost of approximately $160,000, increasing 3% per annum.

On April 17, 2006, we leased 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease, which commenced with the landlord’s obtaining a certificate of occupancy on August 15, 2006, is for a five-year term and has an initial annual cost of approximately $1,443,000, with minimal increases after the second and fourth year of the lease. We have relocated substantially all of our fragrance warehousing and distribution activities to this facility, as well as establishing a backup information technology site in case of an unplanned disruption in our South Florida headquarters.

We currently maintain a lease for our former corporate headquarters and distribution center in Ft. Lauderdale, Florida.  During May 2006, we entered into a new five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $865,000, increasing approximately 3% per annum. We have an option to extend the lease for an additional five-year period with minimal rent escalations of approximately 3% per annum. We are actively seeking to sublease this facility.

Item 3.

LEGAL PROCEEDINGS.

Derivative Litigation

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

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting Securties and Exchange Commission (“SEC”) filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. We were just advised, through counsel, that one of the two plaintiffs in the case has withdrawn.  There was no explanation given.  The remaining plaintiff has spent months attempting to get documents from the Company's former auditors.  Independent counsel for the Company has asserted client-accountant privilege as to those documents.  There has been no other discovery activity.  Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit.

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

On March 2, 2007, Parlux, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc., Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by plaintiff Victory relates to PEI’s failure to consent to the assignment by us of its contractual license to the Perry Ellis brand of perfumes. The plaintiff is alleging that PEI unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against us. The allegations against Messrs. Lekach and Buttacavoli relate to the attempt by Glenn Nussdorf to replace all of our directors with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with PEI to prevent Victory from obtaining the license.

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

Once the case was re-assigned to a Florida Federal Judge, Plaintiff Victory engaged new counsel and proposed to file yet another amended complaint.  At that point, Counsel for the Company met with Victory's new counsel to discuss the weaknesses of the claims against the Parlux defendants.  As a result of that meeting, when the Second Amended Complaint was filed, Parlux was dropped from the case.  It is no longer a defendant.

The new complaint continues to assert claims against Mr. Lekach and Mr. Buttacavoli.  It also named several additional parties from the other company defendants, but added no one from Parlux. All defendants have filed motions to dismiss all claims.  Briefing on the motions will be completed before the end of May and a prompt ruling is expected from the Court.  Trial is currently scheduled for November, but Victory has indicated its intention to seek an extension of that date.

There has been documentary discovery, but no depositions have yet been scheduled.  It is expected that depositions will be deferred until after the Court rules on the motions to dismiss.  Based on the limited discovery to date, discussions with management, with counsel for co-defendants and interviews with the two individual Parlux-related defendants, it appears that those two remaining defendants, Mr. Lekach and Mr. Buttacavoli, have meritorious defenses to all of the claims asserted.

Other

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2008.

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

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Common Stock
	High	Low
Quarter – Fiscal Year 2007:
First (April/June) 2006	16.295	8.755
Second (July/Sept.) 2006	9.900	4.430
Third (Oct./Dec.) 2006	7.750	4.950
Fourth (Jan./Mar.) 2007	7.970	5.210
Quarter – Fiscal Year 2008:
First (April/June) 2007	5.780	4.180
Second (July/Sept.) 2007	4.740	2.640
Third (Oct./Dec.) 2007	4.930	3.870
Fourth (Jan./Mar.) 2008	4.110	2.870

On June 6, 2008, the closing price of our common stock was $4.44 per share as reported by Nasdaq. As of June 30, 2008 there were approximately 60 holders of record of our common stock, which does not include common stock held in street name.

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

The following chart outlines the Company’s equity compensation plan information as of March 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	417,850	$4.28	1,713,876
Equity compensation plans not approved by security holders(2)	484,000	$1.23	0
Total	901,850	$2.64	1,713,876

———————

(1)

Represents 1,185,000, 500,000 and 28,876 shares available for grant under our 2007 Stock Incentive Plan (the “2007 Plan”), our 2000 Stock Option Plan (the “2000 Plan”) and our 1996 Stock Option Plan (the “1996 Plan”, collectively “the Plans”), which were approved by the Company’s stockholders on October 11, 2007, October 12, 2000 and October 11, 1996, respectively.  During the year ended March 31, 2008, 315,000 options were granted under the 2007 Plan and 102,850 under the 1996 Plan. See Note 10 to the Company’s consolidated financial statements included with this filing for a discussion of the Plans.

(2)

Represents 450,000 warrants granted in connection with previous employment and consulting agreements and 34,000 warrants granted in connection with previous annual Board of Directors’ compensation. None of these warrants were issued pursuant a plan. See Note 10 to the Company’s consolidated financial statements included with this filing for further discussion.

We did not repurchase any of our common stock during the quarter ended March 31, 2008.  We have 9,639,580 shares available for repurchase under the 10,000,000 share repurchase program approved on January 4, 2007 by the Board of Directors at that time.

STOCKHOLDER RETURN PERFORMANCE: FIVE YEAR GRAPH

Set forth below is a line graph comparing the cumulative total return on the Common Stock with the cumulative total return of the Standard and Poors 500 Index, and the Standard and Poors Personal Products 500 Index for the fiscal years of 2003 through 2008.

Cumulative Total Return

	3/03	3/04	3/05	3/06	3/07	3/08

Parlux Fragrances, Inc.	100.00	334.44	801.85	1194.44	413.33	217.78
S&P 500	100.00	135.12	144.16	161.07	180.13	170.98
S&P Personal Products	100.00	130.89	163.45	185.17	233.80	245.14

Item 6.

SELECTED FINANCIAL DATA.

The following data has been derived from audited consolidated financial statements, adjusted for the Stock Split. Consolidated balance sheets at March 31, 2008 and 2007, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended March 31, 2008 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

		For the Year Ended March 31,
	2008	2007	2006	2005	2004
		(in thousands of dollars, except per share data)
Continuing Operations:
Net sales	$153,696	$134,365	$106,364	$25,064	$14,723
Costs/operating expenses	145,097	177,602	104,703	37,232	28,363
Operating income (loss)	8,600	(42,742)	1,661	(12,169)	(13,640)
Income (loss) from continuing operations	5,011	(27,864)	693	(7,521)	(8,583)
Income from discontinued operations (1)	25	30,747	22,043	18,345	14,851
Net income	5,036	2,882	22,736	10,824	6,268
Income (loss) per share:
Basic:
Continuing operations	$0.26	$(1.53)	$0.04	$(0.42)	$(0.54)
Discontinued operations	0.00	1.69	1.23	1.03	0.94
Total	0.26	0.16	1.27	0.61	0.40
Diluted: (2)
Continuing operations	0.24	(1.53)	0.03	(0.42)	(0.54)
Discontinued operations	0.00	1.69	1.04	1.03	0.94
Total	$0.24	$0.16	$1.07	$0.61	$0.40

———————

(1)

Represents operations relating to the Perry Ellis brand, which was sold during December 2006. See Note 14 to the accompanying consolidated financial statements included in this filing for further discussion as prior periods have been reclassified accordingly.

(2)

In accordance with paragraph 15 of FAS 128, Earnings Per Share, the number of shares utilized in the calculation of diluted income (loss) per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2007, 2005 and 2004, as we incurred a loss from continuing operations for each of those periods.

		At March 31,
	2008	2007	2006	2005	2004
		(in thousands of dollars)
Current assets	$122,333	$114,065	$153,940	$73,762	$63,385
Current liabilities	15,040	34,605	71,068	13,192	9,505
Working capital	107,293	79,460	82,872	60,570	53,880
Trademarks and licenses, net	2,770	3,913	12,120	13,203	7,945
Long-term borrowings, net	543	1,537	—	—	—
Total assets	131,148	144,896	167,292	88,276	72,467
Total liabilities	15,582	36,142	73,578	14,895	11,226
Stockholders’ equity	115,566	108,755	93,714	73,381	61,240

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

We distribute certain brands through Perfumania, a specialty retailer of fragrances in the United States and Puerto Rico, a wholly-owned subsidiary of ECMV. Our former Chairman and CEO, Mr. Ilia Lekach, had a significant shareholder interest in ECMV and held identical management positions until February 2004, when he sold most of his shares in ECMV to the new majority owners, the Nussdorfs. Shortly thereafter, Mr. Lekach resigned from the ECMV board and was terminated as CEO, without cause, as a result of the change in management. We previously maintained an approximate 13% ownership interest in ECMV until we sold all of our shares in ECMV during August and September 2006. The Nussdorfs acquired an approximate 12.2% (at that time) ownership interest in Parlux during August and September 2006 and accordingly, all transactions with ECMV or Perfumania will continue to be reported as related party transactions.  The Nussdorfs currently own approximately 10.7% of our outstanding shares.

During the fiscal year ended March 31, 2008, we engaged in the manufacture (through sub-contractors), distribution and sale of PARIS HILTON, GUESS?, JESSICA SIMPSON, NICOLE MILLER, OCEAN PACIFIC, MARIA SHARAPOVA and XOXO fragrances and grooming items on an exclusive basis as a licensee. During December 2006, we sold the Perry Ellis fragrance rights and other related assets to the licensor, Perry Ellis International ("PEI"). We also had rights to distribute ROYAL COPENHAGEN fragrances in the U.S. department store market until July 31, 2006. Additionally, we previously manufactured, distributed and sold FRED HAYMAN BEVERLY HILLS (“FHBH”) fragrances on a worldwide basis until we sublicensed these rights in 2003.

We have expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, small leather goods, cosmetics and sunglasses. Such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume.  We are currently analyzing different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or sublicensing of our rights thereunder.  During the year ended March 31, 2008, we sublicensed the international rights for handbags generating $460,000 in sublicense revenue.  We anticipate minimum revenues of $360,000 under this sublicense for fiscal 2009.

The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 68% and 23%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2008, and 56% and 37%, respectively, of our gross sales from continuing operations during the year ending March 31, 2007. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows.

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

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant most of our unrelated U.S. department store customers the right to return a product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Based upon this information, we provide an allowance for sales returns. It is generally after the specific gift-giving season (Mother’s Day, Christmas, etc.) that our customers request approval for the return of unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the provision for returns and additional allowances in any particular period may be needed, if actual returns received exceeds estimates, reducing net sales.

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

On April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, we did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, we were not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2008, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

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

Recent Accounting Pronouncements

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

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the provisions of SFAS No. 162 to determine the impact, if any, on our consolidated financial statements.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows.  In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail locations as well as implementing various inventory control initiatives. We expect that these store closings, the inventory control initiatives and internal reorganizations will continue to affect our sales in the short-term.

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

Results of Operations

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to PEI. A definitive agreement was signed on December 6, 2006 and the sale closed shortly thereafter. See Note 14 to the accompanying financial statements for further discussion.

The results presented in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2008, 2007 and 2006 include activity relating to the Perry Ellis brand as discontinued operations. For comparison purposes, prior period financial information has been restated accordingly. Our discussions below exclude Perry Ellis activities, which are addressed separately in the discussion of discontinued operations.

We did business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying condensed consolidated statements of operations.  As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was approximately 7.6%.  During the quarter ended September 30, 2007 his beneficial ownership declined to less than 5%.  Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions.  As of March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company was less than 1%.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the years ended March 31, 2008, 2007 and 2006 include approximately $4,686,000, $6,172,000 and  $3,554,000, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the year ended March 31, 2008 with the year ended March 31, 2007.

Net Sales

During the year ended March 31, 2008, net sales increased 14% to $153,696,374, compared to $134,365,094 for the prior year. The increase is mainly attributable to a 37% increase in Paris Hilton fragrance and accessories sales, which provided $107,622,383 in gross sales compared to $78,497,536 in the prior year. The current year included the launch of Paris Hilton Can Can. This was partially offset by a $14,340,340 reduction in gross sales of GUESS? brand products due to the distribution restrictions placed by GUESS? on international shipments, which were in effect early in our fiscal year. These restrictions are more fully described in Note 8(D) to our consolidated financial statements.

Net sales to unrelated customers, which represent 62% of our total net sales for the current period, increased 15% to $94,543,003 compared to $82,527,269 in the prior year, mainly as a result of a 28% increase in Paris Hilton fragrance and accessories sales to $60,982,808 in the current year, from $47,484,483 in the prior year, which included the launch of Paris Hilton Can Can.  This was offset by a 6% reduction in GUESS? brand products to $32,957,297 from $35,245,881 in the prior year, due to the distribution restrictions placed by GUESS? on international shipments.  Of this amount, net sales to the U.S. department store sector increased 6% from $31,036,252 to $33,015,573, while net sales to international distributors increased 19% from $51,491,277 to $61,527,430. The increase in sales to U.S. department stores was mainly attributable to a $2,227,295 increase in gross sales of GUESS? products, partially offset by a reduction of $711,340 in gross sales of Paris Hilton fragrances and accessories. The increase in sales to international distributors was mainly attributable to an increase of $12,471,550 in gross sales of Paris Hilton fragrances and accessories, partially offset by a reduction of $4,515,878 in gross sales of GUESS? brand products due to the distribution restrictions placed by GUESS? on international shipments.  Sales to related parties (See Note 2 to the consolidated financial statements for further discussion of related parties) increased 14% to $59,153,371 compared to $51,837,825 in the prior year, mainly as a result of increases in Paris Hilton brand gross sales of $17,366,655 offset by a decrease of  $12,051,757 in GUESS? brand gross sales as discussed above.

Cost of Goods Sold

Our overall cost of goods sold decreased as a percentage of net sales to 50% for the current fiscal year ended March 31, 2008, compared to 57% in the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 51% and 49%, respectively, for the current period, as compared to 59% and 53%, respectively, for the prior year. The current year includes a higher percentage of sales to U.S. department stores and Perfumania, which sales have a higher margin than sales of these products to international distributors. The current year also has a lower percentage of GUESS? product sales, which sales, for the most part, have a lower margin than sales of our other products, along with a decrease in the sale of value sets, which include multiple products and also have a lower margin than sales of basic product.

Total Operating Expenses

Total operating expenses decreased by 33% compared to the prior year from $101,614,716 to $67,866,586, decreasing as a percentage of net sales from 76% to 45%.  The prior year included certain unusual and significant prior year expenses described below.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 22% to $29,558,741, compared to $38,250,475 in the prior year, decreasing as a percentage of net sales from 28% to 19%. During the year ended March 31, 2008, we focused our attention on reducing expenditures, particularly in the area of advertising and promotion. The current year amount includes promotional costs in connection with the continued roll out of GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of Paris Hilton Can Can and GUESS? by Marciano fragrances for women mainly in U.S. department stores. We anticipate that promotional spending for the Paris Hilton and GUESS? brands will continue at these levels during periods which contain new product launches.

Selling and Distribution Costs

Selling and distribution costs decreased 8% to $11,994,148 compared to $13,024,413 in the prior year, decreasing as a percentage of net sales from 10% to 8%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility. The prior year period also included approximately $671,000 for inventory relocation costs in connection with our shifting of distribution activities to New Jersey.

Royalties

Royalties increased by 22% in the current year, remaining constant as a percentage of net sales at 8%, based upon the license requirements for the current sales mix, and minimum royalties for certain brands. We anticipate that this percentage will decrease over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed.

General and Administrative Expenses

General and administrative expenses decreased 70% compared to the prior year, from $36,772,270 to $11,175,228, decreasing as a percentage of sales from 27% to 7%. The current year’s decrease reflects our efforts to reduce discretionary spending.  The prior period included non-cash, share-based compensation charges in the amounts of $16,201,950 and $2,745,000, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split, and the February 2007 consent solicitation settlement, respectively, (See Notes 1(V) and 15 to the accompanying consolidated financial statements for further discussion). The decrease was also attributable to decreases in legal fees, and settlement costs and other expenses, of approximately $6,753,000, in connection with various litigation and the February 2007 consent solicitation (see Notes 12 and 15, respectively, to the accompanying consolidated financial statements for further discussion). Additional increases of $1,719,000 were incurred in the prior year period for professional fees relating to the special Audit Committee investigation as a result of allegations made in certain litigation and the Sarbanes-Oxley Act of 2002 remediation and maintenance, coupled with increases in property insurance costs and personnel additions in accounting, package development, quality assurance and production planning.

Depreciation and Amortization

Depreciation and amortization decreased 19% from $3,488,734 to $2,828,395.  The decrease reflects a $744,041 reduction in the impairment charge for the XOXO fragrance license ($385,232 in the current year compared to $1,129,273 in the prior year), partially offset by a full year’s depreciation and amortization of equipment and leasehold improvements at our New Jersey facility which were placed in service in September 2006.

Gain on Sale of Property Held for Sale

The prior year period included a gain of $494,465 from the sale of a warehouse facility in Sunrise, Florida.  See Note 5 to the consolidated financial statements for further discussion.

Operating Income (Loss)

As a result of the above factors, we realized operating income from continuing operations for the current year of $8,599,678, compared to an operating loss of $(42,742,443) for the prior year.

Other Income and Gain on Sale of Investment

During the current year, we reported other income primarily related to a $497,770 gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory.  The prior year period includes a gain from the sale of our investment in ECMV in the amount of $1,774,624. (See Note 2 for further discussion).

Net Interest Expense

Net interest expense decreased by 55% to $1,001,020 in the current year compared to $2,244,659 for the prior year, as we used our line of credit less to finance our receivables and inventory.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net Income

Income from continuing operations before income taxes for the current year was $8,093,089 compared to a loss of $(43,202,070) in the prior year. Our tax provision for the current year reflects an estimated effective rate of 37.4% from continuing operations. The effective rate in the prior year of 35.5% from continuing operations results from (1) a limitation on the estimated deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification and (2) the $1,083,823 loss for income tax purposes resulting from the sale of the ECMV shares due to a difference in basis (See Note 9 to the accompanying consolidated financial statements for further discussion). The benefit from the share-based compensation charge was limited by the maximum allowable annual compensation deduction for certain corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the prior year reflected management’s best estimate at that time based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. In February 2007, our former Chairman and CEO resigned.  The estimated limitation on the deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification was reviewed and adjusted accordingly at the time we reported our results of operations for the year ended March 31, 2007.

As a result, we realized  income from continuing operations of $5,010,751 for the current year compared to a loss of $(27,864,295) in the prior year.

Income from discontinued operations (See Note 14 to the accompanying consolidated financial statements for further discussion), net of the tax effect, was $25,350 and $30,746,527 for the years ended March 31, 2008 and 2007, respectively.

As a result, we earned net income of $5,036,101 and $2,882,232 for the current and prior year, respectively.

Comparison of the year ended March 31, 2007 with the year ended March 31, 2006

Net Sales

During the year ended March 31, 2007, net sales increased 26% to $134,365,094 as compared to $106,363,683 for the prior year. The increase is mainly attributable to the launch of GUESS? Gold for Women in September 2006 and the continued international rollout of GUESS? women’s fragrance, which originally shipped domestically during September 2005, and GUESS? men’s fragrance which commenced shipping domestically in March 2006, which provided $51,344,335 in gross sales compared to $21,965,351 in the prior year.  Gross sales of Paris Hilton products increased 2% to $78,497,537 compared to $76,782,800, primarily due to sales of the watch and handbag lines.  This was partially offset by a $1,617,219 reduction in gross sales of OP brand products since no new products were introduced during the current period pending strategic direction from OP’s new owner. Warnaco acquired the OP brand during 2005, and subsequently sold the brand to Iconics Brand Group, Inc.

Net sales to unrelated customers, which represent 61% of our total net sales for the year ended March 31, 2007, increased 14% to $82,527,269 compared to $72,191,060 in the prior year, mainly as a result of the GUESS? and Paris Hilton brand sales discussed above, offset by the reduction in OP brand sales.  Of this amount, net sales to the U.S. department store sector increased 3% from $30,066,871 to $31,036,251, while net sales to international distributors increased 22% from $42,124,189 to $51,491,018. The increase in sales to U.S. department stores was mainly attributable to a $4,519,348 increase in gross sales of GUESS? products, partially offset by a reduction of $1,022,407 in gross sales of Paris Hilton brand products. The increase in sales to international distributors was mainly attributable to an increase of $11,826,626 in gross sales of GUESS? products, partially offset by a reduction of $1,454,135 in gross sales of Paris Hilton brand products. Sales to related parties (See Note 2 to the consolidated financial statements for further discussion of related parties) increased 52% to $51,837,825 compared to $34,172,623 in the prior year, mainly as a result of increases in GUESS? and Paris Hilton brand gross sales of $12,997,010 and $4,191,280, respectively.

Cost of Goods Sold

Our overall cost of goods sold increased as a percentage of net sales to 57% for the fiscal year ended March 31, 2007, compared to 42% in the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 59% and 53%, respectively, for the year ended March 31, 2007, as compared to 41% and 44%, respectively, for the prior year. The current year includes a higher percentage of sales to international distributors reflecting the continued rollout of Paris Hilton and GUESS? products to international markets, which sales have a lower margin than sales of these products to U.S. department store customers. The current year also has a higher percentage of GUESS? product sales, which sales, for the most part, have a lower margin than sales of our other products. In addition, the current year also includes a higher percentage of value sets sold to both unrelated customers and related parties, which include multiple products and have a higher cost of goods compared to basic stock items.

Total Operating Expenses

Total operating expenses increased by 69% compared to the prior year from $60,292,567 to $101,614,716, increasing as a percentage of net sales from 57% to 76% as a result of certain unusual and significant expenses described below. However, certain individual components of our operating expenses experienced more significant changes.

Advertising and Promotional Expenses

Advertising and promotional expenses during the year ended March 31, 2007 increased 12% to $38,250,475, compared to $34,041,501 in the prior year, decreasing as a percentage of net sales from 32% to 28%. The amount for the year ended March 31, 2007 includes promotional costs in connection with the continued roll out of GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of the GUESS? Gold for women fragrance mainly in U.S. department stores, respectively. During January and February 2006, we committed to certain spending levels in the U. S. department store channel based on projected sales. However, due to the consolidations and inventory controls measures discussed in “Significant Trends” above, sales to this channel were substantially less than originally anticipated and certain promotional activities during this year, which were committed to in advance, could not be cancelled. Selling and Distribution Costs

Selling and distribution costs increased 42% to $13,024,413 compared to $9,156,891 in the prior year, increasing as a percentage of net sales from 9% to 10%. The increase was mainly attributable to approximately $316,000 and $355,000 in additional costs for temporary warehouse storage space, and freight charges for relocation of inventory to our new distribution center in New Jersey, respectively, as well as approximately $933,000 and $1,445,000 for rent and personnel costs for the New Jersey distribution center. Additional increases were incurred in headcount and travel expenses to support domestic department store sales growth.

Royalties

Royalties increased by 24% in the year ended March 31, 2007, remaining constant as a percentage of net sales at 8%, based upon the license requirements for the current sales mix, and minimum royalties for certain brands. We anticipate that this percentage will decrease over time as additional sales of non-fragrance products increase and minimum royalties on such licenses are absorbed.

General and Administrative Expenses

General and administrative expenses increased 520% compared to prior year, from $7,077,678 to $36,772,270, increasing as a percentage of sales from 7% to 27%.  The amount for the year ended March 31, 2007 includes non-cash, share-based compensation charges in the amounts of $16,201,950 and $2,745,000, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split, and the recent consent solicitation settlement, respectively, (See Notes 1(V) and 15 to the accompanying consolidated financial statements for further discussion).  The increase was also attributable to increases in legal fees, and settlement costs and other expenses, of approximately $6,753,000, in connection with various litigation and the recent consent solicitation (see Notes 12 and 15, respectively, to the accompanying consolidated financial statements for further discussion). Additional increases of $1,719,000 were incurred for professional fees relating to the special Audit Committee investigation as a result of allegations made in certain litigation and the Sarbanes-Oxley Act of 2002 remediation and maintenance, coupled with increases in property insurance costs and personnel additions in accounting, package development, quality assurance and production planning.

Depreciation and Amortization

Depreciation and amortization increased 84% from $1,896,436 to $3,488,734 due to approximately $2,761,000 of new equipment and leasehold improvements at our New Jersey facility being placed in service in September 2006, offset by certain equipment becoming fully depreciated, as well as a $1,129,273 impairment charge for the XOXO fragrance license. The year ended March 31, 2007 also includes a gain from the sale of the Sunrise Facility in the amount of $494,465 (See Note 5 to the accompanying consolidated financial statements for further discussion).

Operating Income (Loss)

As a result of the above factors, we incurred an operating loss from continuing operations for the year ended March 31, 2007 of $(42,742,443), compared to operating income of $1,660,841 for the prior year.

Gain on Sale of Investment

The year ended March 31, 2007 includes a gain from the sale of our investment in ECMV in the amount of $1,774,624. (See Note 2 for further discussion).

Net Interest Expense

Net interest expense increased to $2,244,659 in the current year compared to $607,525 for the prior year, as we used our line of credit to finance higher receivables and inventory to support sales growth.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net Income

Loss from continuing operations before income taxes for the year ended March 31, 2007 was $(43,202,070) compared to income of $1,081,232 in the prior year. Our tax provision for the prior year reflects an estimated effective rate of 35.9% from continuing operations.  The effective rate in the current year of 35.5% from continuing operations results from (1) a limitation on the estimated deferred tax benefit that is expected to result from the share-based compensation charge related to the warrant modification, and, (2) the $1,083,823 loss for income tax purposes resulting from the sale of the ECMV shares due to a difference in basis (See Note 9 to the accompanying consolidated financial statements for further discussion). The benefit from the share-based compensation charge will be limited by the maximum allowable annual compensation deduction for certain corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the current year reflects management’s best estimate at the present time based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material.

As a result, we incurred a loss from continuing operations of $(27,864,295) for the year ended March 31, 2007 compared to income of $692,633 in the prior year.

Income from discontinued operations, which includes a pretax gain of $34,302,565 in the year ended March 31, 2007 from the sale of our Perry Ellis fragrance brand and the related assets (See Note 14 to the accompanying consolidated financial statements for further discussion), net of the tax effect, was $30,746,526 and $22,043,143 for the years ended March 31, 2007 and 2006, respectively.

As a result, we earned net income of $2,882,232 and $22,735,776 for the years ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Working capital increased to $107,293,326 as of March 31, 2008, compared to $79,459,920 at March 31, 2007. The increase was mainly attributable to the current period’s net income, excluding the effect of the non-cash compensation charges, the reduction of our credit facility, the increase in cash on hand and the reduction of our inventory levels.

During the year ended March 31, 2008, net cash provided by operating activities was $34,210,025 compared to cash used in operating activities of $(66,577,296) during the prior year. The increase was mainly attributable to a decrease in inventories, prepaid expenses and income tax receivable, offset by increases in trade receivables from both related and unrelated customers.

Net cash provided by investing activities was $2,077,080 in the current year compared to $81,620,013 in the prior year.  The current year included the collection of the final balance due from the sale of the Perry Ellis brand.  The prior year included the net proceeds from the sales of the Perry Ellis brand, the Sunrise Facility and our investment in affiliate. This was partially offset by the increased purchase of equipment and leasehold improvements.

Net cash used in financing activities increased to ($14,893,209) in the current year compared to ($15,078,098) in the prior year. The increase was attributable to the pay down of our line of credit.  The prior year included the repayment of the $12,661,124 balance of the mortgage concurrently with the sale of the Sunrise Facility.

As of March 31, 2008 and 2007, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2008	2007
Trade accounts receivable: (1)
Unrelated (2)	85	66
Related:
Perfumania	110	129
Other related	—	52
Total receivables	93	68

Inventories	227	353

———————

(1)

Accounts receivable balances and the number of days sales in accounts receivable do not exclude Perry Ellis activity since such activity is not brand specific.

(2)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $4,487,000 and $6,155,000 in 2008 and 2007, respectively.

The increase in the number of days sales from 2007 to 2008 for unrelated customers was mainly attributable to improved sales to our international distributors along with increased sales to domestic department stores of Mother’s Day merchandise which shipped in March 2008. Terms for our international distributors, for the most part, range from 60 to 90 days, compared to between 30 and 60 days for U.S. department store customers. Based on current circumstances, we anticipate the number of days for the unrelated customer group will range between 60 and 90 days during fiscal 2009. The number of days sales in trade receivables from Perfumania continue to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note 2 to the accompanying consolidated financial statements for further discussion of our relationship with Perfumania). Management closely monitors our activity with Perfumania and holds periodic discussions with Perfumania management in order to review their anticipated payments for each quarter.

The lead time for certain of our raw materials and components inventory (up to 120 days) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may require us to decrease prices to reduce inventory levels.

During the current year, the number of days sales in inventory decreased from 353 days to 227 days.  At the end of the prior year our inventory balances were significantly higher due to the significant number of new product launches during fiscal year 2007, and the forecasted sales increases for these products, in particular, the GUESS? branded products.  During fiscal 2008 we focused our efforts on reducing inventory levels to more reasonable amounts. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products.  We believe that the carrying value of our inventory at March 31, 2008, based on current conditions, is stated at the lower of cost or market.

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

On January 4, 2007, our Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. Our lender’s approval was never requested.  At that time, the August 6, 2004 repurchase plan was effectively terminated with approximately $198,000 remaining. As of March 31, 2008, we had repurchased, in the open market, 360,420 shares at a cost of $2,148,428, all of which was purchased during January 2007.

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

The Loan Agreement, as amended, also contains certain financial covenants relating to EBITDA,  interest coverage and other financial ratios.  As of March 31, 2008, we were in compliance with all financial covenants.

At March 31, 2008, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which no amounts were outstanding. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2007, $1,273,896  was on deposit with our bank pending transfer.

Substantially all of our assets, other than those recently financed under a capital leases with Provident Equipment Leasing and IBM (See Note 7 to the accompanying consolidated financial statements for further discussion), collateralize our credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. Our current credit facility is due to expire on July 20, 2008.  We are currently exploring various options, including extending our current line or seeking alternative financing.  There can be no assurances that we will be successful in obtaining new financing and without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2008 (in 000’s):

	Payment Due by Period
Type of Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$12,693	$2,884	$5,805	$2,194	$1,810
Capital Lease Obligations (1)	1,534	991	543
Revolving Credit Facility	—
Purchase Obligations (2)	59,162	59,162
Advertising Obligations (3)	113,221	19,180	58,134	21,835	14,072
Employment and Consulting Agreements (4)	2,648	1,348	1,300
Other Long-term Obligations (5)	37,628	9,192	16,144	9,359	2,933
	$226,886	$92,757	$81,926	$33,388	$18,815

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

Off-Balance Sheet Arrangements

As of March 31, 2008 we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

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

•

Our arrangements with our manufacturers, suppliers and customers are generally informal and  any change, interruption, or termination of any of our relationships  could limit our supply of inventory and reduce sales, profitability and operating cash flow.

•

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

•

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

•

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales and profitability.

•

Perfumania is one of our largest customers, and a loss of Perfumania as a customer would have a material adverse effect on our business.

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

•

If we lose the services of our executive officers and senior management, it could have a negative impact on our business.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we were not at risk to foreign exchange translation exposure, other than with our Canadian distributor, where we assumed such risk only through September 2006. During the fiscal year ended March 31, 2007, we recorded foreign exchange gains of $10,408 relating to sales/collection activity with our Canadian distributor.  The current period foreign exchange loss of $(3,339) results mainly from transaction costs with suppliers.

We could, however, be subject to changes in political and economic conditions in the countries in which we are represented internationally. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity And Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and electing the lower of the fixed rate LIBOR or prime rate option available under the line of credit. When borrowing for our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2008 the primary source of funds for future working capital and other needs was our $35 million line of credit.  As of March 31, 2008 we had cash and cash equivalents of $21,408,167.

The line of credit bears interest at a floating rate of prime less .25%. We believe a hypothetical 10% adverse move in interest rates would increase future annual interest expense by approximately $0.3 million.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

None.

Item 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control

Material weaknesses previously identified and remediated during the quarter ended March 31, 2008

Management identified material weaknesses which were reported in our quarterly report on Form 10-Q for the quarter ended December 31, 2007. Management has made changes to certain internal controls over financial reporting, which remediated these previous material weaknesses, as follows:

1.

Controls over the processing of certain credits to accounts receivable − The Company has implemented procedures whereby all charge-backs for demonstration costs must be approved by the Vice President of Domestic Sales.

2.

Controls over the processing of certain expenses, most notably, advertising and promotional expenses − The Company has enhanced its procedure documentation for the Accounts Payable area and has implemented procedures whereby budgeted advertising is reviewed as part of the month end closing process to determine that billings for such services have been received or accrued during that reporting period.

3.

Controls related to the inventory cycle - The Company has implemented procedures whereby computer generated reports are prepared daily, listing all changes to the inventory master files. These reports are reviewed by a designated employee independent of the respective department’s activity. Additional personnel have been added to the department and the Company has implemented a procedure to reconcile significant inventory balances at third party locations on a periodic basis.

Pursuant to Exchange Act Rule 13a-15(d), this effort constituted a material change to the internal control structure and is consistent with management’s assessment that the previously mentioned material weaknesses were remediated, as of March 31, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

The Company’s independent registered public accounting firm, Rachlin LLP, has issued an audit report on the Company’s internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Parlux Fragrances, Inc.

We have audited Parlux Fragrances, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended of the Company and our report dated June 5, 2008 expressed an unqualified opinion thereon.

/s/ RACHLIN LLP

Miami, Florida

June 5, 2008

Item 9B.

OTHER INFORMATION.

None.

PART III

The information required by Items 10, 11, 13 and 14 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth in Item 5 of this Report) , Item 13 and Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement relating to the 2008 Annual Meeting of Stockholders, which we intend to file no later than 120 days after March 31, 2008, and this information is incorporated herein by reference.

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

Dated: June 6, 2008

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS Raymond J. Balsys	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	June 6, 2008

/s/ GLENN GOPMAN	Director	June 6, 2008
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	June 6, 2008
Esther Egozi Choukroun

/s/ ANTHONY D’AGOSTINO	Director	June 6, 2008
Anthony D’Agostino

/s/ DAVID STONE	Director	June 6, 2008
David Stone

/s/ ROBERT MITZMAN	Director	June 6, 2008
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

4.35

Amendment No. 8 to Revolving Credit and Security Agreement, dated as of June 27, 2007, between the Company and GMAC Commercial Finance, LLC (incorporated by reference to Exhibit 4.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

10.1+

Stock Option Plan (incorporated by reference to Annex A to the Company’s Preliminary Proxy Statement, filed on August 16, 1996).

10.2+

Employee Stock Option Plan 2000 (incorporated by reference to Annex “A” to the Company’s Definitive Proxy Statement, filed on August 25, 2000).

10.3+

Settlement Agreement, dated as of February 6, 2007 by and between the Company, Glenn H. Nussdorf and Ilia Lekach (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed on February 6, 2007).

10.4+

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Neil J. Katz (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on July 30, 2007).

10.5+

Executive Employment Agreement, dated July 26, 2007, between Parlux Fragrances Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 30, 2007).

10.6+

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan  (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-148383) filed on December 28, 2007).

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

10.84

Agreement dated December 6, 2006, between the Company and Perry Ellis International, Inc. (incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on April 13, 2007).

10.85

License Agreement, dated June 21, 2007, between the Company and VCJS, LLC (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

10.88

Office Sublease Agreement, dated as of November 30, 2007, between the Company and Tarragon South Development Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Report on Form 10-Q, filed on February 7, 2008).

16.1

Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K, filed October 1, 2007).

23.1

Consent of Rachlin, LLP, an independent registered public accounting firm.*

23.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Parlux Fragrances, Inc.

We have audited the accompanying consolidated balance sheet of Parlux Fragrances, Inc. and Subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index with respect to the year ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein with respect to the year ended March 31, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2008 expressed an unqualified opinion thereon.

/s/ Rachlin LLP

Miami, Florida

June 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Parlux Fragrances, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. Our audits also included the 2007 and 2006 financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

July 10, 2007

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,408,167	$14,271
Restricted cash	—	1,273,896
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $4,487,000 and $6,155,000, respectively	19,301,061	11,508,224
Trade receivables from related parties	15,392,112	14,032,462
Income tax receivable	2,743,694	8,820,296
Receivable from sale of fragrance brand	—	2,295,904
Inventories	48,068,280	56,183,036
Prepaid expenses and other current assets, net	11,343,286	15,006,230
Deferred tax assets, net	4,076,358	4,930,555
TOTAL CURRENT ASSETS	122,332,958	114,064,874
Inventories, non-current	—	17,392,000
Equipment and leasehold improvements, net	4,093,091	4,286,194
Trademarks and licenses, net	2,770,211	3,912,783
Deferred tax assets, net	1,619,071	4,823,091
Other	332,609	417,489
TOTAL ASSETS	$131,147,940	$144,896,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$990,953	$17,697,616
Accounts payable	11,447,992	14,496,090
Accrued expenses	2,600,777	2,411,248
TOTAL CURRENT LIABILITIES	15,039,722	34,604,954
Borrowings, less current portion	542,633	1,536,959
TOTAL LIABILITIES	15,582,355	36,141,913
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,977,289 and 29,417,289 shares issued at March 31, 2008 and 2007, respectively	299,773	294,173
Additional paid-in capital	101,575,691	102,018,217
Retained earnings	47,926,973	45,618,841
	149,802,437	147,931,231
Less 9,397,377 and 11,347,377 shares of common stock in treasury, at cost, at March 31, 2008 and 2007, respectively	(34,236,852)	(39,176,713)
TOTAL STOCKHOLDERS' EQUITY	115,565,585	108,754,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,147,940	$144,896,431

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
Net sales:
Unrelated customers, including licensing fees of $75,000 in 2008, $96,075 in 2007 and $75,540 in 2006	$94,543,003	$82,527,269	$72,191,060
Related parties	59,153,371	51,837,825	34,172,623
	153,696,374	134,365,094	106,363,683
Cost of goods sold:
Unrelated customers	48,119,145	48,620,015	29,334,256
Related parties	29,110,965	27,367,271	15,075,892
	77,230,110	75,987,286	44,410,148
Operating expenses:
Advertising and promotional	29,558,741	38,250,475	34,041,501
Selling and distribution	11,994,148	13,024,413	9,156,891
Royalties	12,310,074	10,078,824	8,120,060
General and administrative (including share-based compensation expense of $244,662 in 2008 and $18,946,950 in 2007)	11,175,228	36,772,270	7,077,679
Depreciation and amortization	2,828,395	3,488,734	1,896,436
Total operating expenses	67,866,586	101,614,716	60,292,567
Gain on sale of property held for sale	—	494,465	—
Operating income (loss)	8,599,678	(42,742,443)	1,660,968
Other income	497,770	—	—
Interest income	106,229	88,427	100,913
Interest expense and bank charges	(1,107,249)	(2,333,086)	(708,438)
Gain on sale of investment in affiliate	—	1,774,624	—
Foreign exchange (loss) gain	(3,339)	10,408	27,789
Income (loss) from continuing operations before income taxes	8,093,089	(43,202,070)	1,081,232
Income tax provision (benefit)	3,082,338	(15,337,775)	388,599
Income (loss) from continuing operations	5,010,751	(27,864,295)	692,633
Discontinued operations:
Income from operations of Perry Ellis fragrance brand, including a gain of $34,302,565 on sale of the brand in 2007	40,887	47,669,033	34,410,344
Income tax provision related to Perry Ellis brand	15,537	16,922,506	12,367,201
Income from discontinued operations	25,350	30,746,527	22,043,143
Net income	$5,036,101	$2,882,232	$22,735,776
Income (loss) per common share:
Basic:
Continuing operations	$0.26	$(1.53)	$0.04
Discontinued operations	0.00	1.69	1.23
Total	$0.26	$0.16	$1.27

Diluted:
Continuing operations	$0.24	$(1.53)	$0.03
Discontinued operations	0.00	1.69	1.04
Total	$0.24	$0.16	$1.07

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2008, 2007, AND 2006

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Number Issued	Par Value				Number of Shares	Cost
BALANCE at March 31, 2005	28,447,289	$284,473	$80,728,746	$20,000,833	$3,017,613	10,347,685	$(30,651,065)	$73,380,600
Comprehensive income:
Net income	—	—	—	22,735,776	—	—	—	22,735,776
Change in unrealized holding gain on investment in affiliate, net of taxes of $811,783					1,324,487	—	—	1,324,487
Foreign currency translation adjustment	—	—	—	—	408	—	—	408
Total comprehensive income	—	—	—	—	—	—	—	24,060,671
Issuance of common stock upon exercise of:
Employee stock options	2,000	20	2,793	—	—	—	—	2,813
Warrants	22,000	220	28,940	—	—	—	—	29,160
Tax benefit from exercise of warrants and employee stock options	—	—	118,473	—	—	—	—	118,473
Purchase of treasury stock, at cost	—	—	—	—	—	217,272	(3,877,795)	(3,877,795)
BALANCE at March 31, 2006	28,471,289	284,713	80,878,952	42,736,609	4,342,508	10,564,957	(34,528,860)	93,713,922
Comprehensive loss:
Net income	—	—	—	2,882,232	—	—	—	2,882,232
Reversal of unrealized holding gain due to sale of investment in affiliate, net of taxes of $909,482	—	—	—	—	(4,342,338)	—	—	(4,342,338)
Foreign currency translation adjustment	—	—	—	—	(170)	—	—	(170)
Total comprehensive loss	—	—	—	—	—	—	—	(1,460,276)
Issuance of common stock upon exercise of warrants	946,000	9,460	906,080	—	—	—	—	915,540
Share-based compensation as a result of modification of warrants in connection with stock split	—	—	16,201,950	—	—	—	—	16,201,950
Share-based compensation from issuance of warrants			2,745,000					2,745,000
Tax benefit from exercise of warrants	—	—	1,286,235	—	—	—	—	1,286,235
Purchase of treasury stock, at cost	—	—	—	—	—	782,420	(4,647,853)	(4,647,853)
BALANCE at March 31, 2007	29,417,289	294,173	102,018,217	45,618,841	—	11,347,377	(39,176,713)	108,754,518
Net income	—	—	—	5,036,101	—	—	—	5,036,101
Excess tax deficiency	—	—	(1,277,476)	—	—	—	—	(1,277,476)
Issuance of common stock upon exercise of warrants	560,000	5,600	590,288	—	—	—	—	595,888
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(2,727,969)	—	(1,950,000)	4,939,861	2,211,892
Share-based compensation from option grants	—	—	244,662	—	—	—	—	244,662
BALANCE at March 31, 2008	29,977,289	$299,773	$101,575,691	$47,926,973	$—	9,397,377	$(34,236,852)	$115,565,585

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$5,036,101	$2,882,232	$22,735,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	244,662	18,946,950	—
Gain on sale of property held for sale	—	(494,465)	—
Gain on sale of Perry Ellis fragrance brand	—	(34,302,565)	—
Gain on sale of investment in affiliate	—	(1,774,624)	—
Depreciation and amortization	2,828,395	3,488,734	1,896,436
Provision for doubtful accounts	1,475,138	1,223,432	280,000
Write-downs of prepaid promotional supplies and inventories	1,140,000	3,583,651	1,820,000
Deferred income tax provision (benefit)	2,780,741	(7,697,731)	(3,693,590)
Tax benefit from exercise of warrants and employee stock options	—	1,286,235	118,473
Changes in operating assets and liabilities net of effect of the sale of Perry Ellis fragrance brand:
(Increase) decrease in trade receivables – customers	(9,267,975)	8,761,300	(16,451,900)
(Increase) decrease in trade receivables - related parties	(1,359,650)	1,502,497	(5,586,172)
Decrease (increase) in income tax receivable	6,076,602	(10,106,531)	—
Decrease (increase) in inventories	7,214,756	(8,636,602)	(38,306,278)
Decrease (increase) in prepaid expenses and other current assets	3,422,944	(3,972,181)	(5,392,934)
Decrease (increase) in inventories, non-current	17,392,000	(17,392,000)	—
Decrease (increase) in other non-current assets	84,880	(83,943)	50,083
(Increase) decrease in accounts payable	(3,048,098)	(22,088,879)	23,715,486
Decrease (increase) in accrued expenses and income taxes payable	189,529	(1,702,806)	2,417,605
Total adjustments	29,173,924	(69,459,528)	(39,132,791)
Net cash provided by (used in) operating activities	34,210,025	(66,577,296)	(16,397,015)
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand	2,295,904	60,239,788	—
Redemption of certificate of deposit	—	1,026,534	—
Net decrease (increase) in restricted cash	1,273,896	6,692,824	(7,966,720)
Purchases of equipment and leasehold improvements, net	(1,217,287)	(4,025,653)	(615,245)
Purchases of trademarks	(275,433)	(249,330)	(219,361)
Net proceeds from the sale of property held for sale	—	14,512,703	—
Purchase of property held for sale	—	—	(14,018,238)
Purchase of certificate of deposit, pledged	—	—	(1,000,000)
Net proceeds from the sale of investment in affiliate	—	3,423,147	—
Net cash provided by (used in) investing activities	2,077,080	81,620,013	(23,819,564)
Cash flows from financing activities:
(Repayments) proceeds - line of credit with GMACCC, net	(16,775,318)	(2,306,469)	19,081,787
Proceeds - capital leases	—	2,761,266	—
Repayment - mortgage payable on property held for sale	—	(12,661,124)	(88,876)
Proceeds - mortgage payable on property held for sale	—	—	12,750,000
Repayments of capital leases	(925,671)	(425,693)	—
Tax (provision) benefit from exercise of warrants	—	1,286,235	—
Proceeds from sale (purchases) of treasury stock	2,211,892	(4,647,853)	(3,877,795)
Proceeds from issuance of common stock, net	595,888	915,540	31,973
Net cash (used in) provided by financing activities	(14,893,209)	(15,078,098)	27,897,089
Effect of exchange rate changes on cash	—	(170)	408
Net increase (decrease) in cash and cash equivalents	21,393,896	(35,551)	(12,319,082)
Cash and cash equivalents, beginning of year	14,271	49,822	12,368,904
Cash and cash equivalents, end of year	$21,408,167	$14,271	$49,822

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008, 2007, AND 2006

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

C.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, allowance for doubtful accounts, sales returns and advertising allowances, inventory obsolescence, periods of depreciation and amortization for trademarks, licenses, and equipment, and the carrying value of intangibles. Actual results could differ from those estimates.

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

E.

Restricted cash

The Company had $1,273,896  of cash on deposit at March 31, 2007, which represents collections on trade accounts receivable pending transfer to its lender, as stipulated in its revolving credit agreement discussed in Note 7.

F.

Checks issued in excess of bank balances

Accounts payable includes checks issued in excess of bank balances of $672,082, and $654,446 as of March 31, 2008 and 2007, respectively.

G.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $4,170,000 and $4,333,000 at March 31, 2008 and 2007, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

Cost of goods sold includes the cost of inventories discussed above, as well as gift-with-purchase products.

H.

Investment in Affiliate

Until September 2006, the Company had an investment in affiliate which consisted of an investment in common stock of E Com Ventures, Inc. (“ECMV”), the parent company of Perfumania, Inc. (“Perfumania”), an affiliated company (see Note 2). Such securities were considered available-for-sale and recorded at fair value. Changes in unrealized gains and losses of the Company’s investment were charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and were included in the accompanying statements of changes in stockholders’ equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. The Company sold all of its shares in ECMV during the year ended March 31, 2007. See Note 2 for further discussion.

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

J.

Property held for sale

The Company considers property to be held for sale when management and the Board of Directors approves and commits to a formal plan to actively market the property for sale. Upon designation as held for sale, the carrying value of the property is recorded at the lower of its carrying value or its estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time. See Note 5 for discussion of the Sunrise Facility that was sold during June 2006.

K.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was  $1,418,005 (including an impairment charge of approximately $385,000), $2,499,909 (including an impairment charge of $1,129,273), and $1,302,591 for the years ended March 31, 2008, 2007, and 2006, respectively ($3,002 and $4,502 of amortization expense related to Perry Ellis are included as discontinued operations, for the years ended March 31, 2007 and 2006, respectively).

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

L.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. The impairment loss is determined based on the difference between the carrying value of the assets and anticipated future cash flows discounted at a rate commensurate with the risk involved, which is management’s estimate of fair value. Management recorded an impairment charge of $385,232 and $1,129,273 during the years ended March 31, 2008 and 2007, respectively,  in connection with the XOXO license and does not believe that there are any unrecorded impairment losses as of March 31, 2008.

M.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately $10,397,000, $9,920,000, and $7,895,000 and have been included in advertising and promotional expenses for the years ended March 31, 2008, 2007, and 2006, respectively ($1,410,000 and $1,735,000 of cooperative advertising expense are related to Perry Ellis and are included in discontinued operations, for the years ended March 31, 2007 and 2006, respectively).

N.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $4,686,000, $6,172,000, and $3,554,000 for the years ended March 31, 2008, 2007 and 2006, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with generally accepted accounting principles.

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

Q.

Product development costs

Product development costs, which amounted to approximately $508,000, $1,225,000, and $645,000 for the years ended March 31, 2008, 2007 and 2006, respectively, are expensed as incurred.

R.

Income taxes

The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities less amounts recorded directly to shareholders equity.

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 , which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, the Company was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and March 31, 2008, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

S.

Foreign currency translation and transactions

The Company’s functional currency for its French foreign subsidiary is the local currency (Euro). Other income and expense includes foreign currency gains and losses on transactions denominated in foreign currencies, which are recognized as incurred.

T.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, certificate of deposit, restricted cash, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

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

V.

Share-based compensation

Prior to the April 1, 2006 adoption of SFAS No. 123R "Share-Based Payment" ("SFAS No. 123R"), the Company accounted for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for share-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), share-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

The following table shows the effect on net income and net income per common share for the year ended March 31, 2006, for options granted prior to April 1, 2004 (there were no options or warrants granted during 2006 or 2005), had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

For the Year Ended
March 31, 2006

Net income, as reported	$22,735,776

Add: Stock-based employee compensation expense included in net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174,343

Pro forma net income	$22,561,433
Basic net income per share:
As reported	$1.27
Pro forma	$1.26
Diluted net income per share:
As reported	$1.07
Pro forma	$1.07

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

Concurrent with the Stock Split, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation expense in the amount of $16,201,950, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge has been included in operating expenses for the year ended March 31, 2007. The Company also recorded a tax benefit of $5,285,515 as a result of the charge, which reduces income tax expense for the period. See Note 9 for further discussion of this tax benefit.

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

W.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	2008	2007	2006
Cash paid for:
Interest, net	$1,107,249	$2,231,902	$646,504
Income taxes	$242,509	$19,300,656	$12,263,239

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2007:

•

The consideration received from the sale of the Perry Ellis fragrance brand and assets related thereto, includes an account receivable of $2,295,904 pending final inventory valuation.  This amount was received during fiscal 2008 and included in investing activities in fiscal 2008.

•

Change in unrealized holding gain of $4,342,338 on the investment in affiliate, net of deferred taxes.

•

The Company acquired certain computer equipment in the amount of $123,684 through a capital lease arrangement.

Year ended March 31, 2006:

•

Change in unrealized holding gain of $1,324,487 on the investment in affiliate, net of deferred taxes.

X.

Accumulated Other Comprehensive Income

The balance in accumulated other comprehensive income (loss), and the changes during each of the two years in the period ended March 31, 2007, are as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) On Investment in Affiliate	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2005	$(238)	$3,017,851	$3,017,613
Current period change	408	1,324,487	1,324,895
Balance at March 31, 2006	170	4,342,338	4,342,508
Current period change	(170)	(4,342,338)	(4,342,508)
Balance at March 31, 2007	$—	$—	$—

Y.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one operating segment as a manufacturer and distributor of prestige fragrances. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which are under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the year ended March 31, 2008 totaled $3,582,993 and $310,093 ($902,306 and $1,585,064 in 2007), respectively. Included in inventories at March 31, 2008, is approximately $1,628,000 and $148,000 relating to watches and handbags ($1,189,000 and $31,000 in 2007), respectively. The Company anticipates preparing full segment disclosure for these activities as these operations become more significant. See Note 13 for discussion of international sales.

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

2.

RELATED PARTY TRANSACTIONS

Related party transactions include the following balances:

	March 31, 2008	March 31, 2007

Accounts receivable from related parties:
Perfumania	$15,392,112	$6,101,456
Other related parties	—	7,931,006
	$15,392,112	$14,032,462

	Year Ended March 31,
	2008	2007	2006
Sales to Perfumania:
Continuing operations	$51,148,385	$11,719,794	$7,517,166
Discontinued operations	—	5,512,799	15,924,851
	$51,148,385	$17,232,593	$23,442,017

	Year Ended March 31,
	2008	2007	2006
Sales to other related parties:
Continuing operations	$8,004,986	$40,117,771	$26,667,331
Discontinued operations	—	15,027,542	24,469,985
	$8,004,986	$55,145,313	$51,137,316

	Year Ended March 31,
	2008	2007	2006
Sales to all related parties:
Continuing operations	$59,153,371	$51,837,825	$34,172,623
Discontinued operations	—	20,540,341	40,394,836
	$59,153,371	$72,378,166	$74,567,459

Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 315 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

ECMV’s majority shareholders acquired an approximate 12.2% ownership interest in the Company (See Note 15 for further discussion) during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $15,392,112 and $6,101,456 at March 31, 2008 and 2007, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (See Note 13 for further discussion of this concentration of credit risk).

The Company previously owned 378,101 shares of ECMV common stock. The adjusted cost basis (after a non-cash charge to earnings during fiscal 2002 of $2,858,447, which was reported as an other-than-temporary decline in the value of the investment) for the shares was $1,648,523 or $4.36 per share. During August and September 2006, the Company sold all of the shares in the open market for $3,423,147, and accordingly, recorded a gain on sale of $1,774,624 in the accompanying statement of operations for the year ended March 31, 2007. See Note 9 for discussion of the income tax effect of the sale. In addition, as a result of the sale, the Company reversed $4,342,338 of previously recorded unrealized gains on the investment net of taxes, which had been recorded as a component of stockholders’ equity as of March 31, 2006.

In addition to its sales to Perfumania, the Company had net sales from continuing operations of $8,004,986, $40,117,771 and $26,667,331 during the years ended March 31, 2008, 2007, and 2006, respectively, (total sales, including Perry Ellis branded products of $8,004,986, $55,145,313, and $51,137,316, respectively), to fragrance distributors owned/operated by individuals related to the Company’s former Chairman/CEO. Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. During the year ended March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company had declined to less than 5% (less than 1% at March 31, 2008).  Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer considered to be related party transactions.

As of March 31, 2007, trade receivables from related parties included $7,931,006 from these customers, which were current in accordance with their sixty or ninety day terms. The Company also reimbursed these related party distributors for advertising and promotional expenses totaling approximately $2,117,000 and $745,000, during the years ended March 31, 2007 and 2006, respectively.

During the years ended March 31, 2007 and 2006, the Company purchased $1,547,226 and $1,232,470, respectively, in television advertising on the “Adrenalina Show”, which is broadcast in various U.S. markets and in Latin American countries. The Company’s former Chairman/CEO has a controlling ownership interest in a company, which has the production rights to the show and publishes certain magazines. During the year ended March 31, 2007, the Company also purchased $64,100 of advertising space in these magazines.

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2008	2007
Finished products:
Fragrances	$28,625,862	$48,857,570
Watches	2,390,603	1,164,864
Handbags	377,917	31,359
Components and packaging material:
Fragrances	14,889,115	20,352,274
Watches	25,343	24,241
Raw material	1,759,440	3,144,728
	48,068,280	73,575,036
Less non-current portion	—	17,392,000
Current portion	$48,068,280	$56,183,036

As is more fully described in Note 8(B), one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company has entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS? at any point in the future, some of the remedies that they could pursue would include the termination or modification of the license agreement.

As of March 31, 2007, our inventories of GUESS? products totaled $30.8 million, of which $16.5 had been classified as non-current assets. If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

As of March 31, 2008, all of our inventory products are classified as current assets, as the Company believes that substantially all of such inventories will be used, in the ordinary course of business, during the next twelve months.

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	March 31,
	2008	2007
Promotional supplies, net	$6,445,704	$8,794,593
Prepaid advertising	1,844,251	2,159,845
Prepaid royalties	1,988,765	1,974,855
Other	1,064,566	2,076,937
	$11,343,286	$15,006,230

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful Lives (in Years)
	2008	2007
Molds and equipment	$5,951,110	$5,672,530	3-7
Furniture and fixtures	1,280,161	1,180,231	3-5
Leasehold improvements	1,324,014	1,423,972	5-7
	8,555,285	8,276,733
Less: accumulated depreciation and amortization	(4,462,194)	(3,990,539)
	$4,093,091	$4,286,194

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2008, 2007 and 2006 was $1,410,390, $1,010,167 and $643,954, respectively. Amounts subject to capital leases at March 31, 2008 and 2007, included in equipment and leasehold improvements above, totaled $2,439,874 and $445,076, respectively, with accumulated depreciation and amortization of $781,559 and $140,941, respectively.

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

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2008	2007
XOXO	$4,285,495	$4,670,727	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	744,124	468,691	5
Other	216,546	216,546	5-25
	8,066,526	8,176,325
Less – accumulated amortization	(5,296,315)	(4,263,542)
	$2,770,211	$3,912,783

Future amortization of licenses and trademarks is as follows (in 000’s):

For the Year Ending March 31,	Amount
2009	728
2010	728
2011	720
2012	396
2013	198
$2,770

During the year ended March 31, 2008 and 2007, the Company recorded an impairment charge of $385,232 and $1,129,273, respectively, in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value.  These amounts are included in depreciation and amortization expense.

See Note 8(B) and 8(C), respectively, for further discussion of the XOXO and FHBH brands.

7.

BORROWINGS

The composition of borrowings is as follows:

	March 31, 2008	March 31, 2007
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus ..25% (5.0% at March 31, 2008) at the Company’s option.	$—	$16,775,318

Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including imputed interest at 7.33%, through July 2009.	1,456,266	2,342,069

Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including imputed interest at 3.94%, through December 2009.	77,320	117,188
	1,533,586	19,234,575
Less: long-term portion	542,633	1,536,959

Borrowings, current portion	$990,953	$17,697,616

The borrowings at March 31, 2008, mature as follows (in 000’s):

For the Year Ending March 31,	Amount
2009	$991
2010	543
$1,534

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

At March 31, 2008, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000,000, of which none was utilized. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2007, $1,273,896 was on deposit with our bank pending transfer.

As of March 31, 2008, the Company was in compliance with all financial covenants. Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to EBITDA, interest coverage and other financial ratios.

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

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases office and warehouse space, as well as certain equipment under non-cancellable operating leases expiring on various dates through 2016. Total rent expense charged to operations for the years ended March 31, 2008, 2007 and 2006 was approximately $2,226,000, $2,268,000 and $1,399,000, respectively.

At March 31, 2008, the future minimum annual rental commitments under non-cancellable operating leases are as follows (in 000’s):

For the Year Ending March 31,	Amount
2009	$2,884
2010	2,901
2011	2,904
2012	1,589
2013	605
Thereafter	1,810
Total	$12,693

B.

License and Distribution Agreements:

During the year ended March 31, 2008, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Paris Hilton, GUESS?, Ocean Pacific (“OP”), Maria Sharapova, Andy Roddick, babyGund, and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its Licensor. See Note 14 for further discussion.

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby the Company acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6 and March 6, 2005. The payments were made as scheduled.

On December 1, 2003, Victory had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and have extended the Fragrance License for an additional three years through June 30, 2010.  See Note 12 for a further discussion of activity between the Company and Victory.

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

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. The Company anticipates that the first products under this agreement will be launched during summer 2008.

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

Under all of these license agreements, the Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is presently in compliance with all material obligations under the above agreements.

The Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company stopped shipments to international distributors. GUESS? has subsequently approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

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

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012 or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, depending on the first product launch date, and is renewable for an additional five-year term if certain sales levels are met. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

The Company expects to incur continuing obligations for advertising and royalty expense under all of these license agreements. As of March 31, 2008, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows (in 000’s):

	Fiscal Year Ending March 31,
	2009	2010	2011	2012	2013	Thereafter
Advertising	$19,180	$19,769	$18,518	$19,847	$21,835	$14,072
Royalties	$9,192	$9,098	$7,046	$4,939	$4,420	$2,933

C.

Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights including those for LIMOUSINE. In addition during 1994, FHBH granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company has the rights to license all of these trademarks, other than FHBH, for all classes of merchandise.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense expires on December 31, 2008 and is renewable every five years at the sublicensee’s option.  The Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and royalty percentage on sales of new FHBH products increased to 3% of net sales.

D.

Employment and Consulting Agreements:

As of March 31, 2008, the Company had contracts with certain officers, employees and consultants which expire from March 2009 through July 2010. Minimum commitments under these contracts total approximately $2,648,000, ($1,348,000, $773,000 and $527,000 for the fiscal years ended March 31, 2009, 2010 and 2011, respectively).

During the year ended March 31, 2008, warrants to purchase 240,000 shares of common stock at a price of $4.60 were granted to certain officers in connection with their June 2007 employment agreements. In addition, warrants to purchase 1,520,000 shares of common stock at a price of $0.93 (the “2002 Warrants”) (adjusted for the Stock Split) were granted to certain officers and consultants during 2002 in connection with their previous contracts. The 2002 Warrants were exercisable for a ten-year period from the date of grant, vested over the three-year term of the applicable contract starting on March 31, 2004, and doubled in the event of a change in control. As of March 31, 2006, all of the 2002 Warrants were fully vested. During the years ended March 31, 2008 and 2007, all of the 2002 Warrants were exercised (760,000 in each year). See Note 10 for further discussion of all options and warrants.

All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E.

Purchase Commitments:

As of March 31, 2008 the Company is contingently liable in the amount of approximately $59 million for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

F.

Litigation:

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations. See Note 12 to the consolidated financial statements for further discussion.

9.

INCOME TAXES

The components of the provision for income taxes for each of the years ended March 31 are as follows:

	Year Ended March 31,
	2008	2007	2006
Current taxes:
U.S. federal	$236,997	$8,098,154	$13,149,357
U.S. state and local	80,137	1,184,308	1,455,699
	317,134	9,282,462	14,605,056
Deferred taxes provision (benefit)	2,780,741	(7,697,731)	(1,849,256)
Income tax expense	$3,097,875	$1,584,731	$12,755,800

Income tax expense (benefit) has been allocated as follows:

	Year Ended March 31,
	2008	2007	2006
Continuing operations	$3,082,338	$(15,337,775)	$388,599
Discontinued operations	15,537	16,922,506	12,367,201

	$3,097,875	$1,584,731	$12,755,800

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Basis difference on sale of investment in affiliate		(22.4)%	—
Share-based compensation deduction limitations		19.5%	—
Other, including state taxes and extra territorial exclusion	3.1%	3.4%	0.9%
	38.1%	35.5%	35.9%

The tax provision for the year ended March 31, 2007 reflects an estimated effective rate of 35.5%. The lower rate in that year results from the following:

1.

Difference in basis of the ECMV shares sold during 2007 as such sale resulted in a capital loss of $1,083,823 for income tax purposes, for which the Company was able to offset with capital gains, as well as a portion of the gain in connection with the sale of the Perry Ellis fragrance brand (See Notes 2 and 15, respectively, for further discussion). As discussed in Note 2, the Company had previously recorded a non-cash charge during fiscal 2002, for which a tax benefit has not previously been recorded reducing the basis of the shares for financial statement purposes. As a result of the sale of the shares during 2007, the benefit is being recorded in the 2007 year.

2.

A limitation on the estimated tax benefit that is expected to result from the share-based compensation charge related to the warrant modification. Such benefit will be limited by the maximum allowable annual compensation deduction for corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in the 2007 year reflects management’s best estimate at that time based upon assumptions regarding the timing and market value of the Company’s common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which the cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. The Company will adjust this deferred tax asset as additional information becomes available, with adjustments reflected in the Company’s income tax (benefit) provision for the period in which the adjustments are identified.

The lower rate for the year ended March 31, 2006 was mainly attributable to the increase in international sales activity, resulting in additional foreign source income excludable for federal income tax purposes. This tax benefit was phased out for the year ending March 31, 2007, replaced by new provisions based on a manufacturing criteria.

Deferred income taxes as of March 31 are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences are as follows:

	2008	2007
Deferred Tax Assets:
Current:
Allowance for doubtful accounts, sales returns and allowances	$1,081,432	$1,416,394
Inventory write-downs	2,133,117	3,322,674
Net operating loss carry forwards	608,964	—
Other, net	252,845	191,487
	4,076,358	$4,930,555
Long-term, net:
Depreciation on intangibles	$1,039,884	$694,730
Share-based compensation	763,292	3,934,235
Other	209,000	323,000
Depreciation and amortization on equipment and leasehold improvements	(393,105)	(128,874)
	$1,619,071	$4,823,091

As of March 31, 2008 the Company had net operating losses for federal income tax purposes of approximately $1.6 million, which will expire beginning in 2028.

10.

STOCK OPTION AND OTHER PLANS

On October 11, 2007, the Company’s stockholders approved the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which reserved an additional 1,500,000 shares of common stock for equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subject to stockholder approval and the shares underlying the options were registered with the Securities and Exchange Commission via a Form S-8 registration statement declared effective on December 28, 2007.

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively.  The fair value of the combined October 11, 2007 options was determined to be $728,784.  The directors’ options were expensed in full as share-based compensation during the current year, while the executives’ options are being expensed as share-based compensation over a three year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

The Company had two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,850 granted during August 2007 discussed below) were granted of which 368,274 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (484,000 of which are outstanding at March 31, 2008), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period

On August 22, 2007, the Company granted, to various employees, options under the Employee Plans to acquire 102,850 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007.  These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $170,536, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

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

Included in general and administrative expenses for the year ended March 31, 2008, is $244,662 of share-based compensation relating to the options issued in August and October 2007.

A summary of stock option and warrant activity during the three years ended March 31, 2008 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of April 1, 2005	3,466,000	$1.09	4.10	$33,755,912
Exercised	(22,000)	1.33	3.74	311,770
Forfeited	(4,000)	4.00	—	—
Outstanding as of March 31, 2006	3,440,000	1.09	5.26	48,030,575
Granted	500,000	1.17	4.00	—
Exercised	(946,000)	0.97	5.06	6,940,830
Forfeited	—	—	—	—
Outstanding as of March 31, 2007	2,994,000	1.14	4.10	13,302,145
Granted	417,850	4.28	5.00	—
Exercised	(2,510,000)	1.12	3.74	7,171,470
Forfeited	—	—	—	—
Outstanding as of March 31, 2008	901,850	$2.64	3.57	$826,400
Exercisable as of March 31, 2008	559,000	$1.68	3.00	$826,400

Except for the 102,850 and 240,000 options granted during the year ended March 31, 2008, all options and warrants outstanding as of March 31, 2008 were fully vested. Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders.  Of the 2,510,000 warrants exercised during the year ended March 31, 2008, 1,950,000 shares were issued from treasury shares. The difference between the original cost of the treasury shares ($4,939,861) and the proceeds received from the warrant holders ($2,211,892) was recorded as a reduction in retained earnings.

The intrinsic value of the warrants exercised during the year ended March 31, 2008 was approximately $7,171,470 and the tax benefit from the exercise of such warrants is expected to approximate $1,986,000 for income tax purposes. As of March 31, 2007, a deferred tax benefit of approximately $3,264,000 was provided on these warrants in connection with the share-based compensation charge discussed in Note 1V. During the year ended March 31, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $1,277,476 as a result of the exercises.

The following table summarizes information about the options and warrants outstanding at March 31, 2008, of which 559,000 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.04	-	$1.22	464,000	$1.21	2.7	$803,600
		$1.80	20,000	$1.80	5.0	22,800
		$3.30	102,850	$3.30	4.5	-
		$4.60	315,000	$4.60	4.5	—
			901,850	$2.64	3.6	$826,400

The intrinsic value of the warrants exercised during the years ended March 31, 2008, 2007 and 2006 was approximately $7,171,000, $6,941,000 and $312,000, respectively, and the tax benefit from the exercise of such warrants amounted to $1,986,439, $1,286,235 and $118,473, respectively.

Proceeds relating to the exercise of all options and warrants during the years ended March 31, 2008, 2007, and 2006, were $2,807,832, $915,540 and $31,973, respectively.

During the year ended March 31, 2007, the Company recognized share based, non-cash compensation expense of $18,946,950, $16,201,950 relating to the modification of the outstanding warrants in connection with the Stock Split, and $2,745,000 in connection with the issuance of 500,000 warrants to the Company’s former Chairman and CEO as part of a February 2007 settlement agreement with certain shareholders. See Notes 1(V) and Note 15, respectively, for further discussion.

The fair value of the 500,000 warrants at the date of issuance was $2,745,000, or $5.49 per warrant estimated using a Black-Scholes option pricing model with the following assumptions:

Average expected life (years)	4
Expected volatility	75%
Risk-free interest rate	6%
Dividend yield	0%

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code.  Beginning on September 2, 2007, the Company increased its matching contribution to 50% of the first 6% of employee contributions.  The cost of the matching program totaled approximately $139,000, $68,000, and $57,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	2008	2007	2006
Income (loss) from continuing operations	$5,010,751	$(27,864,295)	$692,633
Income from discontinued operations	$25,350	$30,746,527	$22,043,143
Net income	$5,036,101	$2,882,232	$22,735,776
Weighted average number of shares issued	29,977,289	28,918,281	28,454,642
Weighted average number of treasury shares	(9,680,069)	(10,764,090)	(10,549,874)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,297,220	18,154,190	17,904,768
Basic net income (loss) per common share – continuing operations	$0.26	$(1.53)	$0.04
Basic net income (loss) per common share – discontinued operations	$0.00	$1.69	$1.23
Weighted average number of shares outstanding used in basic earnings per share calculation	20,297,220	18,154,190	17,904,768
Effect of dilutive securities:
Stock options and warrants	1,258,303		3,194,005
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,603,256	18,154,190	21,098,773
Diluted net (loss) income per common share – continuing operations	$0.24	$(1.53)	$0.03
Diluted net income (loss) per common share – discontinued operations (1)	$0.00	$1.69	$1.04
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	417,850	2,994,000	—
Exercise price	$3.30 to $4.60	$0.93 to $1.80	$—

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the year ended March 31, 2007, as we incurred a loss from continuing operations for that periods.

12.

LEGAL PROCEEDINGS

Derivative Litigation

On June 21, 2006, the Company was served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the Company’s outstanding shares of common stock for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”).

The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to the Company’s counsel on August 17, 2006.

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting Securities and Exchange Commission (“SEC”) filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. The Company was just advised, through counsel,that one of the two plaintiffs in the case has withdrawn.  There was no explanation given.  The remaining plaintiff has spent months attempting to get documents from the Company's former auditors.  Independent counsel for the Company has asserted client-accountant privilege as to those documents.  There has been no other discovery activity.  Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit.

Victory Litigation

On August 16, 2006, we entered into a letter of intent to sell the Company’s Perry Ellis fragrance rights to Victory International (USA) LLC (“Victory”) for a total of up to $140 million: $120 million for the fragrance rights, payable in sixty (60) monthly installments of $2 million, without interest, and up to $20 million for inventory due at closing. The letter of intent was subject to the execution of a definitive agreement and the approvals associated therewith, including approval by the licensor, PEI. On October 9, 2006, PEI informed the Company that they would not consent to the assignment of the rights. Victory had paid a deposit of $1 million to the Company in connection with the letter of intent, which was refunded during October 2006.

On December 6, 2006, the Company entered into an agreement to sell the Perry Ellis fragrance rights and related assets, including inventory, molds and other intangible assets related thereto, to PEI, at a price of approximately $63 million, subject to final inventory valuations. The closing took place shortly thereafter. The Company recorded a pre-tax gain of approximately $34.3 million on the sale for the year ended March 31, 2007.

On March 2, 2007, Parlux, Ilia Lekach and Frank Buttacavoli were named as defendants, along with Perry Ellis International, Inc. and its Chairman and CEO, George Feldenkreis, Rene Garcia, Quality King Distributors, Inc., E Com Ventures, Perfumania, Model Reorg, Inc., Glenn Nussdorf, DFA Holdings, Inc., Duty Free Americas, Inc., Falic Fashion Group, LLC, Simon Falic and Jerome Falic. This action by plaintiff Victory relates to PEI’s failure to consent to the assignment by Parlux of its contractual license to the Perry Ellis brand of perfumes. The plaintiff is alleging that PEI unreasonably withheld its consent and, instead, conspired with a variety of people to prevent Victory from obtaining this license. No direct allegations are made against the Company. The allegations against Messrs. Lekach and Buttacavoli relate to the recent attempt by Glenn Nussdorf to replace all of our directors with his nominees. The First Amended Complaint alleges that Mr. Nussdorf and certain affiliates are among the alleged co-conspirators with PEI to prevent Victory from obtaining the license.

On May 18, 2007, the Company filed a motion to dismiss on behalf of Parlux, Messrs. Lekach and Buttacavoli on the basis that the complaint fails to state a cause of action against any of them. All other defendants moved to dismiss as well, on a host of different theories. At the same time the Company moved to transfer the case from the District of New Jersey to the Southern District of Florida, a motion in which 14 of the 17 defendants joined. After a hearing in December, the District Court in New Jersey granted the motion to transfer on January 2, 2008, and ordered the case transferred to the Southern District of Florida.

Once the case was re-assigned to a Florida Federal Judge, Plaintiff Victory engaged new counsel and proposed to file yet another amended complaint.  At that point, Counsel for the Company met with Victory's new counsel to discuss the weaknesses of the claims against the Parlux defendants.  As a result of that meeting, when the Second Amended Complaint was filed, Parlux was dropped from the case.  The Company is no longer a defendant.

The new complaint continues to assert claims against Mr. Lekach and Mr. Buttacavoli.  It also named several additional parties from the other company defendants, but added no one from Parlux. All defendants have filed motions to dismiss all claims.  Briefing on the motions will be completed before the end of May and a prompt ruling is expected from the Court.  Trial is currently scheduled for November, but Victory has indicated its intention to seek an extension of that date.

There has been documentary discovery, but no depositions have yet been scheduled.  It is expected that depositions will be deferred until after the Court rules on the motions to dismiss.  Based on the limited discovery to date, discussions with management, with counsel for co-defendants and interviews with the two individual Parlux-related defendants, it appears that those two remaining defendants, Mr. Lekach and Mr. Buttacavoli, have meritorious defenses to all of the claims asserted.

Other

To the best of the Company’s knowledge, there are no other proceedings threatened or pending against the Company, which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations and cash flows.

13.

CONCENTRATIONS AND CREDIT RISKS:

Brands

During the last three fiscal years, the following brands (including accessories) have accounted for 10% or more of the Company’s gross sales from continuing operations:

	2008	2007	2006
PARIS HILTON	68%	56%	69%
GUESS?	23%	37%	20%

Related parties

Related parties are those parties that are known to the Company as having a related party relationship as defined in SFAS No. 57, “Related Party Disclosure”. See Note 2 to the accompanying consolidated financial statements for additional information regarding related parties.

Revenues from Perfumania (which is a wholly-owned subsidiary of E-Com Ventures, Inc, (ECMV)) represented 33%, 9%, and 7% of the Company’s net sales from continuing operations during the years ended March 31, 2008, 2007, and 2006, respectively. During the years ended March 31, 2008, 2007 and 2006, revenues from other related parties represented approximately 5%, 30% and 25%, respectively, of the Company’s net sales from continuing operations.  In addition, net trade accounts receivable owed by Perfumania to the Company totaled $15,392,112 and $6,101,456 at March 31, 2008 and 2007, respectively.

The following unaudited summarized financial data was obtained from ECMV’s public filings (in 000’s):

	Balance Sheet Data
	February 2, 2008	February 3, 2007*
Current assets	$114,061	$86,955
Total assets	$159,835	$124,722
Current liabilities	$116,783	$76,427
Total liabilities	$123,974	$88,980
Stockholders’ equity	$35,861	$35,742

	Statement of Income Data For Fiscal Year Ended
	February 2, 2008	February 3, 2007*	January 28, 2006*
Net sales	$301,835	$243,609	$233,694
Costs and operating expenses	296,140	233,480	223,029
Depreciation and amortization	6,197	4,797	4,830
Income from operations	5,694	10,128	10,665
Income before income taxes	966	5,634	6,788
Tax expense (benefit)	960	1,244	(8,471)
Net income	6	4,390	15,259

* As restated.

Management continues to evaluate its credit risk and assess the collectibility of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2008. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Credit risks – international sales

Total gross sales to unrelated international customers totaled approximately $66,290,000, $65,351,000 and $73,499,000, for the years ended March 31, 2008, 2007 and 2006, respectively. These gross sales by region were as follows (in 000’s):

	Year Ended March 31,
	2008	2007	2006
Latin America	$27,250	$29,882	$43,297
Europe	15,880	9,740	8,395
Caribbean	6,267	1,236	1,354
Asia/Pacific	5,516	5,660	6,234
Canada	4,098	3,863	3,876
Middle East	1,697	12,148	10,030
Duty Free & Other	5,582	2,822	313
	$66,290	$65,351	$73,499

At March 31, 2008 and 2007, trade receivables from unrelated foreign customers amounted to approximately $11,664,000 and $11,622,000, respectively (substantially all of which are payable in U.S. dollars).

No unrelated customer accounted for more than 10% of the Company’s net sales during the years ended March 31, 2008, 2007 and 2006.

Other

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

The Company maintains its cash with financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk. For the years ended March 31, 2008 and March 31, 2007 approximately $22,200,000 and $0, respectively, was in excess of the federal depository insurance coverage limit.

Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand. See Note 8B for further discussion.

14.

DISCONTINUED OPERATIONS

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006 and the closing of the sale took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63 million, and resulted in a pre-tax gain of approximately $34.3 million during the year ended March 31, 2007. The gain on sale of the Perry Ellis fragrance brand,  is calculated as follows (in 000’s):

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

Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity was presented as discontinued operations. Prior period statements of operations have been adjusted to exclude discontinued operations. The activity for this discontinued operation is summarized as follows:

	Year Ended March 31,
	2008	2007	2006
Net revenues	$40,887	$35,811,213	$75,872,911
Gain on sale of brand	—	34,302,565	—
Operating income	25,350	13,366,467	34,410,343
Income from discontinued operations	$25,350	$30,746,526	$22,043,265

15.

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

On February 6, 2007, pursuant to a settlement agreement between Nussdorf, Ilia Lekach and the Company, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement called for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the then current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli then agreed to resign as a director to allow for such equal representation, but continues to serve as Parlux's Executive Vice President, and Chief Operating Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The Parlux Board now consists of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

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

Mr. Neil J. Katz was subsequently appointed Chairman and Chief Executive Officer of the Company by the Board of Directors on May 14, 2007.

Mr. Lekach received $1.2 million as severance pay and an additional $1.2 million for his consulting services and non-competition covenants, both of which have been charged to operations in 2007. In addition, at Mr. Nussdorf's request, Mr. Lekach agreed to a substantial reduction in the amount of the severance payments and warrants contemplated by his employment agreement in the event that a change in control was deemed to have occurred as a result of Mr. Nussdorf's consent solicitation. Under the terms of the agreement, Mr. Lekach received 500,000 warrants to purchase the Company's common stock at an exercise price of $1.1654, and Mr. Lekach will receive no other compensation under his employment agreement. The Company recorded a share-based compensation charge of $2,745,000, along with the other settlement costs, during the quarter ended March 31, 2007.

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

16.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company is currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the provisions of SFAS No. 162 to determine the impact, if any, on our consolidated financial statements.

17.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March, 31, 2008 and 2007 (in thousands, except per share amounts).

	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Continuing Operations:
Net sales	$31,380	$37,353	$44,544	$40,419
Net (loss) income	(98)	2,031	183	2,920
(Loss) income from discontinued operations	(48)	70	4	(1)
(Loss) income per common share:
Basic:
Continuing operations	$(0.00)	$0.10	$0.01	$0.15
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$0.10	$0.01	$0.15
Diluted:
Continuing operations	$(0.00)	$0.10	$0.01	$0.13
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$0.10	$0.01	$0.13

	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007
Continuing Operations:
Net sales	$28,248	$27,121	$43,416	$35,580
Net (loss) income	(17,233)	463	(5,463)	(5,631)
Income from discontinued operations	3,112	3,186	23,402	1,047
(Loss) income per common share:
Basic:
Continuing operations	$(0.95)	$0.03	$(0.30)	$(0.31)
Discontinued operations	0.17	0.17	1.28	0.06
Total	$(0.78)	$0.20	$0.98	$0.25
Diluted:
Continuing operations	$(0.95)	$0.02	$(0.30)	$(0.31)
Discontinued operations	0.15	0.16	1.28	0.06
Total	$(0.80)	$0.18	$0.98	$(0.25)

18.

SUBSEQUENT EVENT

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012 or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the fall of 2009 or early 2010.

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, depending on the first product launch date, and is renewable for an additional five-year term if certain sales levels are met. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions	Balance at End of period
Year ended March 31, 2008
Reserves for:
Doubtful accounts	$1,562,558	$1,475,138	$1,992,993	$1,044,703
Sales returns	1,276,659	4,192,778	4,469,437	1,000,000
Demonstration and co-op advertising allowances	3,315,686	10,555,836	11,429,686	2,441,835
	$6,154,903	$16,223,752	$17,892,116	$4,486,538

Year ended March 31, 2007
Reserves for:
Doubtful accounts	$458,109	$1,223,432	$118,983	$1,562,558
Sales returns	1,777,231	5,347,964	5,848,536	1,276,659
Demonstration and co-op advertising allowances	1,752,457	9,919,675	8,356,446	3,315,686
	$3,987,797	$16,491,071	$14,323,965	$6,154,903
Year ended March 31, 2006
Reserves for:
Doubtful accounts	$199,343	$280,000	$21,234	$458,109
Sales returns	759,818	5,156,748	4,139,335	1,777,231
Demonstration and co-op advertising allowances	1,168,844	7,894,679	7,311,066	1,752,457
	$2,128,005	$13,331,427	$11,471,635	$3,987,797