Form 10-K/A
period 2008-03-31
PARLUX FRAGRANCES INC
filed 2008-07-30
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K/A

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal Year Ended March 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________ to ___________

———————

PARLUX FRAGRANCES, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	0-15491	22-2562955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5900 North Andrews Avenue, Suite 500, Ft. Lauderdale, FL  33309

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of September 28, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $48,251,634 based on a closing sale price of $3.89 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008
Common Stock, $ .01 par value per share	20,679,912 shares

TABLE OF CONTENTS

Page

EXPLANATORY NOTE

2

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

2

Item 11.  EXECUTIVE COMPENSATION.

6

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

19

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE.

21

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

22

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

23

- i -

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which Parlux Fragrances, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on June 9, 2008.  We are filing this amendment to add certain information required in Part III, Items 10 through 14, which items are restated in their entirety and Part III, Item 15, which restates in its entirety Note 11 of the Notes to the Financial Statements to correct a typographical error in the table.

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information regarding our executive officers and directors is set forth below.

Name	Age	Position

Neil J. Katz	64	Chairman of the Board and Chief Executive Officer
Raymond J. Balsys	51	Vice President and Chief Financial Officer
Frank A. Buttacavoli	53	Executive Vice President and Chief Operating Officer
Anthony D'Agostino	52	Independent Director
Esther Egozi Choukroun	46	Independent Director
Glenn Gopman	52	Independent Director
Robert Mitzman	53	Independent Director
David Stone	59	Independent Director

Neil J. Katz was appointed Director and Interim Chief Executive Officer of the Company in February 2007, and subsequently, was appointed Chairman of the Board and Chief Executive Officer of the Company in May 2007. From March 2004 through December 2006, Mr. Katz served as President and Chief Executive Officer of Gemini Cosmetics, Inc., a prestige fragrance company. From 2003 through 2004, he served as President of Strategem Creative Marketing Corporation, a marketing and consulting company which provided services to third parties. From 1991 through 2002, Mr. Katz served as President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. From 1986 to 1990, Mr. Katz served as President of Revlon's Beauty Care Division. Mr. Katz is currently serving as a director on the Board of Directors of the Personal Care Products Council (formerly, The Cosmetic, Toiletry and Fragrance Association) and The Fragrance Foundation.

Raymond J. Balsys, a Certified Public Accountant, was promoted to CFO effective as of May 2007. He has served as Vice President Finance since July 2006, when he rejoined the Company.  From 2001 to 2005, Mr. Balsys served as the Director of SEC Reporting and Assistant Controller of AOL Latin America. He also served as the Client Services Manager at The Premier Group, an international provider of enterprise resource planning (ERP) solutions focusing on J.D. Edwards' software, from 1998 to 2001. Mr. Balsys also served as Vice President Controller of Parlux from 1994 to 1997.  Prior to 1994, Mr. Balsys worked as an Audit Manager at Price Waterhouse.

Frank A. Buttacavoli, a Certified Public Accountant, has served as Vice President of the Company since April 1993, as Executive Vice President since June 1996 and as Chief Operating Officer ("COO") since October 1999. From April 1993 through May 2007, Mr. Buttacavoli served as CFO of the Company. From March 1993 through February 2007, Mr. Buttacavoli served as a director of the Company. From July 1979 through June 1992, Mr. Buttacavoli was employed by Price Waterhouse, and was a Senior Manager from July 1987 to June 1992. From July 1992 through March 1993, he provided financial consulting services to the Company.

Anthony D'Agostino, a Certified Public Accountant, has served as an Independent Director of the Company since February 2007 and, as of April 2007, he was appointed Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees. Currently, Mr.D'Agostino is an audit manager with Sauvigne & Company, LLP, a Manhattan based CPA firm that he joined in December of 2007. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King Distributors, Inc., with Sarbanes-Oxley compliance issues and various transactions since

2004. From 2003 to 2004, Mr. D'Agostino served as the Vice President of Finance and Chief Financial Officer of CPI Aerostructures, Inc., a defense contractor. From 2002 to 2003, Mr. D'Agostino served as the Vice President of Finance and Chief Financial Officer of American Patriot Apparel Corporation, a start-up not-for-profit organization. From 2000 to 2002, he served as Senior Vice President of Finance and Chief Financial Officer of Softheon, Inc., a software start-up company.

Esther Egozi Choukroun served as an Independent Director of the Company since October 2000, and has served as Chairman and as a member of various committees during that time. As of April 2007, she became Chairman of the Nominating Committee, and member of the Audit and Independent Committees. Since January 2007, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment, LLC, a real estate investment firm specializing in the acquisition and management of underperforming office buildings in the Southeast United States and Texas. In addition, she is the Managing Member of PIX Holdings, LLC, a real estate advisory and consulting firm created in January 2007 and operating in South Florida and the Caribbean. From 2002 through 2006, Ms. Egozi Choukroun was the Executive Vice President and Chief Financial Officer of PIX Latin America Investments Corporation, a full service real estate company operating in Florida and Latin America. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, and was Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women's International Zionist Organization for Florida.

Glenn H. Gopman, a Certified Public Accountant, has served as an Independent Director of the Company since October 1995, and has served as Chairman and/or as a member of various committees during that time. As of April 2007, he became Chairman of the Compensation and Independent Committees, and a member of the Audit Committee. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. He is presently a principal shareholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Prior to that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman is also an officer and director of The Hebrew Free Loan Association of South Florida, Inc a non-profit organization. Mr. Gopman presently serves as Miami-Dade County School Board appointee to the Citizen’s Oversight Committee on School Facilities Planning.

Robert Mitzman has served as an Independent Director of the Company since February 2007, and, as of April 2007, became a member of the Audit, Compensation, Independent and Nominating Committees. Since 1981, he has served as Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman was previously a member of Young Presidents Organization and currently serves on the board of directors of Orbit International Corp and Esquire Bank Corp.

David Stone has served as an Independent Director of the Company since October 2002, and has served as Chairman and as a member of various committees during that time. As of 2007, he became a member of the Compensation and Nominating Committees. Mr. Stone has been in the telecommunications business since 1990 when he founded American Cellular Communications, Inc., which was subsequently sold to Cellstar, Inc., a division of Motorola, in 1997. In 1998, Mr. Stone founded America Internet Communications, L.L.C. ("AIC"), a company involved in long distance communications via the internet. During 2000, AC entered into a partnership with the Stanford Bank of Texas to further develop this technology. In 2005, Mr. Stone founded Superior Communications, LLC, a company dedicated to providing internet service (VOIP) for major Latin American telephone companies, such as Telefonica Spain, and Cantv Venezuela, between Latin America and the United States.In 2007 Mr. Stone became an equal partner in Dinama Mobile Applications, a European company rendering services for M-Banking, M-commerce, Interactive TV, 3G since 2001. This joint venture is exclusively for the USA, Peru and Central America.

There are no family relationships between any of our executive officers or directors.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

In fiscal year 2008, there were eight meetings of the Board of Directors, and all of the directors attended at least 75% of the meetings.  It is the Company's  policy for all members of the Board of Directors to attend annual meetings.  All of the Company's current directors of the Board of Directors and of all committees he or she was a member attended the fiscal 2007 Annual Meeting of Stockholders.

The Board of Directors has determined that five directors, Ms. Egozi Choukroun and Messrs. D'Agostino, Gopman, Mitzman and Stone are independent, as defined in the rules of the Nasdaq Stock Market ("Nasdaq"). The Board of Directors established four standing committees:  the Audit Committee, the Compensation Committee, the Nominating Committee, and the Independent Committee of Independent Directors ("Independent Committee"), all of which are composed of independent directors. The Audit Committee and Nominating Committee operate under a written charter adopted by the Board of Directors which sets forth the scope of responsibilities of such committees.  Copies of those charters are available for review on the Company's web site at www.parlux.com.

The Independent Committee was originally formed during April 2003 to address a possible tender offer; such offer was subsequently withdrawn in June 2003. The Independent Committee reconvened during June 2006, to address a second possible tender offer, which also was subsequently withdrawn in July 2006.

Security holders may send communications to the Board of Directors by contacting the Company's website, www.parlux.com, Investor Relations, or by writing to the Secretary of the Company, Parlux Fragrances, Inc. 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL 33309. Such communications are reviewed by the Secretary of the Company, who will forward them to the Board or to individual Board members, as necessary. Security holders may also suggest director candidates by submitting a written proposal, along with relevant qualification data, to the Nominating Committee at the above address.

Audit Committee

Pursuant to its written charter, the Audit Committee recommends the appointment of the Company's independent registered public accountants to audit the Company's financial statements and internal control over financial reporting, as well as review the scope, purpose and type of audit services to be performed by the independent registered public accountants, and the findings and recommendations of the accountants. In July 2007, the Board of Directors approved an Audit Committee charter that complies with SEC and Nasdaq regulations. Through fiscal 2008, the Audit Committee was composed of Messrs. D'Agostino, Gopman and Mitzman, and Ms. Egozi Choukroun, each of whom is independent, as defined in the rules of the Nasdaq Stock Market.

The Audit Committee held four meetings in fiscal 2008. Mr. D'Agostino, a Certified Public Accountant and an independent director as defined in the rules of the Nasdaq Stock Market, served as Chairman of the Audit Committee during fiscal 2008. The Board of Directors has determined that Mr. D'Agostino is an audit committee financial expert as defined in the regulations of the SEC.

For fiscal 2009, the Audit Committee will continue to be composed of Mr. D'Agostino as Chairman, and Messrs. Mitzman, Gopman, and Ms. Egozi Choukroun as members, each of whom is independent, as defined in the rules of the Nasdaq Stock Market. These members approved the financial statements to be included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

AUDIT COMMITTEE REPORT

Management and the independent auditors are responsible for planning and conducting audits and determining that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee's responsibilities include reviewing the following with Company management, its finance staff, and the independent auditors: (i) analyses and reports prepared by management and the independent auditors of significant financial reporting issues and judgments made in connection with the preparation of the

Company's financial statements, (ii) the quality and adequacy of the Company's internal controls and management's assessment thereof, (iii) major changes to the Company's auditing and accounting principles and practices as suggested by the independent auditors or management, (iv) the results of the audit, any problems or difficulties the independent auditors may have encountered, changes in scope of the audit and any management letters provided by the independent auditors and the Company's response thereto, and (v) any legal and regulatory matters that may have a material impact on the Company's financial statements. The Audit Committee is also responsible for reviewing the independence of the Company's independent accountants and, based upon discussions with management, recommending to the Board of Directors which firm of independent accountants the Company should retain and any appropriate action to ensure the accountants' independence.

The Audit Committee reviewed and discussed with management and Rachlin LLP ("Rachlin"), the Company's independent auditors for the fiscal year ended March 31, 2008, the audited financial statements of the Company. The Committee discussed the matters Rachlin communicated to the Audit Committee under applicable auditing standards, including matters related to the conduct of the audit of the Company's financial statements required to be discussed by Statement on Auditing Standards No.114, "The Auditor's Communication with Those Charged with Governance." The Audit Committee received from Rachlin the written statement concerning independence required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees" and discussed with Rachlin their independence with the Company, including any relationships that may impact their independence. The Audit Committee considered whether any provision by Rachlin of non-audit services to the Company is compatible with maintaining the accountants' independence and has discussed with Rachlin the accountants' independence.

Based on the review and discussions referred to in this report, the Audit Committee recommended to the Board of Directors, and the Board approved, that the audited financial statements and the auditors' report on Parlux management's assessment of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, be included in Parlux Fragrances, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

AUDIT COMMITTEE
Anthony D'Agostino, Chairman
Glenn Gopman
Esther Egozi Choukroun
Robert Mitzman

Compensation Committee

The duties of the Compensation Committee are to make recommendations to the Board of Directors concerning the salaries and bonuses of Company executive officers, and to advise and act for the Board of Directors on other compensation matters. For further information on the Compensation Committee's processes and procedures for consideration and determination of executive compensation, see compensation discussion and analysis below.  The Compensation Committee, during fiscal 2008, was composed of Messrs. D'Agostino, Mitzman, Gopman and Stone, all of whom are independent directors in compliance with Nasdaq regulations. The Compensation Committee held three meetings in fiscal 2008. (See "Executive Compensation" below).  For fiscal 2009, the Compensation Committee will continue to be composed of Messrs. Gopman (Chairman), D'Agostino, Mitzman and Stone.  The Compensation Committee does not have a formal written charter.

Nominating Committee

Pursuant to its written charter, the duties of the Nominating Committee are to identify, evaluate, and submit to the Board of Directors qualified individuals, including those recommended by security holders through the process described above, to be recommended by the Board of Directors for election at each annual meeting of stockholders and to be added by the Board of Directors at any other times due to Board of Directors expansions, director resignations or retirements or otherwise and candidates for membership on each Board of Director committee.   Such qualifications include industry experience, fashion/artistic talents and/or financial capabilities. Qualified individuals recommended by the Board of Directors are then presented in the Company's Proxy Statement to be voted upon by the Company's stockholders at each annual meeting. During fiscal 2008, the Nominating

Committee was composed of Ms. Egozi Choukroun, and Messrs D'Agostino, Mitzman and Stone, all of whom are independent directors in accordance with Nasdaq regulations. The Nominating Committee had two meetings in fiscal 2008.For fiscal 2009, the Nominating Committee will continue to be composed of Ms. Egozi Choukroun (Chairperson), and Messrs. D'Agostino, Mitzman, and Stone.

Independent Committee of Independent Directors

The Independent Committee of Independent Directors ("Independent Committee") does not have a formal written charter. To date, its responsibilities have been to evaluate, negotiate, and ultimately recommend approval or disapproval to the Board of Directors and the stockholders, of offers made by non-independent members of the Board of Directors (or companies affiliated with such non-Independent Director) to acquire all of the Company's Common Stock or to act on consent actions seeking control of the Company.

For fiscal 2009, the Independent Committee will continue to be composed of Messrs. Gopman (Chairman), D'Agostino and Mitzman and Ms. Egozi Choukroun.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of (1) Forms 3 and 4 and amendments to each form furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended March 31, 2008, (2) any Forms 5 and amendments to the forms furnished to us with respect to our fiscal year ended March 31, 2008, and (3) any written representations referred to us in subparagraph (b)(1) of Item 405 of Regulation S-K under the Securities Exchange Act of 1934, as amended, no person who at any time during the fiscal year ended March 31, 2008 was a director, officer or, to our knowledge, a beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended March 31, 2008.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all of its employees, officers and directors and a separate Code of Ethics for Executive and Financial Officers.  Both the Code of Business Conduct and Ethics and the Code of Ethics for Executive and Financial Officers are available for review on the Company's web site at www.parlux.com.

Item 11.

EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officer, our principal operating officer, and our principal financial officer during fiscal 2008. These individuals are listed in the "Summary Compensation Table" below and are referred to as the "Named Executive Officers."

Our executive compensation program is determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our principal executive officer in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview.

The Compensation Committee conducts an annual review of our executive compensation program to ensure that:

•

the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•

the program adequately rewards performance, which is tied to creating stockholder value.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers' long-term interests with stockholders' long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual incentive bonuses and stock option grants are the elements of our executive compensation program designed to reward performance and thus the creation of stockholder value.

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

Role of Executive Officers in Compensation Decisions.

The Compensation Committee makes recommendations to our Board for all compensation decisions for our senior executive officers, including non-cash compensation.  Our Compensation Committee and Chief Executive Officer annually review the performance of our other executive officers.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Board by the Compensation Committee.  The Compensation Committee can modify any recommended adjustments or awards to our executive officers.

Current Executive Compensation Program Elements.

Base Salaries

We provide our executive officers with a base salary to compensate them for services rendered during the fiscal year.  The initial base salaries for certain of our executive officers were fixed pursuant to their written employment agreements.  See “Employment Agreements” beginning on page 12.  The initial base salary ranges were determined for each executive officer based upon their position, responsibility and industry experience.  Any adjustments in the base salaries of our executive officers who are party to an employment agreement will be determined by the Compensation Committee based upon a combination of data derived from current surveys of compensation levels for similar positions in public companies of comparable size and industry type and a subjective review of the executive officer’s performance by the Compensation Committee, and the attainment of financial and operational objectives, with no specified weight being given to any of these factors.  Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. During fiscal 2008, the cash salaries paid to Messrs. Katz, Buttacavoli and Balsys were $540,561, $350,000, and $184,669, respectively. During fiscal 2007, the cash salaries paid to Messrs. Katz, Buttacavoli and Balsys were $62,116, $325,000 and $88,846, respectively.

Annual Incentive Bonuses

To reward superior performance and contributions made by our Named Executive Officers, we may award cash bonuses annually, based on the achievement of specific financial and operational goals and other factors. The relevant goals and the weight assigned to each goal are tailored to each Named Executive Officer based upon his or her area of responsibility. Each Named Executive Officer has a discussion setting forth the goals that must be achieved in order to earn the maximum cash bonus and the relative weight assigned to each goal on an annual basis. We aim to provide meaningful yet challenging goals relative to the expected performance of our Named Executive Officers. In establishing the goals, we strive to ensure that the targets are consistent with the strategic goals set by the Board, and that the goals set are sufficiently ambitious so as to provide meaningful results. We benchmark our targets to ensure they are fair compared to our industry.

Based upon the recommendation of our Chief Executive Officer, the Compensation Committee establishes target annual incentive bonus opportunities for each of our Named Executive Officers at the beginning of each fiscal year. These opportunities are established in accordance with the overall philosophy and objectives of our compensation program. Annual incentive bonus opportunities are generally tied to the achievement of specific financial and operational performance goals such as sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time. Each of the performance goals has a budget, target and maximum level of payment opportunity. At the end of each fiscal year, our Chief Executive Officer provides the Compensation Committee with an analysis of the performance of each of our Named Executive Officers against their performance goals. The Compensation Committee can increase or decrease the amount of the annual incentive bonus in its discretion. Annual incentive bonus opportunities and discretionary bonuses may also be awarded to our Named Executive Officers based on recommendations from our Chief Executive Officer and the Compensation Committee using subjective factors.

The annual incentive bonus opportunities for our Named Executive Officers was a maximum of 50% of base salary if 100% of the performance targets were achieved.  Those targets, for all three Named Executive Officers, included profitability and the elimination of previously reported material weaknesses in internal control, which represented 75% of the maximum bonus amount.  These targets were achieved by all three Named Executive Officers.  In addition, each Named Executive Officer was given individual performance goals within their areas of responsibility, which accounted for the balance of the maximum bonus amount.  During fiscal 2008, Messrs. Katz, Buttacavoli and Balsys received $225,000, $140,000 and $85,000, respectively.  During fiscal 2007, Mr. Buttacavoli received an incentive bonus of $16,250.

Stock Option Grants

We use stock options as a means of aligning the interests of our key employees and executive officers with the interests of our stockholders, by ensuring that they have a direct interest in increasing stockholder value.  Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value.  During fiscal 2007, no stock option grants were made to our executives.  During fiscal 2008, stock option grants were made to Messrs. Katz and Balsys for 180,000 and 60,000 shares, respectively.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

The purpose of awarding stock option grants is to:

•

give our key employees and executive officers an opportunity to acquire shares of our Common Stock;

•

provide an incentive for our key employees and executive officers to continue to promote our best interests;

•

enhance our long-term performance; and

•

provide an incentive for our key employees and executive officers to join or to remain employees of our company.

The Compensation Committee bases its grants of stock options to executives on a number of factors, including:

•

the executive's position with us and total compensation package;

•

the executive's performance of his or her individual responsibilities; and

•

the executive's contribution to the success of our financial performance.

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

Based on the review and discussions referred to in the paragraph immediately above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in its Annual Report on Form 10-K or proxy statement.

COMPENSATION COMMITTEE
Glenn Gopman, Chairman
Anthony D'Agostino
Robert Mitzman
David Stone

Compensation Committee Interlocks and Insider Participation

Messrs. Gopman, D'Agostino, Mitzman and Stone served as members of the Compensation Committee during fiscal 2008.  No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company. During the fiscal year ended March 31, 2008, none of our executive officers served on the compensation committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information regarding our Named Executive Officers, during the fiscal years ended March 31, 2008 and March 31, 2007.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Neil J. Katz (Chairman and Chief Executive Officer)(1)	2008	540,561	34,704	225,000	—	765,561
	2007	62,116	—	—	—	62,116

Frank A. Buttacavoli (Executive Vice President and Chief Operating Officer)(2)	2008	350,000	—	140,000	—	490,000
	2007	325,000	—	16,250	—	341,250

Raymond J. Balsys (Chief Financial Officer)(3)	2008	184,669	11,568	85,000	—	269,669
	2007	88,846	—	—	—	168,615

———————

(1)

Appointed a director and Interim Chief Executive Officer of the Company on February 6, 2007, and subsequently appointed Chairman of the Board and Chief Executive Officer of the Company on May 14, 2007.

(2)

Resigned as Chief Financial Officer of the Company on May 15, 2007. Raymond J. Balsys was appointed Chief Financial Officer of the Company on May 15, 2007.

(3)

Amount listed represents the dollar amount we recognized for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, "Share Based Payment". Assumptions made for the purpose of computing this amount are discussed in our Annual Report on Form 10-K for the year ended March 31, 2008 (the "2008 Form 10-K) in Note 10 to the Consolidated Financial Statements.

(4)

Amounts accrued in Fiscal 2008 and 2007 Financial Statements, and paid in June, 2008 and July 2007, following audit completion.

(5)

“All Other Compensation,” which includes matching contributions made by us under our 401-K Plan and term life insurance and long-term disability insurance premiums paid by us, did not exceed $10,000 for any named executive officer.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made to a Named Executive Officer during the fiscal year ended March 31, 2008.

Name	Approval Date	Grant Date				All Other Option Awards: Number of Securities Underlying Options (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)

			Estimated Future Payouts Under Non-Equity Incentive Plan
			Awards (1)
			Threshold	Target	Maximum
			($)	($)	($)
Neil J. Katz	07/26/07	10/11/07	—	—		180,000	416,448
	06/05/08	06/05/08	—	$250,000		—	—

Frank A. Buttacavoli	06/05/08	06/05/08	—	$175,000		—	—

Raymond J. Balsys	07/26/07	10/11/07	—	—		60,000	138,816
	06/05/08	06/05/08	—	$ 95,000		—	—

———————

(1)

Represents annual cash incentive awards pursuant to Named Executive Officer's employment agreements or Company incentive program, the actual payouts of which are shown in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation table on page 10.

(2)

Option awards granted under our 2007 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at March 31, 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Neil J. Katz (Chairman and Chief Executive Officer)	30,000	150,000(1)	—	$4.60	10/11/2012

Frank A. Buttacavoli (Executive Vice President and Chief Operating Officer)	120,000 200,000	— —	— —	$1.219 $1.220	3/31/2010 3/31/2011

Raymond J. Balsys (Chief Financial Officer)	10,000	50,000(2)	—	$4.60	10/11/2012

———————

(1)

The options shall vest with respect to 60,000 shares on 3/31/2009 and 90,000 shares on 3/31/2010.

(2)

The options shall vest with respect to 20,000 shares on 3/31/2009 and 30,000 shares on 3/31/2010.

OPTION EXERCISES AND STOCK VESTED – FISCAL 2008

The following table sets forth information concerning each exercise of stock options for each of our Named Executive Officers during the year ended March 31, 2008.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Neil J. Katz	—	—
Frank A. Buttacavoli	205,000	541,200(1)
	195,000	388,050(2)
Raymond J. Balsys	—	—

———————

(1)

Based on the difference between the closing market price on the date of exercise, which was $3.57 per share, and the exercise price of $0.93 per share, and does not take into account any taxes that may be payable in connection with the transaction.

(2)

Based on the difference between the closing market price on the date of exercise, which was $2.92 per share, and the exercise price of $0.93 per share, and does not take into account any taxes that may be payable in connection with the transaction.

EMPLOYMENT AGREEMENTS

Neil J. Katz

On July 26, 2007, we entered into an employment agreement with Mr. Katz, which provides for an annual base salary of $500,000 for the first 12 months, $550,000 for months 13 through 24 and $600,000 for months 25 through 36. Mr. Katz will be eligible to receive a bonus of up to 50% of his annual base salary on the Company's achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee. In addition, Mr. Katz was granted an option to purchase 180,000 shares of common stock of the Company under the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the "2007 Plan,") subject to stockholder approval of the 2007 Plan, which was approved at our 2007 Annual Shareholders' Meeting held on October 11, 2007.

Frank A. Buttacavoli

On June 1, 2005, consistent with prior practice, we entered into an employment agreement with Mr. Buttacavoli, which provides for an annual base salary of $285,000 for the period of June 1, 2005 through March 31, 2006, and for an annual base salary of $325,000, $350,000 and $400,000 for the periods commencing April 1, 2006, 2007 and 2008, and ending on March 31, 2007, 2008 and 2009, respectively. Mr. Buttacavoli will be eligible to receive a bonus of up to 50% of his annual base salary on the Company's achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee.  There were no warrants awarded with this agreement. In the event of a change in control, the agreement provides for the remaining monies due under the agreement and all unexercised warrants under previous agreements, to be doubled.

Raymond J. Balsys

On July 26, 2007, we entered into an employment agreement with Mr. Balsys extending for 36 months, providing for an annual base salary of $190,000 for the first 12-month period, and increases thereafter at the discretion of the Company's Board of Directors, as recommended by the Compensation Committee.  Mr. Balsys will be eligible to receive a bonus of up to 50% of his annual base salary on the Company's achievement of certain financial measures and management objectives as determined by the Company's Compensation Committee. In addition, Mr. Balsys was granted an option to purchase 60,000 shares of common stock of the Company under the 2007 Plan subject to stockholder approval of the 2007 Plan, which was approved at our 2007 Annual Shareholders' Meeting held on October 11, 2007.

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

Upon termination of Mr. Katz's employment agreement by his resignation without "Good Reason," as defined below, or by the Company for "Cause," as defined below, Mr. Katz would not be eligible to receive any further compensation under his employment agreement other than what would be due through the effective date of Mr. Katz's resignation or termination.

For purposes of Mr. Katz's employment agreement "Good Reason" has the following meaning: a termination by the executive following a "Good Reason Event" provided (i) the executive provides notice to the Company of such Good Reason Event within 90 days of the initial existence of such Good Reason Event; (ii) the notice provides the Company with 30 days during which it may remedy the Good Reason Event; and (iii) the Company fails to remedy the Good Reason Event within such 30 day period. A "Good Reason Event" shall be deemed to occur upon (i) a material diminution in the executive's authority, duties, or responsibilities or (ii) any action or inaction of the Company which constitutes a material breach of his employment agreement. Also, for purposes of Mr. Katz's employment agreement, "Cause" for the termination of the executive's employment shall be deemed to exist if, in the good faith judgment of the Company's Board of Directors: (i) the employee commits fraud, theft or embezzlement; (ii) the employee commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) the employee breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) the employee breaches any of the material terms of his employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) the employee engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) the executive's unreasonable failure or refusal to diligently perform the duties and responsibilities required to be performed by the executive under the terms of his employment agreement.

The following table describes the estimated compensation upon termination of Mr. Katz's employment agreement, assuming Mr. Katz's employment agreement was in effect during fiscal 2008, for any reason other than resignation of Mr. Katz without "Good Reason," as defined above, or termination by the Company for "Cause." The estimated compensation assumes the triggering event occurred on March 31, 2008 (the last business day of fiscal 2008). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary	Bonus	Options Immediately Vested
Neil J. Katz	$500,000(1)	$250,000(2)	150,000(3)

———————

(1)

This amount will be paid when otherwise payable as if employment had not been terminated on March 31, 2008.

(2)

This amount assumes Mr. Katz earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)

As of March 31, 2008, these options were out of the money.

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

(iv)

If (A) in breach of this Agreement, the Company shall terminate the Executive's employment other than for disability or for "Cause" or (B) the Executive shall terminate his employment for "Good Reason," as defined below, then

(a)

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

(c)

In the event of a "Change in Control," as defined below, of the Company, the Company shall pay in a lump sum payment (or in monthly installments at the option of the executive) the greater of twice the amount of severance pay required in (b), or three times the annual base salary at the highest rate in effect during the twelve (12) months immediately preceding the date of the termination.

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

The following table describes the compensation upon termination of Mr. Buttacavoli's employment agreement upon (i) death, (ii) disability, (iii) termination by the Company for "Cause," (iv) termination by the Company other than for disability or "Cause" or termination by Mr. Buttacavoli for "Good Reason," (v) termination by the Company as a result of a "Change in Control" and (vi) termination by Mr. Buttacavoli for "Good Reason" as a result of a "Change in Control." The estimated compensation assumes the triggering event occurred on March 31, 2008 (the last business day of fiscal 2008). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Triggering Event	Base Salary	Options/Warrants
Death	$ 175,000	—
Disability	$ 350,000	—
Termination by the Company for "Cause"	—	—
Termination by the Company other than for disability or "Cause" or termination by Mr. Buttacavoli for "Good Reason"	$ 350,000	—
Termination by the Company as a result of a "Change in Control"	$1,050,000	$550,400(1)
Termination by Mr. Buttacavoli for "Good Reason" as a result of a "Change in Control"	$1,050,000	$550,400(1)

———————

(1)

Based on 320,000 warrants at March 31, 2008 closing price of $2.94 and an average exercise price of $1.22.

Raymond J. Balsys

Upon termination of Mr. Balsys' employment agreement for any reason other than resignation of Mr. Balsys without "Good Reason," as defined below, or termination by the Company for "Cause," as defined below, the following will apply, with some exceptions:

(i)

Termination Payment. Mr. Balsys, or his estate and heirs following his death, shall be entitled (A) to continue to receive his annual base salary in effect at the time of such termination for a period of 12 months following the date of such termination, (B) to be paid when otherwise payable as if employment was not terminated, any bonus earned by Mr. Balsys through the date of termination pursuant to the terms of the bonus plan prorated to the date of termination, and (C) to have any unvested portion of his option fully vest as of the date of such termination.

(ii)

Termination Benefits. The Company shall continue to provide Mr. Balsys with the executive benefits and perquisites available to executive officers of the Company, including any group health, dental, disability, or other form of executive benefit plan or program of the Company existing from time to time on the same terms and conditions as is available to all other executives for a period of 12 months following the date of termination.

(iii)

Condition to Severance. In the event Mr. Balsys breaches any of the covenants contained in his employment agreement, then (A) the Company shall have no further obligation to make termination payments to Mr. Balsys or to continue to provide the termination benefits described above, and (B) any unexercised option shall be forfeited and be cancelled.

Upon termination of Mr. Balsys' employment agreement by his resignation without "Good Reason," as defined below, or by the Company for "Cause," as defined below, Mr. Balsys would not be eligible to receive any further compensation under his employment agreement other than what would be due through the effective date of Mr. Balsys' resignation or termination.

For purposes of Mr. Balsys' employment agreement "Good Reason" has the following meaning: a termination by the executive following a "Good Reason Event" provided (i) the executive provides notice to the Company of such Good Reason Event within 90 days of the initial existence of such Good Reason Event; (ii) the notice provides the Company with 30 days during which it may remedy the Good Reason Event; and (iii) the Company fails to remedy the Good Reason Event within such 30 day period. A "Good Reason Event" shall be deemed to occur upon (i) a material diminution in the executive's authority, duties, or responsibilities or (ii) any action or inaction of the Company which constitutes a material breach of his employment agreement. Also, for purposes of Mr. Balsys' employment agreement, "Cause" for the termination of the executive's employment shall be deemed to exist if, in the good faith judgment of the Company's Board of Directors: (i) the employee commits fraud, theft or embezzlement; (ii) the employee commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) the employee breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) the employee breaches any of the material terms of his employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) the employee engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) the executive's unreasonable failure or refusal to diligently perform the duties and responsibilities required to be performed by the executive under the terms of his employment agreement.

The following table describes the estimated compensation upon termination of Mr. Balsys' employment agreement, assuming Mr. Balsys' employment agreement was in effect during fiscal 2008, for any reason other than resignation of Mr. Balsys without "Good Reason," as defined above, or termination by the Company for "Cause." The estimated compensation assumes the triggering event occurred on March 31, 2008 (the last business day of fiscal 2008). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary	Bonus	Options Immediately Vested
Raymond J. Balsys	$190,000(1)	$ 95,000(2)	50,000(3)

————

(1)

This amount will be paid when otherwise payable as if employment had not been terminated on March 31, 2008.

(2)

This amount assumes Mr. Balsys earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)

As of March 31, 2008, these options were out of the money.

DIRECTOR COMPENSATION

As of April 1, 2007, the annual base rate for director compensation for fiscal 2008 was increased from $18,000 to $42,000 for each non-employee director and each director was awarded 15,000 options subject to stockholder approval of the 2007 Plan, which was approved on October 11, 2007. Non-employee directors serving on the Audit Committee receive an additional $8,000 in cash annually, with the Chairman receiving an additional $10,000 in cash. Non-employee directors serving on the Compensation, Nominating, and Independent receive an additional $3,000 annually in cash for each Committee served on, with the Chairman of each of these committees receiving an additional $3,000 in cash annually.

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for the year ended March 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Anthony D'Agostino	$ 69,000	$ 34,704	$ 103,704

Robert Mitzman	$ 59,000	$ 34,704	$ 93,704

Glenn Gopman	$ 62,000	$ 34,704	$ 96,704

Esther Egozi Choukroun	$ 59,000	$ 34,704	$ 93,704

David Stone	$ 48,000	$ 34,704	$ 82,704

———————

(1)

All option awards were granted on October 11, 2007, at an exercise price of $4.60, the closing price of the  Company's common stock on that date.

(2)

As of March 31, 2008, each of our current directors owned the following number of options: Anthony D'Agostino – 15,000; Robert Mitzman – 15,000; Glenn Gopman – 49,000; Esther Egozi Choukroun – 15,000; David Stone – 15,000.

(3)

Amount listed represents the dollar amount we recognized for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, "Share Based Payment". Assumptions made for the purpose of computing this amount are discussed in our 2008 Form 10-K in Note 10 to the Consolidated Financial Statements.  Each director was awarded options to purchase 15,000 shares.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

	Common Stock Beneficially Owned (1)	Percentage Ownership (1)
Directors and Executive Officers:
Neil J. Katz (2)	36,000	*
Frank A. Buttacavoli (3)	870,000	4.1%
Raymond J. Balsys (4)	20,000	*
Anthony D'Agostino (5)	20,000	*

Esther Egozi Choukroun (6)	15,000	*
Glenn Gopman (7)	110,000	*
Robert Mitzman (8)	15,000	*
David Stone (9)	16,000	*

All Directors and Executive Officers as a Group (6 Persons) (10)	1,102,000	5.2%

Other Principal Stockholders, based on the most recent filings available to the Company:
Signia Capital Management, LLC (11)	2,147,692	10.4%
Glenn Nussdorf (12)	2,050,013	9.9%
Dimensional Fund Advisors, Inc. (13)	1,387,373	6.7%

———————

*

Under one percent (1%).

(1)

Calculated pursuant to Rule 13d-3 of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of July 28, 2008, the Company had 20,679,912 shares of Common Stock outstanding.

(2)

Includes immediately exercisable options to purchase 30,000 shares of Common Stock under his employment agreement dated July 26, 2007.  The address of Mr. Katz is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(3)

Includes (a) immediately exercisable warrants to purchase 120,000 shares of Common Stock under his employment agreement, dated as of November 1, 1999, and (b) immediately exercisable warrants to purchase 200,000 shares of Common Stock granted on June 8, 2001. The address of Mr. Buttacavoli is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(4)

Includes immediately exercisable options to purchase 10,000 shares of Common Stock under his employment agreement dated July 26, 2007.  The address of Mr. Balsys is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(5)

The address of Mr. D'Agostino is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(6)

The address of Ms. Egozi Choukroun is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(7)

Includes immediately exercisable warrants to purchase 49,000 shares of Common Stock. The address of Mr. Gopman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(8)

The address of Mr. Mitzman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(9)

The address of Mr. Stone is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(10)

Includes our current executive officers and directors.

(11)

The address is 108 N. Washington St., Ste 305, Spokane, WA 99201.

(12)

The address of Mr. Nussdorf is 2060 Ninth Avenue, Ronkonkona, NY 11719.

(13)

The address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related parties, including, but not limited to, members of the Board of Directors, are closely monitored by management and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. In the event a transaction with a member of the Board is contemplated, the Director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors.

E Com Ventures, Inc.

The majority shareholders of  E Com Ventures, Inc. ("ECMV"), the parent company of Perfumania, hold an approximate 9.9% ownership interest in the Company, and accordingly, transactions with Perfumania are shown as related party transactions.

	Year Ended March 31,
	2008	2007	2006
Sales to Perfumania:
Continuing operations	$51,148,000	$11,720,000	$7,517,000
Discontinued operations	—	5,513,000	15,925,000
	$51,148,000	$17,233,000	$23,442,000

During the fiscal years ended March 31, 2008, 2007 and 2006, we had sales from continuing operations of approximately $51,148,000, $11,720,000 and $7,517,000, respectively, to Perfumania, which represented 33%, 9% and 7%, respectively, of our sales from continuing operations for the periods. In addition, we had sales to Perfumania of approximately $0, $5,513,000 and $15,925,000, respectively, of Perry Ellis products over the same periods which are reflected as discontinued operations. Perfumania is one of our largest customers and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 315 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania's purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania's store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are stated as net ninety (90) days, for over ten years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved, which is determined based on Perfumania's reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $15,392,112 and $6,101,456 at March 31, 2008 and 2007, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management.

We continue to evaluate our credit risk and assess the collectibility of the Perfumania receivables. Perfumania's reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania's most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2008, and 2007. We will continue to evaluate Perfumania's financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Rachlin LLP ("Rachlin") has served as the Company's independent certified public accounting firm since September 2007, having succeded Deloitte & Touche LLP ("D&T"). Representatives of Rachlin will be present at the Annual Meeting and will be given the opportunity to make a statement if they so desire. They will also be available to respond to appropriate questions.

The aggregate fees billed by Rachlin for fiscal year 2008 and for D&T in fiscals years 2007 and 2008 are as follows:

	Fiscal Year Ended March 31,
	2008	2007
Audit Fees (a)	$814,504	$1,395,206
Tax Fees (b)	208,150	59,950
All Other Fees (c)	23,251	261,410

———————

(a)

"Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports.   Our 2007 audit fees have been updated to reflect the final settlement with D&T.

(b)

"Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax service.

(c)

"All Other Fees" in 2008 consist of fees billed for professional services rendered in connection with Rachlin's audit of our Employee Benefit Plan.  “All Other Fees” in 2007 consists of fees billed for professional services rendered in connection with D&T’s review of the results of the Independent Committee investigation regarding allegations made in the Second Class Action, which has since been dismissed.

The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining Rachlin's independence. The Audit Committee pre-approves the engagement of the audit of our 401(k) Plan and Rachlin for all significant professional services. The Audit Committee has delegated the pre-approval authority to the Chairman of the Audit Committee, who evaluates and approves the particular engagement prior to the commencement of services. All fees were approved by the Audit Committee.

Changes in Company's Certifying Accountant

Previous independent registered public accounting firm

On September 26, 2007, the Audit Committee of the Board of Directors of the Company approved the dismissal of D&T as the Company's independent registered public accounting firm.  The audit reports of D&T on the Company's consolidated financial statements for the fiscal years ended March 31, 2006 and 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of D&T on management's assessments of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting ("internal control") as of March 31, 2006 and March 31, 2007 contained an unqualified opinion on management's assessment of the effectiveness of the Company's internal control and an adverse opinion on the effectiveness of the Company's internal control because of material weaknesses as of March 31, 2006 and March 31, 2007. The following material weaknesses were identified and included in management's assessments:

•

Lack of sufficient resources in our accounting and finance organization.

•

Lack of sufficient resources to provide for suitable segregation of duties.

•

Inadequate access controls with regard to computer master file information.

•

Inadequate controls over the processing of certain credits to accounts receivable.

•

Inadequate controls over the processing of certain expenses, most notably, advertising and promotional expenses.

•

Inadequate controls over the processing of adjustments to accounts payable.

•

Inadequate controls related to the inventory cycle. (This material weakness was identified and included in management's assessment only for the year ended March 31, 2007.)

During the two fiscal years ended March 31, 2006 and 2007, and the subsequent interim period through September 26, 2007 (the "Relevant Period"), there were (1) no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused them to make reference thereto in their reports to the subject matter of the disagreement, and (2) no reportable events, except that D&T advised the Company of the material weaknesses described above.

New independent registered public accounting firm

On September 26, 2007, the Audit Committee of the Board of Directors of the Company appointed Rachlin as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2008.  In connection with the engagement of Rachlin, during the Relevant Period, the Company did not consult with Rachlin on the application of accounting principles to a specified transaction, either completed or proposed; on the type of audit opinion that might be rendered on the Company's financial statements; or on any matter that was the subject of a disagreement or a reportable event. During the Relevant Period, the Company did not receive either written or oral advice from Rachlin that was an important factor in reaching a decision as to any accounting, auditing or financial reporting issue.

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

YEARS ENDED MARCH 31, 2008, 2007, AND 2006

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	2008	2007	2006
Income (loss) from continuing operations	$5,010,751	$(27,864,295)	$692,633
Income from discontinued operations	$25,350	$30,746,527	$22,043,143
Net income	$5,036,101	$2,882,232	$22,735,776
Weighted average number of shares issued	29,845,349	28,918,281	28,454,642
Weighted average number of treasury shares	(10,500,396)	(10,764,090)	(10,549,874)
Weighted average number of shares outstanding used in basic earnings per share calculation	19,344,953	18,154,190	17,904,768
Basic net income (loss) per common share – continuing operations	$0.26	$(1.53)	$0.04
Basic net income (loss) per common share – discontinued operations	$0.00	$1.69	$1.23
Weighted average number of shares outstanding used in basic earnings per share calculation	19,344,953	18,154,190	17,904,768
Effect of dilutive securities:
Stock options and warrants	1,258,303		3,194,005
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,603,256	18,154,190	21,098,773
Diluted net (loss) income per common share – continuing operations	$0.24	$(1.53)	$0.03
Diluted net income (loss) per common share – discontinued operations (1)	$0.00	$1.69	$1.04
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	417,850	2,994,000	—
Exercise price	$3.30 to $4.60	$0.93 to $1.80	$—

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, "Earnings Per Share", the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the year ended March 31, 2007, as we incurred a loss from continuing operations for that periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 29, 2008

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 29, 2008
Raymond J. Balsys

/s/ GLENN GOPMAN	Director	July 29, 2008
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	July 29, 2008
Esther Egozi Choukroun

/s/ ANTHONY D'AGOSTINO	Director	July 29, 2008
Anthony D'Agostino

/s/ DAVID STONE	Director	July 29, 2008
David Stone

/s/ ROBERT MITZMAN	Director	July 29, 2008
Robert Mitzman