Form 10-Q
period 2008-06-30
PARLUX FRAGRANCES INC
filed 2008-08-08
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

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

(Address of principal executive offices) (Zip code)

(954) 316-9008

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, $0.01 par value per share	20,679,912 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements

See pages 12 to 26.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. We hold licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, XOXO, Ocean Pacific (OP), Maria Sharapova, Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission, including the Risk Factors included in our Annual Report on Form 10-K, as filed with the SEC on June 9, 2008. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.

Recent Developments

Regions Bank Credit Facility

On July 20, 2008, our Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”) expired. On July 22, 2008, along with our subsidiary, Parlux Ltd., we entered into a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”), as lender. The New Loan Agreement provides a credit line of up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option.

The New Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2008 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

Effective April 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we will defer the adoption of SFAS 157 for our non-financial assests and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year ending March 31, 2009. We implemented the provisions of SFAS 159 during the current quarter. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact, if any, of SFAS 160 on our consolidated financial statements.

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

During April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the impact, if any, of this statement on our consolidated financial statements.

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

In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives. We expect that these store closings, the inventory control initiatives and the current worldwide economic conditions will continue to affect our sales in the short-term.

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

Results of Operations

During the quarter ended June 30, 2008, we experienced a 26% decrease in sales as compared to the quarter ended June 30, 2007. The decrease was primarily due to a lack of inventory on hand to fulfill international distributor and related party orders, as a result of higher than anticipated sales during the last quarter of fiscal 2008 combined with an overcorrection of inventory during the prior year. This was further exacerbated by unanticipated delays in obtaining critical components, particularly glass and plastics, during the current quarter to meet production forecasts and sales needs. We do not believe this trend will continue and, based on current conditions, we anticipate that sales during our second fiscal quarter will exceed $50 million.

As more fully discussed in Note N to the condensed consolidated financial statements, on December 6, 2006, the Company sold the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. Subsequently, the Perry Ellis brand activity has been presented as discontinued operations and prior period statements of operations have been retrospectively adjusted. The discussions on results of operations that follow are based upon the results from continuing operations and exclude any discussion of discontinued operations, unless specifically noted.

We did business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying condensed consolidated statements of operations. As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was approximately 7.6%. During the quarter ended September 30, 2007 his beneficial ownership declined to less than 5%. Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions. As of June 30, 2008, the former Chairman and CEO had no further beneficial ownership interest in the Company.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the quarters ended June 30, 2008 and 2007 include approximately $1,248,000 and $1,322,000, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

Comparison of the three-month period ended June 30, 2008 with the three-month period ended June 30, 2007.

Net Sales:

During the three months ended June 30, 2008, net sales from continuing operations decreased 26% to $23,304,180 as compared to $31,380,468 for the same period for the prior year. The decrease was primarily due to a lack of inventory on hand to fulfill international distributor and related party orders as a result of higher than anticipated sales during the last quarter of fiscal 2008 combined with an overcorrection of inventory during the prior year. This situation was further exacerbated by unanticipated delays in obtaining critical components, particularly glass and plastics, during the three months ended June 30, 2008 to meet production forecasts and sales needs. From a brand perspective, the decrease is mainly attributable to a decrease of $12,427,627 in Paris Hilton brand fragrances, for which most of the component delays occurred. This was partially offset by an increase in sales of GUESS? fragrances in the amount of $5,634,888, as distribution restrictions placed by GUESS? on international shipments were still in effect during the prior year period (See Note J to our condensed consolidated financial statement for further discussion) and $2,879,171 in sales from the launch of GUESS? by Marciano, which commenced shipping in February 2008. Net sales to unrelated customers, which represent 92% of our total net sales for the three months ended June 30, 2008, increased 71% to $21,471,294 compared to $12,568,507 for the same period in the prior year. This was partially due to the reclassification of certain distributors as unrelated customers who were previously reported as related in the prior year. (See Note F to the condensed consolidated financial statements for further discussion of related parties). Net sales to the U.S. department store sector decreased 7% to $5,503,751 for the three months ended June 30, 2008 as compared to $5,924,115 for the same period in the prior year, while net sales to international distributors increased 140% to $15,967,544, from $6,644,392. The increase in international net sales was the result of the increase in sales of GUESS? fragrances discussed above, and certain unrelated customers being reported as related in the prior year. Sales to related parties (See Note F to the condensed consolidated financial statements for further discussion of related parties) decreased 90% to $1,832,886 for the three months ended June 30, 2008, compared to $18,811,961 for the same period in the prior year, mainly as a result of sales of slow-moving and overstocked merchandise in the prior year, certain unrelated customers being reported as related in the prior year and the lack of inventory on hand in the three months ended June 30, 2008, current period to fulfill certain orders. We expect that sales to both unrelated and related customers will begin to increase in the upcoming quarters as production returns to normal levels, combined with the launch of new products.

Cost of Goods Sold:

Our overall cost of goods sold increased as a percentage of net sales to 50% for the current three months ended June 30, 2008, compared to 49% for the comparable prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 52% and 30%, respectively, for the three months ended June 30, 2008, as compared to 47% and 51%, respectively, for the same period in the prior year. The three months ended June 30, 2008 includes a higher percentage of sales to international distributors, which sales have a lower margin than sales of these products to U.S. department store customers, which generally reflect a higher margin. The prior year period also included the sale of overstock merchandise to related parties, which sales resulted in lower margins.

Total Operating Expenses:

Total operating expenses increased by 26% compared to the same period in the prior year to $19,584,651, from $15,602,803, increasing as a percentage of net sales to 84%, from 50%. However, certain individual components of our operating expenses experienced more significant changes.

Advertising and Promotional Expenses:

Advertising and promotional expenses increased 38% to $9,642,900 compared to $7,000,320 in the prior year period, increasing as a percentage of net sales from 22% to 41%. The three months ended June 30, 2008 includes advertising costs to increase Mother’s and Father’s Day sell-through, both in U.S department stores and internationally, to position ourselves for the launches of the new Jessica Simpson and Paris Hilton fragrances in the summer and fall of 2008, respectively, and the important holiday season. We have noted in recent years that increased spending during the Mother’s and Father’s Day period results in increased customer demand for the fall season.

Selling and Distribution Costs:

Selling and distribution costs increased 60% to $4,130,076 compared to $2,578,050 in the prior year period, increasing as a percentage of sales, from 8% to 18%. The increase was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities in anticipation of our launches and the holiday season.

Royalties:

Royalties decreased by 3% in the current period, increasing as a percentage of net sales to 11% from 9% in the same period of the prior year. The decrease reflects lower royalty payments due to lower sales for the three months ended June 30, 2008, offset by minimum royalty payments for Paris Hilton non-fragrance licenses in the same period.

General and Administrative Expenses:

General and administrative expenses decreased 7% in the three months ended June 30, 2008, from $2,705,189 to $2,559,499, increasing as a percentage of sales to 11% from 9% in the same period of the prior year. The decreased amount was mainly attributable to decreases in professional fees including legal fees and accounting fees in connection with our financial statement year-end audit, including the review of our compliance with the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization:

Depreciation and amortization increased 3% in the three months ended June 30, 2008 from $606,903 to $625,691, increasing as a percentage of sales to 3% from 2% in the same period of the prior year. The increase includes additional amortization of molds and new office equipment for our new corporate headquarters.

Operating Income (Loss):

As a result of the above factors, we generated an operating loss from continuing operations of $7,980,739 for the three months ended June 30, 2008, compared to an operating income from continuing operations of $367,979 for the same period in the prior year.

Net interest/income expense:

Net interest income was $108,213 in the three months ended June 30, 2008 as compared to net interest expense of $446,669 for the same period in the prior year, as we earned interest on our cash balances and did not need to utilize our line of credit during the three months ended June 30, 2008.

Loss Before Income Taxes, Taxes, Discontinued Operations and Net Loss:

Our loss from continuing operations before income taxes for the three months ended June 30, 2008 was $7,875,534 compared to a loss of $80,022 in the same period for the prior year. Our tax benefit reflects an estimated effective rate of 38% for the current year and prior year. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. As a result, we incurred a loss from continuing operations of $4,882,831 for the three months ended June 30, 2008 compared to loss of $49,613 in the comparable period of the prior year.

Loss from discontinued operations (See Note N to the accompanying condensed consolidated financial statements for further discussion), net of the tax effect, was $0 in the three months ended June 30, 2008 and $48,015 in the same period of the prior year. There was no discontinued operation activity during the three months ended June 30, 2008.

As a result, we incurred a net loss of $4,882,831 for the three months ended June 30, 2008 as compared to a net loss of $97,628 in the corresponding prior year period.

Liquidity and Capital Resources

Working capital decreased to $102,878,112 as of June 30, 2008, compared to $107,293,236 at March 31, 2008, primarily due to the use of current assets to support net loss reported for the three months ended June 30, 2008.

During the three months ended June 30, 2008, net cash provided by operating activities was $1,408,458 compared to net cash used in operating activities of $2,368,991 during the prior year comparable period. The current year balance reflects a decrease in trade receivables from both unrelated and related parties and an increase in accounts payable, offset by an increase in inventories. The prior year activity reflects an increase in trade receivables from related parties and a decrease in accounts payable, offset by a reduction of certain prepaid expenses.

For the three months ended June 30, 2008, net cash provided by investing activities was $44,930 as compared to net cash used in investing activities of $1,743,483 in the prior comparable period. The current year balance reflects the purchase of certain trademarks and equipment, while the prior year amount was primarily due to an increase in restricted cash.

During the three months ended June 30, 2008, net cash used for financing activities was $229,964 compared to net cash provided by financing activities of $4,109,321 in the prior year comparable period. The decrease was attributable to repayments of capital leases while the increase in the comparable prior year period was mainly attributable to the drawdown under our line of credit in the prior comparable period.

As of June 30, 2008 and 2007, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2008	2007
Trade accounts receivable:
Unrelated (1)	69	117
Related:
Perfumania	175	136
Other related	—	70
Total	117	103
Inventories	408	432

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $3,973.000 and $4,487,000 in 2008 and 2007, respectively.

The decrease in the number of days from 2007 to 2008 for unrelated customers was mainly attributable to successful collections from our distributors in the three months ended June 30, 2008.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) historically exceed those of unrelated international customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). However, due to the limited amount of sales to Perfumania during the quarter ended June 30, 2008, and the reclassification of certain distributors previously classified as related parties, the calculated number of days sales in accounts receivable from Perfumania is not indicative of a true ageing. The number of days, based upon the actual ageing as of June 30, 2008, would be 175 days (136 days at June 30, 2007). Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for the each quarter.

As noted in Note F to our condensed consolidated financial statements, effective as of July 1, 2007, transactions with such parties formerly identified as related, through their affiliation with our former Chairman and CEO, are no longer reported as related party transactions. Their number of days sales are included with unrelated parties in the current period, and as other related for 2007.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. Also, during the three months ended June 30, 2008, we increased our production in anticipation of the launch of the new Jessica Simpson fragrance. During July 2008, we commenced shipping of the new Jessica Simpson brand, which is launching domestically during the summer of 2008. We believe, based upon projected sales, that all inventory will be utilized within the next twelve months.

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

At June 30, 2008, based on the borrowing base at that date, the credit line amounted to approximately $21,537,000, of which there were no amounts outstanding. Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of June 30, 2008 and March 31, 2008, there were no amounts on deposit with our bank pending transfer.

Substantially all of our assets collateralized the Loan Agreement which contains customary events of default and covenants prohibiting, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. On July 20, 2008, our Loan and Security Agreement with GMAC Commercial Credit LLC expired. We were not in compliance with our financial covenants as of June 30, 2008, however, since there were no outstanding borrowings and as a new credit facility was signed on July 22, 2008, no waiver was requested from GMACCC.

On July 22, 2008 we signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”). The New Loan Agreement provides a credit line of up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option.

Substantially all of our assets collateralize our New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA.

As of June 30, 2007, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital expenditures.

Management believes that funds from operations and our existing financing will be sufficient to meet our current operating and seasonal needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2008, there have been no material changes in the information about the Company’s market risks, as set forth in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in internal control

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that our stock might be delisted because of a delay in meeting Securities and Exchange Commission (“SEC”) filing requirements. It relies in large measure on a bevy of media articles rather than facts known to the plaintiffs.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. We were just advised, through counsel, that one of the two plaintiffs in the case has withdrawn. There was no explanation given. The remaining plaintiff has spent months attempting to get documents from our former auditors. Independent counsel for us has asserted client-accountant privilege as to those documents. There has been no other discovery activity. We sought to take the remaining plaintiff's deposition, but plaintiff, who lives in Seattle, has declined to travel for his deposition asserting a "fear of flying." Counsel will be seeking guidance from the court on this issue, since it would seem to preclude plaintiff's attendance at trial as well. Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit.

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

The new complaint continued to assert claims against Mr. Lekach and Mr. Buttacavoli. It also named several additional parties from the other company defendants, but added no one from Parlux. All defendants filed motions to dismiss all claims.

On July 3, 2008, we were informed by counsel that Victory agreed to dismiss the case against all of the defendants. The Second Amended Complaint was dismissed by the court, pursuant to motions filed by all defendants. The court granted leave to file a Third Amended Complaint as to certain of the claims. Following detailed discussions with counsel for the Company, Victory filed a third amended complaint which dropped all of the Parlux defendants. We are no longer involved in this litigation.

Other

To the best of the Company’s knowledge, there are no other proceedings threatened or pending against the Company, which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations and cash flows.

Item 1A.

Risk Factors

There were no material changes during the quarter ended June 30, 2008 in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company did not submit any actions for stockholder approval during the quarter ended June 30, 2008.

Item 6.

Exhibits

Exhibits:

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,631,591	$21,408,167
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,973,000 and $4,487,000, respectively	12,403,535	19,301,061
Trade receivables from related parties	13,700,248	15,392,112
Income tax receivable	5,841,240	2,743,694
Inventories	52,424,681	48,068,280
Prepaid expenses and other current assets, net	10,322,359	11,343,286
Deferred tax assets, net	3,883,888	4,076,358
TOTAL CURRENT ASSETS	121,207,542	122,332,958
Equipment and leasehold improvements, net	3,628,439	4,093,091
Trademarks and licenses, net	2,564,241	2,770,211
Deferred tax assets, net	1,619,071	1,619,071
Other	321,399	332,609
TOTAL ASSETS	$129,340,692	$131,147,940
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$1,008,908	$990,953
Accounts payable	15,001,664	11,447,992
Accrued expenses	2,318,858	2,600,777
TOTAL CURRENT LIABILITIES	18,329,430	15,039,722
Borrowings, less current portion	286,903	542,633
TOTAL LIABILITIES	18,616,333	15,582,355
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,977,289 shares issued at June 30, 2008 and March 31, 2008	299,773	299,773
Additional paid-in capital	101,495,296	101,575,691
Retained earnings	42,989,323	47,926,973
	144,784,392	149,802,437
Less 9,297,377 and 9,397,377 shares of common stock in treasury, at cost, at June 30, 2008 and March 31, 2008, respectively	(34,060,033)	(34,236,852)
TOTAL STOCKHOLDERS' EQUITY	110,724,359	115,565,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$129,340,692	$131,147,940

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Net sales:
Unrelated customers, including licensing fees of $18,750 in 2008 and 2007	$21,471,294	$12,568,507
Related parties	1,832,886	18,811,961
	23,304,180	31,380,468
Cost of goods sold:
Unrelated customers	11,157,230	5,865,105
Related parties	543,038	9,544,581
	11,700,268	15,409,686
Operating expenses:
Advertising and promotional	9,642,900	7,000,320
Selling and distribution	4,130,076	2,578,050
Royalties	2,626,485	2,712,341
General and administrative (including share-based compensation expense of $33,794 in 2008 and $0 in 2007)	2,559,499	2,705,189
Depreciation and amortization	625,691	606,903
Total operating expenses	19,584,651	15,602,803
Operating (loss) income	(7,980,739)	367,979

Interest income	134,327	93
Interest expense and bank charges	(26,114)	(446,762)
Foreign exchange loss	(3,008)	(1,332)
Loss from continuing operations before income taxes	(7,875,534)	(80,022)
Income tax benefit	2,992,703	30,409
Loss from continuing operations	(4,882,831)	(49,613)
Discontinued operations:
Loss from operations of Perry Ellis fragrance brand	—	(77,443)
Income tax benefit related to Perry Ellis brand	—	29,428
Loss from discontinued operations	—	(48,015)
Net loss	$(4,882,831)	$(97,628)
Loss per common share:
Basic:
Continuing operations	$(0.24)	$0.00
Discontinued operations	0.00	0.00
Total	$(0.24)	$0.00

Diluted:
Continuing operations	$(0.24)	$0.00
Discontinued operations	0.00	0.00
Total	$(0.24)	$0.00

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number Issued	Par Value			Number of Shares	Cost
BALANCE at March 31, 2008	29,977,289	$299,773	$101,575,691	$47,926,973	9,397,377	$(34,236,852)	$115,565,585
Net loss	—	—	—	(4,882,831)	—	—	(4,882,831)
Excess tax deficiency	—	—	(114,189)	—	—	—	(114,189)
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(54,819)	(100,000)	176,819	122,000
Share-based compensation from option grants	—	—	33,794	—	—	—	33,794
BALANCE at June 30, 2008	29,977,289	$299,773	$101,495,296	$42,989,323	9,297,377	$(34,060,033)	$110,724,359

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,882,831)	$(97,628)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	33,794	—
Depreciation and amortization	625,691	606,903
Provision for doubtful accounts	65,934	7,943
Write-downs of prepaid promotional supplies and inventories	285,000	285,000
Deferred income tax provision	192,470	159,700
Changes in operating assets and liabilities:
Decrease in trade receivables – customers	6,831,592	398,145
Decrease (increase) in trade receivables - related parties	1,691,864	(5,494,020)
Increase in income tax receivable	(3,097,546)	(193,660)
Increase in inventories	(4,581,401)	(476,277)
Decrease in prepaid expenses and other current assets	960,927	3,719,114
Decrease in inventories, non-current	—	714,000
Decrease in other non-current assets	11,210	15,129
Increase (decrease) in accounts payable	3,553,672	(1,581,502)
Decrease in accrued expenses	(281,918)	(431,838)
Total adjustments	6,291,289	(2,271,363)
Net cash provided by (used in) operating activities	1,408,458	(2,368,991)
Cash flows from investing activities:
Net increase in restricted cash	—	(1,603,219)
Purchases of equipment and leasehold improvements, net	80,196	(61,840)
Purchases of trademarks	(35,266)	(78,424)
Net cash provided by (used in) investing activities	44,930	(1,743,483)
Cash flows from financing activities:
Proceeds - line of credit with GMACCC, net	—	4,214,378
Repayments of capital leases	(237,775)	(215,057)
Reversal of tax benefit from exercise of warrants	(114,189)	(159,700)
Proceeds from issuance of common stock, net	—	269,700
Proceeds from issuance of treasury stock, net	122,000	—
Net cash (used in) provided by financing activities	(229,964)	4,109,321
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash and cash equivalents	1,223,424	(3,153)
Cash and cash equivalents, beginning of period	21,408,167	14,271
Cash and cash equivalents, end of period	$22,631,591	$11,118

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”) and Parlux Ltd. (jointly referred to as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the SEC on June 9, 2008.

B.

Share-Based Compensation, Stock Options and Other Plans

On October 11, 2007, the Company’s stockholders approved the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which reserved an additional 1,500,000 shares of common stock for equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subject to stockholder approval and the shares underlying the options were registered with the Securities and Exchange Commission on a Form S-8 registration statement declared effective on December 28, 2007.

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively. The fair value of the combined October 11, 2007 options was determined to be $728,784. The directors’ options were expensed in full as share-based compensation during the prior year, while the executives’ options are being expensed as share-based compensation over a three year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,850 granted during August 2007 discussed below) were granted of which 368,274 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at June 30, 2008), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

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

Included in general and administrative expenses for the quarter ended June 30, 2008, is $33,794 of share-based compensation relating to the options issued in August and October 2007.

A summary of stock option and warrant activity during the three months ended June 30, 2008 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	901,850	$2.64	3.57	$826,400
Granted	—	—	—	—
Exercised	(100,000)	1.22	3.00	206,000
Forfeited	—	—	—	—
Outstanding as of June 30, 2008	801,850	$2.82	3.39	$1,620,285
Exercisable as of June 30, 2008	499,000	$2.01	3.31	$1,445,440

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the quarter ended June 30, 2008. The difference between the original cost of the treasury shares ($176,819) and the proceeds received from the warrant holder ($122,000) was recorded as a reduction in retained earnings.

The intrinsic value of the warrants exercised during the quarter ended June 30, 2008 was approximately $206,000 and the tax benefit from the exercise of such warrants is expected to approximate $78,000 for income tax purposes. As of March 31, 2008, a deferred tax benefit of $192,470 was provided on these warrants in connection with the share-based compensation charge from fiscal 2007. During the quarter ended June 30, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114,189 as a result of the exercise.

The following table summarizes information about the options and warrants outstanding at June 30, 2008, of which 499,000 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.04	-	$1.22	364,000	$1.20	2.3	$1,381,440
		$1.80	20,000	$1.80	4.7	64,000
		$3.30	102,850	$3.30	4.3	174,845
		$4.60	315,000	$4.60	4.3	—
			801,850	$2.82	3.4	$1,620,285

Proceeds relating to the exercise of all options and warrants during the three months ended June 30, 2008 and 2007, were $122,000 and $269,700, respectively.

C.

Inventories

The components of inventories are as follows:

	June 30, 2008	March 31, 2008
Finished products:
Fragrances	$27,462,059	$28,625,862
Watches	2,125,250	2,390,603
Handbags	366,077	377,917
Components and packaging material:
Fragrances	18,929,541	14,889,115
Watches	17,629	25,343
Raw material	3,524,125	1,759,440
	$52,424,681	$48,068,280

As is more fully described in Note J, in December 2006, one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that they could pursue would include the termination or modification of the license agreement.

As of June 30, 2008, our inventories of GUESS? products totaled $20.7 million ($22.8 million at March 31, 2008). If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2008	March 31, 2008	Estimated Life (in years)
XOXO	$4,285,495	4,285,495	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	779,390	744,124	5
Other	216,546	216,546	5-25
	8,101,792	8,066,526
Less – accumulated amortization	(5,537,551)	(5,296,315)
	$2,564,241	$2,770,211

During the years ended March 31, 2008 and 2007, the Company recorded impairment charges of $385,232 and $1,129,273, respectively, in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value. There were no impairment charges recorded during the quarters ended June 30, 2008 ad 2007.

E.

Borrowings

The composition of borrowings is as follows:

	June 30, 2008	March 31, 2008
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus .25% (5.0% at June 30, 2008) at the Company’s option.	$—	$—
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including imputed interest at 7.33%, through July 2009.	1,228,708	1,456,266
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including imputed interest at 3.94%, through December 2009.	67,103	77,320
	1,295,811	1,533,586
Less: long-term borrowings	286,903	542,633
Borrowings, current portion	$1,008,908	$990,953

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

At June 30, 2008, based on the borrowing base at that date, available borrowing under the credit line amounted to approximately $21,537,000, of which none (none as of March 31, 2008) was utilized.

Substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralize the credit line borrowing. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contains certain financial covenants relating to net worth, interest coverage and other financial ratios. On July 20, 2008, the Loan Agreement expired. See Note O for further discussion. The Company was not in compliance with its financial covenants as of June 30, 2008, however, since there were no outstanding borrowings and a new credit facility was signed on July 22, 2008, no waiver was requested from GMACCC.

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

The Company believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating and seasonal needs. However, if the Company was to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain financing. There is no assurance that the Company could obtain such financing or what the terms of such financing, if available, would be. See Note O regarding the Company’s new credit facility.

F.

Related Party Transactions

The Company had net sales of $1,832,886 and $10,807,046 during the three-month periods ended June 30, 2008 and 2007, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of ECMV, a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 315 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

ECMV’s majority shareholders acquired an approximate 12.2% (at that time) ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $13,700,248 and $15,392,112 at June 30, 2008 and March 31, 2008, respectively.

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. During the year ended March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company had declined to less than 5% (0% at June 30, 2008). Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer considered to be related party transactions. During the three months ended June 30, 2007, sales to related parties included $8,004,915 from these customers.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended June 30,
	2008	2007
Loss from continuing operations	$(4,882,831)	$(49,613)
(Loss) income from discontinued operations	—	(48,015)
Net loss	$(4,882,831)	$(97,628)
Weighted average number of shares issued	29,977,289	29,455,531
Weighted average number of treasury shares	(9,339,135)	(11,347,377)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,638,154	18,108,154
Basic net loss per common share – continuing operations	$(0.24)	$(0.00)
Basic net loss per common share – discontinued operations	$(0.00)	$(0.00)
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	801,850	2,704,000
Exercise price	$1.04 to $4.60	$0.93 to $1.80

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the periods ended June 30, 2008, and 2007, as we incurred a loss from continuing operations for those periods.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months ended June 30,
	2008	2007
Cash paid for:
Interest	$26,114	$446,668
Income taxes	$27,790	$80,836

I.

Income Taxes

The tax benefit for the periods reflects an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at June 30, 2008 includes $2,743,694 of recoverable income taxes previously paid and $3,097,546 of estimated recoverable income taxes that will be offset by estimated income tax payable at year-end.

J.

License and Distribution Agreements

During the quarter ended June 30, 2008, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Ocean Pacific (“OP”), Andy Roddick, babyGund, and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its licensor. See Note N for further discussion. On June 30, 2008, the Company’s license with Maria Sharapova expired. The Company elected not to renew this contract. The Company has until December 31, 2008 to sell-off any remaining inventory on hand.

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

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011 and is renewable for an additional five-year period. The first products under this agreement were launched during summer 2006. During fiscal 2008, we sublicensed the international rights under this license.

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

In December 2006, the Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company suspended shipments to international distributors. GUESS? has subsequently approved certain international distributors and the Company has commenced shipments to these approved distributors. The Company continues to submit approval requests for additional international distributors in accordance with procedures outlined in the license agreement.

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

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013 and is renewable for two additional terms of three years each, if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the spring of 2009, and has resumed the manufacturing of certain previously developed Nicole Miller fragrances.

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

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

K.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the three month period ended June 30, 2008 totaled $311,358 and $0, respectively ($68,450 and $225,367 for the three months ended June 30, 2007, respectively). Included in inventories at June 30, 2008, is approximately $2,142,879 and $366,077 relating to watches and handbags, respectively ($2,415,946 and $377,917 for watches and handbags at March 31, 2008). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit, and the Company intends to vigorously defend itself.

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

The new complaint continued to assert claims against Mr. Lekach and Mr. Buttacavoli. It also named several additional parties from the other company defendants, but added no one from Parlux. All defendants filed motions to dismiss all claims.

On July 3, 2008, the Company was informed by counsel that Victory agreed to dismiss the case against all of the defendants. The Second Amended Complaint was dismissed by the court, pursuant to motions filed by all defendants. The court granted leave to file a Third Amended Complaint as to certain of the claims. Following detailed discussions with counsel for the Company, Victory filed a third amended complaint which dropped all of the Parlux defendants. The Company is no longer involved in this litigation.

M.

New Accounting Pronouncement

Effective April 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we will defer the adoption of SFAS 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115” ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company's fiscal year ending March 31, 2009. The Company adopted the provisions of SFAS 159 during the current quarter. The Company does not anticipate any material adjustments related to this new pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact, if any, of SFAS 160 on our consolidated financial statements.

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

During April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the impact, if any, of the statement on our condensed consolidated financial statements.

N.

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

Beginning with our third quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended June 30,
	2008	2007
Net revenues	$—	$(20,086)

Operating (loss) income	—	(77,443)
(Loss) income from discontinued operations	$—	$(48,015)

O.

Subsequent Events

On July 20, 2008, the Company’s Loan Agreement with GMACCC expired. On July 22, 2008, the Company signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”). The New Loan Agreement provides up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at the Company’s option.

Substantially all of the Company’s assets collateralize the New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA.

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

Date: August 8, 2008

EXHIBIT INDEX

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