Form 10-Q
period 2008-09-30
PARLUX FRAGRANCES INC
filed 2008-11-06
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2008

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008
Common Stock, $0.01 par value per share	20,528,812 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements.

See pages 14 to 29.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. It holds licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, XOXO, Ocean Pacific (OP), Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations. Investors are cautioned that forward-looking statements involve many risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2008. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the forward-looking information herein, which speaks only as of this date.

Recent Developments

Marc Ecko Fragrance License

Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko marks.  The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met.  We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.  We anticipate launching a new fragrance under this license in the fall of 2009 or in the spring of 2010.

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

Josie Natori Fragrance License

Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2008, a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

New Accounting Pronouncements

Effective April 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosure requirements about fair value measurements. In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we will defer the adoption of SFAS 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year ending March 31, 2009. We implemented the provisions of SFAS 159 effective April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact, if any, of SFAS 160 on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the provisions of SFAS 162 to determine the impact, if any, on our condensed consolidated financial statements.

During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

Significant Trends

Over the last few years, a significant number of new prestige fragrance products have been introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows.

In addition, certain U.S. department store retailers have consolidated operations resulting in the closing of retail doors as well as implementing various inventory control initiatives. We expect that these store closings, the inventory control initiatives, and the current worldwide economic conditions will continue to affect our sales in the short-term.

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

Results of Operations

As more fully discussed in Note N to the accompanying condensed consolidated financial statements, on December 6, 2006, the Company sold the Perry Ellis fragrance brand license back to Perry Ellis International (PEI) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. Subsequently, the Perry Ellis brand activity has been presented as discontinued operations and prior period statements of operations have been retrospectively adjusted. The discussions on results of operations that follow are based upon the results from continuing operations and exclude any discussion of discontinued operations, unless specifically noted.

We did business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying condensed consolidated statements of operations. As of June 30, 2007, the former Chairman and CEO’s beneficial ownership interest in the Company was approximately 7.6%. During the quarter ended September 30, 2007, his beneficial ownership declined to less than 5%. Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions. As of June 30, 2008, the former Chairman and CEO had no further beneficial ownership interest in the Company.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six-months ended September 30, 2008 and 2007, include approximately $2,599,000 and $1,768,000, respectively, ($1,351,000 and $446,000 for the three-months ended September 30, 2008 and 2007) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with accounting principles generally accepted in the United States.

Comparison of the three-month period ended September 30, 2008, with the three-month period ended September 30, 2007.

Net Sales:

During the three-months ended September 30, 2008, net sales from continuing operations increased 40% to $52,392,135, as compared to $37,353,423 for the same prior year period. The increase was primarily due to an increase of $5,839,929 in gross sales of our GUESS? brand fragrances and an increase of $4,119,107 in gross sales of our Paris Hilton brand fragrances, primarily due to the resolution of inventory shortages and delays in obtaining critical components, particularly glass and plastics, experienced in the first quarter of 2009. The increase in Paris Hilton brand fragrances included $1,493,935 in sales of the new Paris Hilton fragrance, Fairy Dust, which launched in late September 2008. In addition, we launched our new Jessica Simpson fragrance, Fancy, in our domestic market in August 2008, resulting in an increase in gross sales of $6,518,343.

Net sales to unrelated customers, which represented 65% of our total net sales for the three-months ended September 30, 2008, increased 89% to $33,822,313, as compared to $17,870,152 for the same prior year period. This was due to an increase in sales to the U.S. department store sector. Net sales to the U.S. department store sector increased 172% to $15,649,547 for the three-months ended September 30, 2008, as compared to $5,760,384 for the same period in the prior year, while net sales to international distributors increased 51% to $18,182,766 from $12,049,768. The increase in domestic sales is primarily due to the launch of our new Jessica Simpson fragrance, Fancy, noted above, and the launch of our new Paris Hilton fragrance, Fairy Dust, which began shipping in our domestic market in August and late September 2008, respectively. The increase in international net sales was the result of the increase in sales of our GUESS? brand fragrances, noted above. Sales to related parties (See Note F to the accompanying condensed consolidated financial statements for further discussion of related parties) decreased 5% to $18,569,822 for the three-months ended September 30, 2008, as compared to $19,483,271 for the same prior year prior.

Cost of Goods Sold:

Our overall cost of goods sold decreased as a percentage of net sales to 46% for the three-months ended September 30, 2008, as compared to 55% for the same prior year period. Cost of goods sold as a percentage of net sales to both unrelated customers and related parties approximated 46% for the three-months ended September 30, 2008, as compared to 60% and 51%, respectively, for the same period in the prior year. The three-months ended September 30, 2008, included a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. The prior year comparative period also included the sale of overstock merchandise to related parties, which sales resulted in lower margins.

Total Operating Expenses:

Total operating expenses increased by 64% for the three-months ended September 30, 2008, as compared to the same prior year period, to $22,559,120 from $13,725,114, increasing as a percentage of net sales to 43% from 37%. However, certain individual components of our operating expenses experienced more significant changes.

Advertising and Promotional Expenses:

Advertising and promotional expenses increased 177% to $11,721,639 for the three-months ended September 30, 2008, as compared to $4,232,824 for the same prior year period, increasing as a percentage of net sales from 11% to 22%, primarily due to the launches of the new Jessica Simpson and Paris Hilton fragrances in the fall of 2008 and in preparation of the important holiday season. We anticipate that promotional spending for the Jessica Simpson and Paris Hilton brands will continue at these levels during periods which contain new product launches.

Selling and Distribution Costs:

Selling and distribution costs increased 51% to $3,974,844 for the three-months ended September 30, 2008, as compared to $2,639,344 for the same prior year period, increasing as a percentage of sales to 8% from 7%. The increase in costs was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities in anticipation of our launches and the holiday season. In addition, the new Jessica Simpson fragrance, Fancy, was launched in August 2008. Additional selling expenses were incurred with the launch of this new brand.

Royalties:

Royalties increased by 19% to $3,850,369 for the three-months ended September 30, 2008, as compared to $3,226,721 for the same prior year period, decreasing as a percentage of net sales to 7% from 9%. The increase reflects higher royalty payments due to the increase in sales for the three-months ended September 30, 2008. We anticipate that this percentage will remain relatively constant for the remainder of the fiscal year ending March 31, 2009, as increases in fragrance sales partially offset minimum royalty payments for Paris Hilton non-fragrance licenses.

General and Administrative Expenses:

General and administrative expenses decreased 16% to $2,381,400 for the three-months ended September 30, 2008, as compared to $2,819,260 for the same prior year period, decreasing as a percentage of sales to 5% from 8%. The decrease in expenses was mainly attributable to a reduction in the reserves for uncollectible accounts receivable of approximately $568,000, as compared to the same period in the prior year, resulting from the resolution of past due amounts from an international distributor.

Depreciation and Amortization:

Depreciation and amortization decreased 22% to $630,868 for the three-months ended September 30, 2008, as compared to $806,965 for the same prior year period, decreasing as a percentage of sales to 1% from 2%. The decrease was attributable to lower amortization expense. In addition, an impairment charge of $185,232 was recorded in the comparable prior year period in connection with the XOXO fragrance license.

Operating Income:

As a result of the above factors, we generated operating income from continuing operations of $5,785,946 for the three-months ended September 30, 2008, as compared to $3,074,676 for the same period in the prior year.

Net Interest/Income Expense:

Net interest income was $89,217 in the three-months ended September 30, 2008, as compared to net interest expense of $407,658 for the same period in the prior year, as we earned interest on our cash balances and did not need to utilize our line of credit during the three-months ended September 30, 2008.

Income Before Income Taxes, Taxes, Discontinued Operations and Net Income:

Our income from continuing operations before income taxes for the three-months ended September 30, 2008, was $5,877,153, as compared to $3,164,279 for the same period in the prior year. Our tax provision reflects an estimated effective rate of 38% for the current year and prior year. As a result, we earned income from continuing operations of $3,643,835 for the three-months ended September 30, 2008, as compared to $1,961,852 in the same prior year period.

Income from discontinued operations (See Note N to the accompanying condensed consolidated financial statements for further discussion), net of the tax effect, was $0 for the three-months ended September 30, 2008, and $69,646 for the comparable prior year period. There was no discontinued operation activity during the three-months ended September 30, 2008.

As a result, we earned net income of $3,643,835 for the three-months ended September 30, 2008, as compared to $2,031,498 for the same prior year period.

Comparison of the six-month period ended September 30, 2008 with the six-month period ended September 30, 2007

Net Sales

During the six-months ended September 30, 2008, net sales from continuing operations increased 10% to $75,696,315, as compared to $68,733,891 for the same prior year period. The increase is mainly attributable to an increase of $11,474,817 in gross sales of our GUESS? brand fragrances, primarily due to the launch of GUESS? by Marciano in February 2008, resulting in gross sales of $6,468,920 during the six-months period, and to the launch of our new Jessica Simpson fragrance, Fancy, in our domestic market in August 2008, resulting in gross sales of $6,518,343, partially offset by a decrease of $8,308,521 in gross sales of our Paris Hilton brand fragrances resulting from delays in obtaining critical components, particularly glass and plastics, experienced in the first quarter of fiscal year 2009.

Net sales to unrelated customers, which represented 73% of our total net sales for the six-months ended September 30, 2008, increased 82% to $55,293,607, as compared to $30,438,659 for the same prior year period, mainly as a result of an increase in gross sales of $13,205,376 to unrelated customers of our GUESS? brand fragrances and an increase in gross sales of $6,518,343 from the launch of our new Jessica Simpson fragrance, Fancy, in our domestic market in August 2008.  Net sales to the U.S. department store sector increased 81% to $21,153,298 for the six-months ended September 30, 2008, as compared to $11,685,336 for the same period in the prior year, while net sales to international distributors increased 82% to $34,140,310 from $18,753,354. The increase in domestic sales is primarily due to the launch of our new Jessica Simpson fragrance, Fancy, noted above, and the launch of our new Paris Hilton fragrance, Fairy Dust, which began shipping in our domestic market in August and late September 2008, respectively. The increase in international net sales was primarily a result of the increase in our GUESS? brand fragrances gross sales of $11,258,503 and an increase in gross sales of $3,616,765 of our Paris Hilton’s Can Can fragrance, which was launched internationally in October of 2007. Sales to related parties decreased 47% to $20,402,708 for the six-months ended September 30, 2008, as compared to $38,295,232 for the same prior year period, mainly as a result of sales of slow-moving and overstocked merchandise in the prior year and certain current unrelated customers being reported as related customers through June 30, 2007.

Effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales.

Cost of Goods Sold

Our overall cost of goods sold decreased as a percentage of net sales to 47% for the six-month period ended September 30, 2008, as compared to 52% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 48% and 45%, respectively, for the six-month period ended September 30, 2008, as compared to 54% and 51%, respectively, for the same prior year period. The six-month period ended September 30, 2008, includes a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise.

The prior year comparative period also included the sale of overstock merchandise to related parties, which sales resulted in lower margins.

Total Operating Expenses

Total operating expenses increased by 44% for the six-months ended September 30, 2008, as compared to the same period in the prior year, to $42,143,771 from $29,327,917, increasing as a percentage of net sales to 56% from 43%. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses increased 90% to $21,364,539 for the six-months ended September 30, 2008, as compared to $11,233,144 for the same prior year period, increasing as a percentage of net sales to 28% from 16%, primarily due to the launches of the new Jessica Simpson and Paris Hilton fragrances in the late summer of 2008 and in preparation of the important holiday season.

Selling and Distribution Costs

Selling and distribution costs increased 55% to $8,104,920 for the six-months ended September 30, 2008, as compared to $5,217,394 for the same prior year period, increasing as a percentage of net sales to 11% from 8%. The increase in costs was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities in anticipation of our new launches and the upcoming holiday season. In addition, the new Jessica Simpson fragrance, Fancy, was launched in August 2008. Additional selling expenses were incurred with the launch of this new brand.

Royalties

Royalties increased by 9% to $6,476,854 for the six-months ended September 30, 2008, as compared to $5,939,062 for the same prior year period, remaining constant as a percentage of net sales at 9%. We anticipate that this percentage will remain relatively constant at 9% or decrease slightly for the remainder of the fiscal year ending March 31, 2009, as increases in fragrance sales partially offset minimum royalties for Paris Hilton non-fragrance licenses.

General and Administrative Expenses

General and administrative expenses decreased 11% to $4,940,899 for the six-months ended September 30, 2008, as compared to $5,524,449 for the same prior year period, decreasing as a percentage of net sales to 7% from 8%. The decrease in expenses was mainly attributable to a decrease in reserves for uncollectible accounts receivable of approximately $640,000, as compared to the same period in the prior year, resulting from the resolution of past due amounts from an international distributor. This was partially offset by an increase in personnel, as noted above.

Depreciation and Amortization

Depreciation and amortization decreased 11% to $1,256,559 for the six-months ended September 30, 2008, as compared to $1,413,868 for the same prior year period, remaining constant at 2% of net sales. The decrease was attributable to lower amortization expense, as an impairment charge of $185,232 was recorded in the comparative prior year period in connection with the XOXO fragrance license.

Operating Income (Loss)

As a result of the above factors, we generated an operating loss from continuing operations of $(2,194,793) for the six-months ended September 30, 2008, as compared to an operating income from continuing operations of $3,442,655 for the same period in the prior year.

Net Interest/Income Expense

Net interest income was $197,430 in the six-months ended September 30, 2008, as compared to net interest expense of $854,327 for the same prior year period, as we did not utilize our line of credit during the current year period.

Income (Loss) Before Income Taxes, Income Taxes, Discontinued Operations and Net Income (Loss)

Loss from continuing operations before taxes for the six-months ended September 30, 2008, was $(1,998,381), as compared to income from continuing operations before taxes of $3,084,257 for the same period in the prior year. Our tax benefit in the current year and our tax provision in the prior year reflect an estimated effective tax rate of 38%. Actual tax benefits realized may be greater or less than amounts recorded, and such differences may be material. As a result, we incurred a loss from continuing operations of $(1,238,996) for the six-months ended September 30, 2008, as compared to income of $1,912,239 in the same period of the prior year.

Income from discontinued operations net of the tax effect, was $0 for the six-months ended September 30, 2008, as compared to $21,631 for the same prior year period. (See Note N to the accompanying condensed consolidated financial statements for further discussion).

As a result, we incurred a net loss for the six-months ended September 30, 2008, of $(1,238,996), as compared to net income of $1,933,870 for the same prior year period.

Liquidity and Capital Resources

Working capital decreased to $106,792,952 at September 30, 2008, compared to $107,293,236 at March 31, 2008, primarily due to the use of current assets to support the net loss reported for the six-months ended September 30, 2008.

During the six-months ended September 30, 2008, net cash provided by operating activities was $3,405,245, as compared to $7,705,809 during the same prior year period. The current year activity reflects an increase in trade receivables from unrelated parties resulting from higher net sales and an increase in inventories, accounts payable and accrued expenses in preparation of the holiday season. The prior year activity reflects an increase in trade receivables, along with a decrease in accounts payable and accrued expenses, offset by a refund of income taxes paid in the prior year, decreases in inventories and prepaid expenses and receipt of the remaining balance due from the sale of the Perry Ellis fragrance license.

For the six-months ended September 30, 2008, net cash used in investing activities was $135,797, as compared to net cash provided by investing activities of $140,931 during the same prior year period. The current year activity reflects lower purchases of equipment and trademarks, as compared to the prior year period, and no restricted cash, while the prior year investing activities primarily resulted from a decrease in restricted cash.

During the six-months ended September 30, 2008, net cash used in financing activities was $475,572 as compared to cash used in financing activities of $7,846,007 during the same prior year period. The current year activity reflects the continued repayments of capital leases, while the prior year financing activities was mainly attributable to the repayments of the GMACCC credit facility.

As of September 30, 2008 and 2007, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2008	2007
Trade accounts receivable:
Unrelated (1)	101	114
Related:
Perfumania	138	121
Total	111	117
Inventories	285	337

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $6,384,000 and $4,051,000 in 2008 and 2007, respectively.

The decrease in the number of days from 2007 to 2008 for unrelated customers was mainly attributable to successful collections from our distributors in the six months ended September 30, 2008.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continues to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). However, due to the limited amount of sales to Perfumania during the quarter ended June 30, 2008, and the reclassification of certain distributors previously classified as related parties, the calculated number of days sales in accounts receivable from Perfumania is not indicative of a true aging. The number of days, based upon the actual aging as of September 30, 2008, would be 95 days (116 days at September 30, 2007). Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for the each quarter.

As noted in Note F to the accompanying condensed consolidated financial statements, effective as of July 1, 2007, transactions with such parties formerly identified as related, through their affiliation with our former Chairman and CEO, are no longer reported as related party transactions. Their number of days sales are included with unrelated parties in the current period.

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

Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. Also, during the six-months ended September 30, 2008, we increased our production in anticipation of the launch of the new Jessica Simpson and Paris Hilton fragrances. During July 2008, we commenced shipping of the new Jessica Simpson brand, which was launched domestically during the second quarter of 2008. The new Paris Hilton fragrance was launched in late September 2008. We believe, based upon projected sales, that all inventory will be utilized within the next twelve months.

As of March 31, 2008, we had repurchased, under all phases of our common stock buy-back program, a total of 11,347,377 shares at a cost of $39,176,713. On October 16, 2008, our Board of Directors (the “Board”) approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. Our new lender’s approval was received on October 24, 2008. As of November 5, 2008, we have repurchased, in the open market, 152,600 shares at a cost of $523,972.

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

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000, with an additional $5,000,000 available at our option, while extending the maturity to July 20, 2008. The interest was reduced to 0.25% below the prime rate. During May 2006, we exercised our option and increased the line to $35,000,000. On July 20, 2008, the Company’s Loan Agreement with GMACCC expired.

Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to GMACCC. As of March 31, 2008, there were no amounts on deposit with our bank pending transfer.

Through July 20, 2008, substantially all of our assets collateralized the Loan Agreement which contained customary events of default and covenants prohibiting, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contained certain financial covenants relating to net worth, interest coverage and other financial ratios. On July 20, 2008, our Loan and Security Agreement with GMAC Commercial Credit LLC expired.

On July 22, 2008, we signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (“Bank”). The New Loan Agreement provides a credit line of up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option, of which no amounts were outstanding at September 30, 2008.

Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to Regions. As of September 30, 2008, there were no amounts on deposit with our bank pending transfer.

Substantially all of our assets collateralize our New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA. As of September 30, 2008, we were in compliance with our financial covenants.

As of September 30, 2008, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K 303, nor do we have any material commitments for capital expenditures.

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

Contractual Obligations

There were no material changes during the quarter ended September 30, 2008, in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

During the quarter ended September 30, 2008, there have been no material changes to our exposures to market risks since March 31, 2008. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2008, for a complete discussion of our exposures to market risk.

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

Legal Proceedings.

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

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, we were advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents from our former auditors. The documents provide no support for any of the claims.

We then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear here in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. We were then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel is opposing that motion, which appears procedurally flawed, since a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion is schedule for late December 2008.

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

Item 1A.

Risk Factors.

There were no material changes during the quarter ended September 30, 2008, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults on Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company did not submit any actions for shareholder approval during the quarter ended September 30, 2008.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit #	Description
4.1

Loan and Security Agreement, dated as of July 22, 2008, between Parlux Fragrances, Inc. and Parlux Ltd., and Regions Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2008).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2008	March 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,202,043	$21,408,167
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $6,384,000 and $4,487,000, respectively	24,081,583	19,301,061
Trade receivables from related parties	15,356,233	15,392,112
Income tax receivable	3,614,572	2,743,694
Inventories	55,673,201	48,068,280
Prepaid expenses and other current assets, net	12,338,227	11,343,286
Deferred tax assets, net	3,883,888	4,076,358
TOTAL CURRENT ASSETS	139,149,747	122,332,958
Equipment and leasehold improvements, net	3,402,254	4,093,091
Trademarks and licenses, net	2,340,286	2,770,211
Deferred tax assets, net	1,619,071	1,619,071
Other	270,438	332,609
TOTAL ASSETS	$146,781,796	$131,147,940
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$1,027,190	$990,953
Accounts payable	26,745,098	11,447,992
Accrued expenses	4,584,507	2,600,777
TOTAL CURRENT LIABILITIES	32,356,795	15,039,722
Borrowings, less current portion	18,063	542,633
TOTAL LIABILITIES	32,374,858	15,582,355
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,978,789 shares issued at September 30, 2008 and 29,977,289 shares issued at March 31, 2008	299,788	299,773
Additional paid-in capital	101,534,025	101,575,691
Retained earnings	46,633,158	47,926,973
	148,466,971	149,802,437
Less 9,297,377 and 9,397,377 shares of common stock in treasury, at cost, at September 30, 2008 and March 31, 2008, respectively	(34,060,033)	(34,236,852)
TOTAL STOCKHOLDERS' EQUITY	114,406,938	115,565,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,781,796	$131,147,940

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Unrelated customers, including licensing fees of $18,750 and $37,500 for the three and six months ended September 30, 2008 and 2007, respectively	$33,822,313	$17,870,152	$55,293,607	$30,438,659
Related parties	18,569,822	19,483,271	20,402,708	38,295,232
	52,392,135	37,353,423	75,696,315	68,733,891
Cost of goods sold:
Unrelated customers	15,462,367	10,659,401	26,619,597	16,524,506
Related parties	8,584,702	9,894,232	9,127,740	19,438,813
	24,047,069	20,553,633	35,747,337	35,963,319
Operating expenses:
Advertising and promotional	11,721,639	4,232,824	21,364,539	11,233,144
Selling and distribution	3,974,844	2,639,344	8,104,920	5,217,394
Royalties	3,850,369	3,226,721	6,476,854	5,939,062
General and administrative, including share-based compensation expense of $33,794 for the three and $67,588 for the six months ended September 30, 2008	2,381,400	2,819,260	4,940,899	5,524,449
Depreciation and amortization	630,868	806,965	1,256,559	1,413,868
Total operating expenses	22,559,120	13,725,114	42,143,771	29,327,917

Operating income (loss)	5,785,946	3,074,676	(2,194,793)	3,442,655
Other income (expense):
Interest income	111,585	—	245,912	93
Interest expense and bank charges	(22,368)	(407,658)	(48,482)	(854,420)
Other income	—	497,771	—	497,771
Foreign exchange gain (loss)	1,990	(510)	(1,018)	(1,842)
Income (loss) from continuing operations before income taxes	5,877,153	3,164,279	(1,998,381)	3,084,257
Income tax (provision) benefit	(2,233,318)	(1,202,427)	759,385	(1,172,018)
Income (loss) from continuing operations	3,643,835	1,961,852	(1,238,996)	1,912,239
Discontinued operations:
Income from operations of Perry Ellis fragrance brand	—	112,331	—	34,888
Income tax provision related to Perry Ellis brand	—	(42,685)	—	(13,257)
Income from discontinued operations	—	69,646	—	21,631
Net income (loss)	$3,643,835	$2,031,498	$(1,238,996)	$1,933,870

Income (loss) per common share:
Basic:
Continuing operations	$0.18	$0.10	$(0.06)	$0.10
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Total	$0.18	$0.10	$(0.06)	$0.10

Diluted:
Continuing operations	$0.17	$0.10	$(0.06)	$0.09
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Total	$0.17	$0.10	$(0.06)	$0.09

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number Issued	Par Value			Number of Shares	Cost
BALANCE at March 31, 2008	29,977,289	$299,773	$101,575,691	$47,926,973	9,397,377	$(34,236,852)	$115,565,585
Net loss	—	—	—	(1,238,996)	—	—	(1,238,996)
Excess tax deficiency	—	—	(114,189)	—	—	—	(114,189)
Issuance of common stock upon exercise of warrants	1,500	15	4,935	—	—	—	4,950
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(54,819)	(100,000)	176,819	122,000
Share-based compensation from option grants	—	—	67,588	—	—	—	67,588
BALANCE at September 30, 2008	29,978,789	$299,788	$101,534,025	$46,633,158	9,297,377	$(34,060,033)	$114,406,938

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,238,996)	$1,933,870

Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Share-based compensation expense	67,588	—
Depreciation and amortization	1,256,559	1,413,868
(Recovery) provision for doubtful accounts	(12,700)	628,719
Write downs of prepaid promotional supplies and inventories	(28,090)	570,000
Deferred income tax provision	192,470	—
Changes in assets and liabilities:
Increase in trade receivables - customers	(4,767,822)	(8,947,215)
Decrease (increase) in trade receivables - related parties	35,879	(6,032,830)
Decrease in receivable from sale of fragrance brand	—	2,272,233
(Increase) decrease in income tax receivable	(870,878)	5,739,255
(Increase) decrease in inventories	(7,090,296)	2,934,615
(Increase) decrease in prepaid expenses and other current assets	(1,481,476)	3,899,474
Decrease in inventories, non-current	—	3,902,862
Decrease in deferred tax asset	—	2,447,224
Decrease in other non-current assets	62,171	107,234
Increase (decrease) in accounts payable	15,297,106	(2,627,672)
Increase (decrease) in accrued expenses and income taxes payable	1,983,730	(535,828)
Total adjustments	4,644,241	5,771,939
Net cash provided by operating activities	3,405,245	7,705,809
Cash flows from investing activities:
Net decrease in restricted cash	—	522,643
Purchases of equipment and leasehold improvements, net	(80,424)	(195,986)
Purchases of trademarks	(55,373)	(185,726)
Net cash (used in) provided by investing activities	(135,797)	140,931
Cash flows from financing activities:
Repayments - line of credit with GMACCC, net	—	(7,956,110)
Repayments on capital leases	(488,333)	(454,550)
Excess tax deficiency resulting from exercise of warrants	(114,189)	(1,187,177)
Proceeds from issuance of common stock	4,950	595,888
Proceeds from issuance of common stock from treasury shares	122,000	1,155,942
Net cash used in financing activities	(475,572)	(7,846,007)
Effect of exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	2,793,876	733
Cash and cash equivalents, beginning of period	21,408,167	14,271
Cash and cash equivalents, end of period	$24,202,043	$15,004

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”) and Parlux Ltd. (jointly referred to as the “Parlux”, “Company”, “us”, and “we”). All material intercompany balances and transactions have been eliminated in consolidation.

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

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively. The fair value of the combined October 11, 2007, options was determined to be $728,784. The directors’ options were expensed in full as share-based compensation during the prior year, while the executives’ options are being expensed as share-based compensation over a three-year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,850 granted during August 2007 discussed below) were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at September 30, 2008), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

On August 22, 2007, the Company granted, to various employees, options under the Employee Plans to acquire 102,850 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $170,536, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options. On September 22, 2008, the Company granted, to an employee, options under the Employee Plans to acquire 2,500 shares of common stock at $5.55 per share, the closing price of the stock on September 22, 2008, with the same term and conditions noted above. As of September 30, 2008, 3,100 stock options were forfeited by terminated employees.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

Included in general and administrative expenses for the six-months ended September 30, 2008, is $67,588 of share-based compensation relating to the options issued in August and October 2007.

A summary of stock option and warrant activity during the six-months ended September 30, 2008, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2008	901,850	$2.64	3.57	$826,400
Granted	2,500	$5.55	5.00	—
Exercised	(101,500)	$1.25	3.01	$(211,595)
Forfeited	(3,100)	$3.30	4.25	—
Outstanding as of September 30, 2008	799,750	$2.83	3.15	$1,850,080
Exercisable as of September 30, 2008	523,563	$2.07	3.91	$1,606,495

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the first quarter of fiscal 2009. The difference between the original cost of the treasury shares ($176,819) and the proceeds received from the warrant holder ($122,000) was recorded as a reduction in retained earnings.

The intrinsic value of the warrants exercised during the six-months ended September 30, 2008, was approximately $211,595 and the tax benefit from the exercise of such warrants is expected to approximate $80,000 for income tax purposes. As of March 31, 2008, a deferred tax benefit of $192,470 was provided on these warrants in connection with the share-based compensation charge from fiscal 2007. During the six-months ended September 30, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114,189 as a result of the exercise.

The following table summarizes information about the options and warrants outstanding at September 30, 2008, of which 523,563 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.04	-	$1.22	364,000	$1.20	2.09	$1,432,400
		$1.80	20,000	$1.80	4.50	66,800
		$3.30	98,250	$3.30	4.00	180,780
		$4.60	315,000	$4.60	4.00	170,100
		$5.55	2,500	$5.55	5.00	—
			799,750	$2.83	3.15	$1,850,080

Proceeds relating to the exercise of all options and warrants during the six-months ended September 30, 2008 and 2007, were $126,950 and $1,751,830, respectively.

On October 16, 2008, the Company granted 75,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its five non-employee directors, to acquire common stock during a five-year period at $3.70 per share, the closing price of the stock on October 16, 2008. The fair value of the options was determined to be $158,572, which will be expensed during the quarter ending December 31, 2008.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

C.

Inventories

The components of inventories are as follows:

	September 30, 2008	March 31, 2008
Finished products:
Fragrances	$30,903,577	$28,625,862
Watches	2,197,297	2,390,603
Handbags	100,449	377,917
Components and packaging material:
Fragrances	18,643,386	14,889,115
Watches	19,289	25,343
Raw material	3,809,203	1,759,440
	$55,673,201	$48,068,280

As is more fully described in Note J, in December 2006 one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that they could pursue would include the termination or modification of the license agreement.

As of September 30, 2008, our inventories of GUESS? products totaled $18.2 million ($22.8 million at March 31, 2008). If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2008	March 31, 2008	Estimated Life (in years)
XOXO	$4,285,495	4,285,495	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	799,497	744,124	5
Other	216,546	216,546	5-25
	8,121,899	8,066,526
Less – accumulated amortization	(5,781,613)	(5,296,315)
	$2,340,286	$2,770,211

During the years ended March 31, 2008 and 2007, the Company recorded impairment charges of $385,232 and $1,129,273, respectively, in connection with the XOXO license as the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value. There were no impairment charges recorded during the six-months ended September 30, 2008. During the six-months ended September 30, 2007, the Company recorded an impairment charge of $185,232.

E.

Borrowings

The composition of borrowings is as follows:

	September 30, 2008	March 31, 2008
Revolving credit facility payable to GMAC Commercial Credit LLC, interest at LIBOR plus 2.75% or prime minus 0.25% at the Company’s option.	$—	$—
Revolving credit facility payable to Regions Bank, interest at LIBOR plus 2.00% or prime at the Company’s option.	—	—
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including imputed interest at 7.33%, through July 2009.	988,478	1,456,266
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including imputed interest at 3.94%, through December 2009.	56,775	77,320
	1,045,253	1,533,586
Less: long-term borrowings	18,063	542,633
Borrowings, current portion	$1,027,190	$990,953

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

As of July 20, 2008, substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralized the credit line borrowing. The Loan Agreement contained customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contained certain financial covenants relating to net worth, interest coverage and other financial ratios. On July 20, 2008, the Company’s Loan Agreement with GMACCC expired.

On July 22, 2008, the Company signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”). The New Loan Agreement provides up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at the Company’s option, of which no amounts were outstanding at September 30, 2008.

Substantially all of the Company’s assets collateralize the New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA. As of September 30, 2008, we were in compliance with our financial covenants.

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

F.

Related Party Transactions

Related party transactions include the following balances:

	September 30, 2008	March 31, 2008

Accounts receivable from related parties:
Perfumania	$15,356,233	$15,392,112
Other related parties	—	—
	$15,356,233	$15,392,112

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Sales from continuing operations to related parties:
Perfumania	$18,569,822	$19,483,271	$20,402,708	$30,290,318
Other related parties	—	—	—	8,004,914
	$18,569,822	$19,483,271	$20,402,708	$38,295,232

The Company had net sales from continuing operations of $20,402,708 and $30,290,318 during the six-month periods ended September 30, 2008 and 2007, respectively, ($18,569,822 and $19,483,271 during the three- months ended September 30, 2008 and 2007, respectively), to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 322 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% (at that time, and 9.9% at September 30, 2008) ownership interest in the Company during August and September 2006, and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $15,356,233 and $15,392,112 at September 30, 2008, and March 31, 2008, respectively.

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. During the year ended March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company declined to less than 5% (0% at September 30, 2008). Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer considered to be related party transactions. During the six-months ended September 30, 2007, net sales to related parties included $8,004,914 from these customers.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2008	2007
Income from continuing operations	$3,643,835	$1,961,852
Income from discontinued operations	—	69,646
Net income	$3,643,835	$2,031,498
Weighted average number of shares issued	29,977,697	29,968,485
Weighted average number of treasury shares	(9,297,377)	(10,931,725)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,680,320	19,036,760
Basic net income per common share – continuing operations	$0.18	$0.10
Basic net income per common share – discontinued operations	$0.00	$0.00
Weighted average number of shares outstanding used in basic earnings per share calculation	20,680,320	19,036,760
Effect of dilutive securities:
Stock options and warrants	418,080	1,449,266
Weighted average number of shares outstanding used in diluted earnings per share calculation	21,098,400	20,486,026
Diluted net income per common share – continuing operations	$0.17	$0.10
Diluted net income per common share – discontinued operations	$0.00	$0.00

	Six Months Ended September 30,
	2008	2007
(Loss) income from continuing operations	$(1,238,996)	$1,912,239
Income from discontinued operations	—	21,631
Net (loss) income	$(1,238,996)	$1,933,870
Weighted average number of shares issued	29,977,494	29,713,409
Weighted average number of treasury shares	(9,318,142)	(11,138,415)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,659,352	18,574,994
Basic and fully diluted net (loss) income per common share – continuing operations(1)	$(0.06)	$0.10
Basic and fully diluted net income per common share – discontinued operations(1)	$0.00	$0.00
Weighted average number of shares outstanding used in basic earnings per share calculation	20,659,352	18,574,994
Effect of dilutive securities:
Stock options and warrants	—	1,846,237
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,659,352	20,421,231
Diluted net (loss) income per common share – continuing operations	$(0.06)	$0.09
Diluted net income per common share – discontinued operations(1)	$0.00	$0.00
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	799,750	—
Exercise price	$1.04 to $5.55	$—

———————

(1)

In accordance with paragraph 15 of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the six-months ended September 30, 2008, as we incurred a loss from continuing operations for that period.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months Ended September 30,
	2008	2007
Cash paid for:
Interest	$48,482	$854,420
Income taxes	$34,440	$132,950

I.

Income Taxes for Continuing Operations

The tax (provision)/benefit for the periods reflect an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at September 30, 2008, includes $2,743,694 of recoverable income taxes previously paid and $870,878 of estimated recoverable income taxes that will be offset by estimated income tax payable at year-end.

J.

License and Distribution Agreements

During the six-months ended September 30, 2008, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Ocean Pacific (“OP”), Andy Roddick, babyGund, and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its licensor. See Note N for further discussion. On June 30, 2008, the Company’s license with Maria Sharapova expired. The Company elected not to renew this contract. The Company has until December 31, 2008, to sell-off any remaining inventory on hand.

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory International (USA), LLC (“Victory”), whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. As consideration, Victory was paid approximately $7.46 million, of which $2.55 million was in the form of a 60-day promissory note payable in two equal installments on February 6, and March 6, 2005. The payments were made as scheduled.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010, and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006.

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met.

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period. To date, no products have been launched under this license.

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period. The first products under this agreement were launched during summer 2006. During fiscal 2008, the Company sublicensed the international rights under this license.

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. To date, no products have been launched under this license.

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

On June 21, 2007, the Company entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company launched the first fragrance under this agreement during August 2008.

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the spring of 2009, and has resumed the manufacturing of certain previously developed Nicole Miller fragrances.

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the fall of 2009 or early 2010.

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

K.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the six- months ended September 30, 2008, totaled $1,101,199 and $56,958, respectively ($1,050,659 and $290,068 for the six-months ended September 30, 2007, respectively). Included in inventories at September 30, 2008, is approximately $2,216,586 and $100,449 relating to watches and handbags, respectively ($2,415,946 and $377,917 for watches and handbags at March 31, 2008). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, the Company was advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents from our former auditors. The documents provide no support for any of the claims.

The Company then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear here in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. The Company was then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel is opposing that motion, which appears procedurally flawed, since a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion is schedule for late December 2008.

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

M.

New Accounting Pronouncement

Effective April 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosure requirements about fair value measurements. In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we will defer the adoption of SFAS 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company's fiscal year ending March 31, 2009. The Company adopted the provisions of SFAS 159 effective April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact, if any, of SFAS 160 on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the provisions of SFAS 162 to determine the impact, if any, on our condensed consolidated financial statements.

During April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the impact, if any, of the statement on our condensed consolidated financial statements.

N.

Discontinued Operations

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license back to Perry Ellis International (“PEI”) at a price of approximately $63 million, including approximately $21 million for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006, and the closing took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63 million, and resulted in a pre-tax gain of approximately $34.3 million.

Beginning with the quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$—	$56,236	$—	$36,150
Operating income	$—	$112,331	$—	$34,888
Income from discontinued operations	$—	$69,646	$—	$21,631

O.

Subsequent Events

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko marks.  The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met.  The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.  The Company anticipates launching a new fragrance under this license in the fall of 2009 or in the spring of 2010.

On October 16, 2008, our Board of Directors (the “Board”) approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. Our new lender’s approval was received on October 24, 2008. As of November 5, 2008, we have repurchased, in the open market, 152,600 shares at a cost of $523,972.

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

Date: November 6, 2008

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