Form 10-Q
period 2008-12-31
PARLUX FRAGRANCES INC
filed 2009-02-10
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2008
Common Stock, $0.01 par value per share	20,324,812 shares

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements.

See pages 16 to 32.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. It holds licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags, and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of Marc Ecko, GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, XOXO, Ocean Pacific (OP), Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations. Investors are cautioned that forward-looking statements involve many risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2008. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the forward-looking information herein, which speaks only as of this date. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Paris Hilton Sunglass License

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, we entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide exclusive licensing rights with Paris Hilton Entertainment, Inc. (“PHEI”), for the production and distribution of Paris Hilton Sunglasses. We remain contingently liable for the minimum guaranteed royalty under the license. However, we anticipate offsetting approximately 60% of such from our assignment to GEI through the agreement expiration date of January 15, 2012.

Marc Ecko Fragrance License

Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko marks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009. Our license agreement calls for minimum royalties in the first year after the launch of an initial product, based upon a minimum sales target. Based upon preliminary discussions with our retail partners, and assuming no material adverse change in the current economic environment, we anticipate sales for this brand should exceed the minimum target.

Josie Natori Fragrance License

Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010. Since this brand is a higher end luxury brand that we expect to launch in an exclusive arrangement with an upper tier retailer, we expect that our first year sales will not be material.

Queen Latifah Fragrance License

Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009 or early 2010. Our license agreement calls for minimum royalties in the first year after the launch of an initial product, based upon a minimum sales target. Based upon preliminary discussions with our retail partners, and assuming no material adverse change in the current economic environment, we anticipate sales for this brand should exceed the minimum target.

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

Recent Accounting Pronouncements

Effective April 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosure requirements about fair value measurements. In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we will defer the adoption of SFAS 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. It is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our condensed consolidated financial statements.

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

During April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the financial impact, if any, of this statement on our condensed consolidated financial statements.

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

In the past, certain U.S. department store retailers consolidated operations resulting in the closing of retail stores as well as implementing various inventory control initiatives. We expect that these store closings, the inventory control initiatives, and the current global economic conditions will continue to affect our sales in the short-term. In response, we have implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and expect to reduce our production levels in response to the current economic environment.

During the recent holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products, although sales of our products increased during this period, as a result of investments we made with our promotional activities and in our domestic sales force.

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

In light of the recent downturn in the global economy the Company performed a review of its intangible, long-lived assets at December 31, 2008. This review was based upon the estimated future net cash flows for the remaining period of each license. Based upon management’s review, no impairment charges were deemed necessary.

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

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine-months ended December 31, 2008 and 2007, include approximately $4,073,000 and $3,279,000 respectively, ($1,474,000 and $1,511,000 for the three-months ended December 31, 2008 and 2007) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with GAAP.

Comparison of the three-month period ended December 31, 2008, with the three-month period ended December 31, 2007.

Net Sales

During the three-months ended December 31, 2008, net sales from continuing operations increased 6% to $47,292,522, as compared to $44,543,788 for the same prior year period. The increase was primarily due to the launch, in August 2008, of our new Jessica Simpson fragrance, Fancy, resulting in an increase in gross sales of $8,391,708 and the launch, in late September 2008, of our new Paris Hilton fragrance, Fairy Dust, resulting in an increase in gross sales of $6,000,269. Both fragrances were launched in our domestic market. However, the increase in sales was negatively impacted by the current global economic environment, resulting in a significant drop in consumer retail business and retail re-orders, particularly in our international market.

Net sales to unrelated customers, which represented 82% of our total net sales for the three-months ended December 31, 2008, increased 10% to $38,546,367, as compared to $35,055,318 for the same prior year period. This was primarily due to an increase in sales to the U.S. department store sector. Net sales to the U.S. department store sector increased 82% to $24,140,143 for the three-months ended December 31, 2008, as compared to $13,288,524 for the same prior year period, while net sales to international distributors decreased 34% to $14,406,223, as compared to $21,766,868 for the same prior year period. The increase in domestic sales was primarily due to the launch of our new Jessica Simpson fragrance, Fancy, and the launch of our new Paris Hilton fragrance, Fairy Dust, noted above. Additionally, in the domestic market we benefited from our investments in promotional activities and our domestic sales force, coupled with high levels of sell-through in difficult economic conditions. The decrease in international net sales was primarily due to global recessionary economic conditions and the volatility of the U.S. dollar. Sales to related parties, primarily from Perfumania, (See Note F to the accompanying condensed consolidated financial statements for further discussion of related parties) decreased 8% to $8,746,156 for the three-months ended December 31, 2008, as compared to $9,488,396 for the same prior year period. The decrease in sales reflects the depressed economic conditions within the U.S. retail industry, partially offset by approximately $2,200,000 in sales of overstock merchandise to Perfumania.

Cost of Goods Sold

Our overall cost of goods sold remained constant at 50% of net sales for the three-months ended December 31, 2008, as compared to the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 47% and 60%, respectively, for the three-months ended December 31, 2008, as compared to 49% and 53%, respectively, for the same prior year period. The three-months ended December 31, 2008, included a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers higher discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. As noted above, the current year period also includes the sale of overstock merchandise to related parties, which sales resulted in lower margins.

Total Operating Expenses

Total operating expenses increased by 42% for the three-months ended December 31, 2008, as compared to the same prior year period, to $31,085,949 from $21,896,502, increasing as a percentage of net sales to 66% from 49%. However, certain individual components of our operating expenses discussed below experienced more significant changes.

Advertising and Promotional Expenses

Advertising and promotional expenses increased 48% to $18,370,026 for the three-months ended December 31, 2008, as compared to $12,454,247 for the same prior year period, increasing as a percentage of net sales to 39% from 28%, primarily due to the launches and advertising campaigns for our new Jessica Simpson and Paris Hilton fragrances in the fall of 2008 and due to the investments we made with our promotional activities in our domestic markets. During the prior year period, we incurred advertising and promotional costs in connection with the launch of our Paris Hilton Can Can fragrance. During the quarter ended December 31, 2008, we anticipated significantly higher sales and we committed our spending accordingly. However, during the last five weeks of the quarter, retailers experienced a significant drop in consumer business and re-orders were negatively affected. We anticipate promotional spending for all brands to decrease during the fourth quarter ending March 31, 2009, and into our next fiscal year as we reduce our promotional spending in response to the current economic climate.

Selling and Distribution Costs

Selling and distribution costs increased 47% to $4,936,975 for the three-months ended December 31, 2008, as compared to $3,358,058 for the same prior year period, increasing as a percentage of sales to 10% from 8%. The increase in costs was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities of our launches and the holiday season. Additionally, selling expenses were incurred with the launch of our new Jessica Simpson brand. During the prior year period, our selling and distribution cost decreased primarily due to the centralization of all distribution activities in our New Jersey facility.

Royalties

Royalties increased by 13% to $3,734,456 for the three-months ended December 31, 2008, as compared to $3,301,514 for the same prior year period, increasing as a percentage of net sales to 8% from 7%. The increase is due to the increase in sales for the three-months ended December 31, 2008, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved. We anticipate that this percentage will remain relatively constant for the remainder of the fiscal year ending March 31, 2009, as increases in fragrance sales partially offset minimum royalty payments for Paris Hilton non-fragrance licenses. In January 2009, we entered into an agreement with GEI, assigning the worldwide exclusive licensing rights with PHEI, for the production and distribution of Paris Hilton sunglasses.

General and Administrative Expenses

General and administrative expenses increased 73% to $3,416,942 for the three-months ended December 31, 2008, as compared to $1,975,670 for the same prior year period, increasing as a percentage of sales to 7% from 4%. The increase in expenses was mainly attributable to an increase in the reserves for uncollectible accounts receivable of approximately $637,000, as compared to the same prior year period, resulting from the aging of past due receivables and to an increase in personnel, and related benefit and insurance expenses, partially offset by a decrease in accounting fees.

Depreciation and Amortization

Depreciation and amortization decreased 22% to $627,550 for the three-months ended December 31, 2008, as compared to $807,013 for the same prior year period, decreasing as a percentage of sales to 1% from 2%. The decrease was attributable to lower amortization expense. In addition, an impairment charge of $200,000 was recorded in the comparable prior year period in connection with the XOXO fragrance license (See Note D to the accompanying condensed consolidated financial statements for further discussion).

Operating (Loss) Income

As a result of the above factors, we incurred an operating loss from continuing operations of $(7,357,012) for the three-months ended December 31, 2008, as compared to an operating income from continuing operations of $493,840 for the same prior year period.

Net Interest/Income Expense

Net interest income was $40,632 in the three-months ended December 31, 2008, as compared to net interest expense of $217,067 for the same prior year period, as we earned interest on our cash balances and did not need to utilize our line of credit during the three-months ended December 31, 2008.

(Loss) Income Before Income Taxes, Taxes, Discontinued Operations and Net (Loss) Income

Our loss from continuing operations before income taxes for the three-months ended December 31, 2008, was $(7,316,400), as compared to income from continuing operations before income taxes of $288,648 for the same prior year period. Our tax benefit in the current year period and our tax provision in the prior year period reflect an estimated effective rate of 38%. As a result, we incurred a loss from continuing operations of $(4,536,168) for the three-months ended December 31, 2008, as compared to income from continuing operations of $178,962 for the same prior year period.

Income from discontinued operations (See Note N to the accompanying condensed consolidated financial statements for further discussion), net of the tax effect, was $0 for the three-months ended December 31, 2008, and $3,719 for the same prior year period. There was no discontinued operation activity during the three-months ended December 31, 2008.

As a result, we incurred a net loss of $(4,536,168) for the three-months ended December 31, 2008, as compared to net income of $182,681 for the same prior year period.

Comparison of the nine-month period ended December 31, 2008, with the nine-month period ended December 31, 2007.

Net Sales

During the nine-months ended December 31, 2008, net sales from continuing operations increased 9% to $122,988,837, as compared to $113,277,679 for the same prior year period. The increase was mainly attributable to an increase of $13,998,170 in gross sales of our GUESS? brand fragrances, primarily due to the launch of GUESS? by Marciano in February 2008, which generated gross sales of $10,406,543 during the nine-month period, and to the launch, in August 2008, of our new Jessica Simpson fragrance, Fancy, resulting in an increase in gross sales of $14,910,050 and the launch, in late September 2008, of our new Paris Hilton fragrance, Fairy Dust, resulting in an increase in gross sales of $7,494,204. However, the increase in sales was negatively impacted during the holiday season by the current global economic environment, resulting in a significant drop in consumer retail business and retail re-orders. In addition, delays in obtaining critical components, particularly glass and plastics, negatively impacted our first quarter of fiscal year 2009.

Net sales to unrelated customers, which represented 76% of our total net sales for the nine-months ended December 31, 2008, increased 43% to $93,839,974, as compared to $65,493,977 for the same prior year period, mainly as a result of an increase in gross sales of $15,667,856 to unrelated customers of our GUESS? brand fragrances and the launch of our new Jessica Simpson and Paris Hilton fragrances sold primarily in our domestic market. Net sales to the U.S. department store sector increased 82% to $45,293,441 for the nine-months ended December 31, 2008, as compared to $24,952,863 for the same prior year period, while net sales to international distributors increased 20% to $48,546,533, as compared to $40,541,114 for the same prior year period. The increase in domestic sales is primarily due to the launch of our new Jessica Simpson fragrance, Fancy, and the launch of our new Paris Hilton fragrance, Fairy Dust, noted above. Additionally, in the domestic market we benefited from our investments in promotional activities and our domestic sales force, coupled with higher levels of sell-through in difficult economic conditions. The increase in international net sales was primarily a result of an increase of $10,315,607 in gross sales of our GUESS? brand fragrances and an increase of $4,996,629 in gross sales of our Paris Hilton’s Can Can fragrance, which was launched internationally in October of 2007. However, our international net sales were negatively impacted by the current recessionary economic conditions and the volatility of the U.S. dollar. Sales to related parties decreased 39% to $29,148,863 for the nine-months ended December 31, 2008, as compared to $47,783,701 for the same prior year period, reflecting the depressed economic conditions within the U.S. retail industry, coupled with certain current unrelated customers being reported as related customers through June 30, 2007.

Effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales (See Note F to the accompanying condensed consolidated financial statements for further discussion of related parties).

Cost of Goods Sold

Our overall cost of goods sold as a percentage of net sales decreased to 48% for the nine-months ended December 31, 2008, as compared to 51% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 48% and 49%, respectively, for the nine-months ended December 31, 2008, as compared to 51% for both unrelated customers and related parties for the same prior year period. The nine-months ended December 31, 2008, includes a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers higher discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. Both comparative periods also included the sale of overstock merchandise to related parties, which sales resulted in lower margins.

Total Operating Expenses

Total operating expenses increased by 43% for the nine-months ended December 31, 2008, as compared to the same prior year period, to $73,229,720 from $51,224,419, increasing as a percentage of net sales to 60% from 45%. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses increased 68% to $39,734,565 for the nine-months ended December 31, 2008, as compared to $23,687,391 for the same prior year period, increasing as a percentage of net sales to 32% from 21%, primarily due to the launches and advertising campaigns for our new Jessica Simpson and Paris Hilton fragrances in the fall of 2008 and due to the investments we made with our promotional activities in our domestic markets. During the prior year period, we incurred advertising and promotional costs in connection with the launch of our Paris Hilton Can Can fragrance. During the quarter ended December 31, 2008, we anticipated significantly higher sales and we committed our spending accordingly. However, during the last five weeks of the quarter, retailers experienced a significant drop in consumer business and re-orders were negatively affected. We anticipate promotional spending for all brands to decrease during the fourth quarter ending March 31, 2009, and into our next fiscal year as we reduce our promotional spending in response to the current economic climate.

Selling and Distribution Costs

Selling and distribution costs increased 52% to $13,041,895 for the nine-months ended December 31, 2008, as compared to $8,575,452 for the same prior year period, increasing as a percentage of net sales to 11% from 8%. The increase in costs was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities of our launches and the holiday season. Additionally, selling expenses were incurred with the launch of our new Jessica Simpson brand. During the prior year period, our selling and distribution cost decreased primarily due to the centralization of all distribution activities in our New Jersey facility.

Royalties

Royalties increased by 11% to $10,211,310 for the nine-months ended December 31, 2008, as compared to $9,240,576 for the same prior year period, remaining constant as a percentage of net sales at 8%. The increase is due to the increase in sales for the three-months ended December 31, 2008, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved. We anticipate that this percentage will remain relatively constant for the remainder of the fiscal year ending March 31, 2009, as increases in fragrance sales partially offset minimum royalties for Paris Hilton non-fragrance licenses. In January 2009, we entered into an agreement with GEI, assigning the worldwide exclusive licensing rights with PHEI, for the production and distribution of Paris Hilton sunglasses.

General and Administrative Expenses

General and administrative expenses increased 11% to $8,357,841 for the nine-months ended December 31, 2008, as compared to $7,500,119 for the same prior year period, remaining constant as a percentage of net sales at 7%. The increase in expenses was mainly attributable to an increase in personnel, and related benefit and insurance expenses, partially offset by a decrease in accounting fees.

Depreciation and Amortization

Depreciation and amortization decreased 15% to $1,884,109 for the nine-months ended December 31, 2008, as compared to $2,220,881 for the same prior year period, remaining constant at 2% of net sales. The decrease was attributable to lower amortization expense, as an impairment charge of approximately $385,000 was recorded in the comparative prior year period in connection with the XOXO fragrance license (See Note D to the accompanying condensed consolidated financial statements for further discussion).

Operating (Loss) Income

As a result of the above factors, we incurred an operating loss from continuing operations of $(9,551,805) for the nine-months ended December 31, 2008, as compared to an operating income from continuing operations of $3,936,495 for the same prior year period.

Net Interest/Income Expense

Net interest income was $238,062 in the nine-months ended December 31, 2008, as compared to net interest expense of $1,071,394 for the same prior year period, as we did not utilize our line of credit during the current year period.

(Loss) Income Before Income Taxes, Income Taxes, Discontinued Operations and Net (Loss) Income

Loss from continuing operations before taxes for the nine-months ended December 31, 2008, was $(9,314,781), as compared to income from continuing operations before taxes of $3,372,905 for the same prior year period. Our tax benefit in the current year and our tax provision in the prior year reflect an estimated effective tax rate of 38%. Actual tax benefits realized may be greater or less than amounts recorded, and such differences may be material. As a result, we incurred a loss from continuing operations of $(5,775,164) for the nine-months ended December 31, 2008, as compared to income from continuing operations of $2,091,201 for the same prior year period.

Income from discontinued operations net of the tax effect was $0 for the nine-months ended December 31, 2008, as compared to $25,350 for the same prior year period. (See Note N to the accompanying condensed consolidated financial statements for further discussion).

As a result, we incurred a net loss for the nine-months ended December 31, 2008, of $(5,775,164), as compared to net income of $2,116,551 for the same prior year period.

Liquidity and Capital Resources

Working capital decreased to $100,456,915 at December 31, 2008, compared to $107,293,236 at March 31, 2008, primarily due to the use of current assets to support the net loss reported for the nine-months ended December 31, 2008.

During the nine-months ended December 31, 2008, net cash used in operating activities was $9,486,005, as compared to net cash provided by operating activities of $27,971,307 during the same prior year period. The current year activity reflects an increase in inventories, prepaid expenses and other current assets, accounts payable and accrued expenses due to the launch of our new Jessica Simpson and Paris Hilton fragrances in the current year and the anticipated launches planned for our next fiscal year. This was exacerbated by the current downturn in global economic conditions. The prior year activity reflects an increase in trade receivables, along with a decrease in accounts payable, offset by a refund of income taxes paid in the prior year, decreases in inventories and prepaid expenses and receipt of the remaining balance due from the sale of the Perry Ellis fragrance license.

For the nine-months ended December 31, 2008, net cash used in investing activities was $185,916, as compared to net cash provided by investing activities of $740,685 during the same prior year period. The current year activity reflects lower purchases of equipment and trademarks, as compared to the prior year period, and no restricted cash, while the prior year investing activities primarily resulted from a decrease in restricted cash.

During the nine-months ended December 31, 2008, net cash used in financing activities was $1,846,997, as compared to $16,391,630 during the same prior year period. The current year activity reflects $1,172,622 of cash payments for the repurchase of shares of our common stock and continued repayments of capital leases, while the prior year financing activities was mainly attributable to $16,775,318 in repayments of the GMACCC credit facility, offset by an increase of $2,339,990 in proceeds from the issuance of common stock and exercise of warrants.

As of December 31, 2008 and 2007, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2008	2007
Trade accounts receivable:
Unrelated (1)	88	104
Related:
Perfumania	171	84
Total	108	97
Inventories	280	260

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of approximately $9,014,000 and $6,763,000 in 2008 and 2007, respectively.

The decrease in the number of days in trade account receivables from 2007 to 2008 for unrelated customers was mainly attributable to improved collections from our international distributors in the nine-months ended December 31, 2008. Due to restrictions on sales of GUESS? products and delays in receiving GUESS? products, in the prior year, certain international distributors had exceeded their payment terms as of December 31, 2007. During this past holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In addition, the current volatility in the U.S. dollar has affected the purchasing power and cash flow of many of our international customers. As a result of this it is likely that the number of days in trade receivables at the end of the next quarter will increase. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania, Inc. (“Perfumania”) continues to exceed those of unrelated customers, due mainly to their seasonal cash flow (See Note F to the accompanying condensed consolidated financial statements for further discussion of our relationship with Perfumania). However, due to the limited amount of sales to Perfumania during the nine-months ended December 31, 2008, and the reclassification of certain distributors previously classified as related parties in 2007, the calculated number of days sales in accounts receivable from Perfumania is not indicative of a true aging. The number of days, based upon the actual aging as of December 31, 2008, would be 119 days (112 days at December 31, 2007). During the month of January 2009, we received an additional $6 million in payments from Perfumania.

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely affected. Any significant reduction in business with Perfumainia as a customer of the Company would have a material adverse affect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial accounts payable balance could have an adverse affect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for each quarter. Perfumania is currently performing under the terms of its credit arrangements. No allowance for credit loss has been recorded as of December 31, 2008. Management will continue to closely monitor all developments with respect to its extension of credit to Perfumania.

As noted in Note F to the accompanying condensed consolidated financial statements, effective as of July 1, 2007, transactions with such parties formerly identified as related, through their affiliation with our former Chairman and CEO, are no longer reported as related party transactions. Their number of days sales are included with unrelated parties in the 2008 and 2007 periods.

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

As of March 31, 2008, we had repurchased, under all phases of our common stock buy-back program, a total of 11,347,377 shares at a cost of $39,176,713. On October 16, 2008, our Board of Directors (the “Board”) approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. Our new lender’s approval was received on October 24, 2008. During the three-months ended December 31, 2008, we repurchased, in the open market, 355,700 shares at a cost of $1,172,622.

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

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000,000, with an additional $5,000,000 available at our option, while extending the maturity to July 20, 2008. The interest was reduced to 0.25% below the prime rate. During May 2006, we exercised our option and increased the line to $35,000,000. On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the loan amount to $40,000,000 until December 13, 2006, at which time the maximum loan amount reverted back to $35,000,000. On July 20, 2008, the Loan Agreement with GMACCC expired.

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

On July 22, 2008, we signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (“Bank”). The New Loan Agreement provides a credit line of up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option, of which no amounts were outstanding at December 31, 2008.

Restricted cash represents collections of trade accounts receivable deposited with our bank and pending transfer to the Bank. As of December 31, 2008, there were no amounts on deposit with our bank pending transfer.

Substantially all of our assets collateralize our New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA. As of December 31, 2008, we were not in compliance with our debt covenants. On February 5, 2009, we were granted a waiver from the Bank, with respect to our compliance covenants as of December 31, 2008. We are in discussions with the Bank in order to review, and potentially amend, our current debt covenants, in light of the current economic environment.

As of December 31, 2008, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K Item 303, nor do we have any material commitments for capital expenditures.

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

If the economy were to significantly decline further, or if one or more of our major customers were to default on payments due to the Company, our liquidity could be negatively affected and our current credit facility could be affected, as we may not meet our debt covenant requirements, and we would need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if needed.

Contractual Obligations

There were no material changes during the quarter ended December 31, 2008, in our contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

During the quarter ended December 31, 2008, there have been no material changes to our exposures to market risks since March 31, 2008. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2008, for a complete discussion of our exposures to market risk.

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

We then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear here in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. We were then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel opposed that motion on the grounds that a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion was held on December 19, 2008, and the motion to amend was denied by the Court. The plaintiff’s counsel has indicated that they will now file a motion for a new plaintiff to intervene in the case and take over its direction. We have advised the plaintiff’s counsel that we intend to oppose that motion. No hearing has been scheduled on the latest motion.

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

Item 1A.

Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2008, (“Form 10-K”). The risks described below supplements the risks described in our Form 10-K.

Perfumania’s inability to pay its accounts payable balance due to us could have an adverse effect on our financial condition and results of operations.

Perfumania is one of our largest customers. As of December 31, 2008, Perfumania had an account balance of $18.1 million due to us. As of January 31, 2009, we received an additional $6.0 million from Perfumania in payment of balances due to the Company. During the fiscal years ended March 31, 2008, 2007 and 2006, we had net sales from continuing operations of approximately $51.1 million, $11.7 million and $7.5 million, respectively, to Perfumania, which represented 33%, 9% and 7%, respectively, of our net sales from continuing operations for the periods. On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely affected. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse affect on our net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial accounts payable balance could have an adverse affect on our financial condition and results of operations.

The Paris Hilton and GUESS? lines are our primary sources of revenue following our sale of the Perry Ellis brand.

During the year ended March 31, 2008, licensed Paris Hilton and GUESS? brand products generated approximately $108 million and $37 million, respectively, in gross sales. The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 68% and 23%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2008. For the nine-months ended December 31, 2008, sales of Paris Hilton and GUESS? were approximately $70 million and $39 million or 55% and 30%, respectively, of our gross sales from continuing operations. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See Note J to the accompanying condensed consolidated financial statements for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk has become more significant as these product lines have become our primary source of revenue. The Paris Hilton fragrance license is scheduled to expire on June 30, 2009. We have requested, and expect to receive, a renewal of this license for an additional five-year term. The GUESS? license is scheduled to expire on December 31, 2009. We anticipate that this license will not be renewed beyond its current expiration date.

Consumers have reduced discretionary purchases, including those of our products, as a result of the current general economic downturn.

We believe that consumer spending on fragrance and other accessory products is influenced to a great extent by general economic conditions and the availability of discretionary income. As a result of the recent severe economic downturn, we have experienced a decline in sales during our most recent quarter. In addition, this general economic downturn has resulted in reduced traffic in our customers’ stores which, in turn, resulted in reduced net sales to our customers. If this situation would continue, any significant long-term reduction in our sales could have a material adverse affect on our business, profitability or operating cash flows.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 1, 2008 – October 31, 2008	135,000	$3.42	135,000	865,000
November 1, 2008 – November 30, 2008	160,300	$3.35	160,300	704,700
December 1, 2008 – December 31, 2008	60,400	$2.89	60,400	644,300
Total	355,700		355,700

On November 3, 2008, we announced the authorization and implementation of a buyback of up to 1,000,000 shares of the Company’s common stock. This authorization is part of our existing share buyback program originally approved and announced in January 2007. There is no expiration date specified for this program. During the three-months ended December 31, 2008, we repurchased, in the open market, 355,700 shares at a cost of $1,172,622.

Item 3.

Defaults on Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on October 16, 2008. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors and Ratification of Appointment of Independent Auditors

All six nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Neil J. Katz	16,481,123	229,758
Anthony D’Agostino	16,438,439	272,442
Esther Egozi Choukroun	16,345,533	365,348
Glenn H. Gopman	16,477,495	233,386
Robert Mitzman	16,438,939	271,942
David Stone	16,444,689	266,192

The ratification of our current auditors, Rachlin LLP, was approved by our stockholders as follows:

For	Against	Abstain
16,362,471	172,323	176,085

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,889,249	$21,408,167
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $9,014,000 and $4,487,000, respectively	21,184,023	19,301,061
Trade receivables from related parties	18,102,390	15,392,112
Income tax receivable	4,694,372	2,743,694
Inventories	60,460,035	48,068,280
Prepaid expenses and other current assets, net	15,243,872	11,343,286
Deferred tax assets, net	4,088,823	4,076,358
TOTAL CURRENT ASSETS	133,662,764	122,332,958
Equipment and leasehold improvements, net	3,054,902	4,093,091
Trademarks and licenses, net	2,110,207	2,770,211
Deferred tax assets, net	1,619,071	1,619,071
Other	1,727,081	332,609
TOTAL ASSETS	$142,174,025	$131,147,940
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Borrowings, current portion	$787,186	$990,953
Accounts payable	24,984,436	11,447,992
Accrued expenses	7,434,227	2,600,777
TOTAL CURRENT LIABILITIES	33,205,849	15,039,722
Borrowings, less current portion	3,764	542,633
TOTAL LIABILITIES	33,209,613	15,582,355
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008, and March 31, 2008	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,993,789 shares issued at December 31, 2008, and 29,977,289 shares issued at March 31, 2008	299,938	299,773
Additional paid-in capital	101,800,139	101,575,691
Retained earnings	42,096,990	47,926,973
	144,197,067	149,802,437
Less 9,653,077 and 9,397,377 shares of common stock in treasury, at cost, at December 31, 2008, and March 31, 2008, respectively	(35,232,655)	(34,236,852)
TOTAL STOCKHOLDERS' EQUITY	108,964,412	115,565,585
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,174,025	$131,147,940

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales:
Unrelated customers, including licensing fees of $18,750 and $56,250 for the three and nine months ended December 31, 2008, and 2007, respectively	$38,546,367	$35,055,318	$93,839,974	$65,493,977
Related parties	8,746,155	9,488,470	29,148,863	47,783,702
	47,292,522	44,543,788	122,988,837	113,277,679
Cost of goods sold:
Unrelated customers	18,293,824	17,143,476	44,913,421	33,667,982
Related parties	5,269,761	5,009,970	14,397,501	24,448,783
	23,563,585	22,153,446	59,310,922	58,116,765
Operating expenses:
Advertising and promotional	18,370,026	12,454,247	39,734,565	23,687,391
Selling and distribution	4,936,975	3,358,058	13,041,895	8,575,452
Royalties	3,734,456	3,301,514	10,211,310	9,240,576
General and administrative, including share-based compensation expense of $210,764 and $278,352 for the three and nine months ended December 31, 2008, respectively, and $210,867 for the three and nine months ended December 31, 2007	3,416,942	1,975,670	8,357,841	7,500,119
Depreciation and amortization, including an impairment loss of $200,000 and $385,232 for the three and nine months ended December 31, 2007, respectively	627,550	807,013	1,884,109	2,220,881
Total operating expenses	31,085,949	21,896,502	73,229,720	51,224,419
Operating (loss) income	(7,357,012)	493,840	(9,551,805)	3,936,495
Other income (expense):
Interest income	58,065	4,959	303,977	5,052
Interest expense and bank charges	(17,433)	(222,026)	(65,915)	(1,076,446)
Other income	—	—	—	497,770
Foreign exchange (loss) gain	(20)	11,875	(1,038)	10,034
(Loss) income from continuing operations before income taxes	(7,316,400)	288,648	(9,314,781)	3,372,905
Income tax benefit (provision)	2,780,232	(109,686)	3,539,617	(1,281,704)
(Loss) income from continuing operations	(4,536,168)	178,962	(5,775,164)	2,091,201
Discontinued operations:
Income from operations of Perry Ellis fragrance brand	—	5,999	—	40,887
Income tax provision related to Perry Ellis brand	—	(2,280)	—	(15,537)
Income from discontinued operations	—	3,719	—	25,350
Net (loss) income	$(4,536,168)	$182,681	$(5,775,164)	$2,116,551
(Loss) income per common share:
Basic:
Continuing operations	$(0.22)	$0.01	$(0.28)	$0.11
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.22)	$0.01	$(0.28)	$0.11
Diluted:
Continuing operations	$(0.22)	$0.01	$(0.28)	$0.10
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.22)	$0.01	$(0.28)	$0.10

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2008

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number Issued	Par Value			Number of Shares	Cost
BALANCE at March 31, 2008	29,977,289	$299,773	$101,575,691	$47,926,973	9,397,377	$(34,236,852)	$115,565,585

Net loss	—	—	—	(5,775,164)	—	—	(5,775,164)
Excess tax deficiency	—	—	(114,189)	—	—	—	(114,189)
Issuance of common stock upon exercise of stock options and warrants	16,500	165	60,285	—	—	—	60,450
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(54,819)	(100,000)	176,819	122,000
Share-based compensation from option grants	—	—	278,352	—	—	—	278,352
Purchase of treasury stock, at cost	—	—	—	—	355,700	(1,172,622)	(1,172,622)

BALANCE at December 31, 2008	29,993,789	$299,938	$101,800,139	$42,096,990	9,653,077	$(35,232,655)	$108,964,412

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,775,164)	$2,116,551
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	278,352	210,867
Depreciation and amortization	1,884,109	2,220,881
Provision for doubtful accounts	689,570	718,719
Write downs of prepaid promotional supplies and inventories	854,338	855,000
Deferred income tax provision	(12,465)	—
Changes in assets and liabilities:
Increase in trade receivables - customers	(2,572,532)	(10,311,468)
(Increase) decrease in trade receivables - related parties	(2,710,278)	1,944,073
Decrease in receivable from sale of fragrance brand	—	2,295,904
(Increase) decrease in income tax receivable	(1,950,678)	5,627,930
(Increase) decrease in inventories	(12,710,256)	8,686,375
(Increase) decrease in prepaid expenses and other current assets	(4,436,423)	5,071,248
Decrease in inventories, non-current	—	9,249,000
Decrease in deferred tax asset	—	2,528,354
(Increase) decrease in other non-current assets	(1,394,472)	120,639
Increase (decrease) in accounts payable	13,536,444	(4,725,152)
Increase in accrued expenses and income taxes payable	4,833,450	1,362,386
Total adjustments	(3,710,841)	25,854,756
Net cash (used in) provided by operating activities	(9,486,005)	27,971,307
Cash flows from investing activities:
Net decrease in restricted cash	—	1,273,896
Purchases of equipment and leasehold improvements, net	(114,874)	(327,799)
Purchases of trademarks	(71,042)	(205,412)
Net cash (used in) provided by investing activities	(185,916)	740,685
Cash flows from financing activities:
Repayments - line of credit, net	—	(16,775,318)
Repayments on capital leases	(742,636)	(687,995)
Excess tax deficiency resulting from exercise of warrants	(114,189)	(1,268,307)
Purchases of treasury stock	(1,172,622)	—
Proceeds from exercise of warrants	—	595,888
Proceeds from issuance of common stock	60,450	—
Proceeds from issuance of common stock from treasury shares	122,000	1,744,102
Net cash used in financing activities	(1,846,997)	(16,391,630)
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in cash and cash equivalents	(11,518,918)	12,320,362
Cash and cash equivalents, beginning of period	21,408,167	14,271
Cash and cash equivalents, end of period	$9,889,249	$12,334,633

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”) and Parlux Ltd. (jointly referred to as “Parlux”, “Company”, “us”, and “we”). All material intercompany balances and transactions have been eliminated in consolidation.

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

On October 16, 2008, the Company granted 75,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its five non-employee directors, to acquire common stock during a five-year period at $3.70 per share, the closing price of the stock on October 16, 2008. The fair value of the options was determined to be $149,299, which was expensed during the quarter ended December 31, 2008.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	69%
Risk-free interest rate	3%
Dividend yield	0%

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,850 granted during August 2007 discussed below) were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at December 31, 2008), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

On August 22, 2007, the Company granted, to various employees, options under the Employee Plans to acquire 102,850 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $170,536, which are being expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

On September 22, 2008, the Company granted, to an employee, options under the Employee Plans to acquire 2,500 shares of common stock at $5.55 per share, the closing price of the stock on September 22, 2008. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $7,687, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

On November 21, 2008, the Company granted, to various employees, options under the Employee Plans to acquire 131,725 shares of common stock at $2.71 per share, the closing price of the stock on November 21, 2008, with the same term and conditions noted above. The fair value of the options was determined to be $194,587, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	70%
Risk-free interest rate	3%
Dividend yield	0%

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

As of December 31, 2008, 3,350 stock options were forfeited by terminated employees.

Share-based compensation included in general and administrative expenses for the three and nine-months ended December 31, 2008, was $210,764 and $278,352, respectively, and was $210,867 for the three and nine-months ended December 31, 2007.

A summary of stock option and warrant activity during the nine-months ended December 31, 2008, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of March 31, 2008	901,850	$2.64	3.57	$826,400
Granted	209,225	$3.10	5.00	—
Exercised	(116,500)	$1.57	3.27	$(211,595)
Forfeited	(3,350)	$3.30	4.23	—
Outstanding as of December 31, 2008	991,225	$2.86	3.30	$674,382
Exercisable as of December 31, 2008	583,500	$2.24	2.70	$646,720

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

The intrinsic value of the options and warrants exercised during the nine-months ended December 31, 2008, was approximately $211,595 and the tax benefit from the exercise of such options and warrants is expected to approximate $80,000 for income tax purposes. As of March 31, 2008, a deferred tax benefit of $192,470 was provided on the warrants in connection with the share-based compensation charge from fiscal 2007. During the nine-months ended December 31, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114,189 as a result of the exercise.

The following table summarizes information about the stock options and warrants outstanding at December 31, 2008, of which 583,500 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$1.04	-	$1.22	364,000	$1.20	1.84	$624,320
		$1.80	20,000	$1.80	4.25	22,400
		$2.71	131,725	$2.71	5.00	27,662
		$3.30	98,000	$3.30	3.75	—
		$3.70	60,000	$3.70	5.00	—
		$4.60	315,000	$4.60	3.75	—
		$5.55	2,500	$5.55	4.75	—
			991,225	$2.86	3.30	$674,382

Proceeds relating to the exercise of all stock options and warrants during the nine-months ended December 31, 2008 and 2007, were $182,450 and $2,339,990, respectively.

C.

Inventories

The components of inventories are as follows:

	December 31, 2008	March 31, 2008
Finished products:
Fragrances	$34,288,222	$28,625,862
Watches	1,874,032	2,390,603
Handbags	96,523	377,917
Components and packaging material:
Fragrances	20,373,341	14,889,115
Watches	18,733	25,343
Raw material	3,809,184	1,759,440
	$60,460,035	$48,068,280

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of approximately $2,801,000 and $4,170,000 at December 31, 2008, and March 31, 2008, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

The Company performs a review of its inventory each quarter in order to ascertain whether the carrying amount of the inventory reasonably reflects net realizable value. During the nine-months ended December 31, 2008, and 2007 the carrying value of certain inventory was reduced by $318,501 and $675,000, respectively, as slower-moving inventory would need to be discounted in order to sell the product. These adjustments are included in cost of goods sold in the accompanying condensed consolidated statements of operations. In addition, the Company maintains inventory of collateral items such as, testers, samples, gifts with purchases and other advertising materials to support the sales of our products. This inventory is classified as prepaid advertising, which is included in prepaid expenses and other current assets, net in the accompanying condensed consolidated balance sheets. A review similar to the one noted above is also performed for this inventory. During the nine-months ended December 31, 2008, and 2007 the carrying value of collateral items inventory was reduced by $535,837 and $180,000, respectively, as excess collateral items for older brands were marked down to net realizable value. These adjustments are included in advertising and promotional expense in the accompanying condensed consolidated statements of operations.

As is more fully described in Note J, in December 2006 one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that GUESS? could pursue would include the termination or modification of the license agreement.

As of December 31, 2008, our inventories of GUESS? products totaled $22.8 million ($22.8 million at March 31, 2008). If the licensing agreement were to be terminated or modified at any time in the future, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.

D.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2008	March 31, 2008	Estimated Life (in years)

XOXO	$4,285,495	4,285,495	5
Fred Hayman Beverly Hills (“FHBH”)	2,820,361	2,820,361	10
Paris Hilton	815,166	744,124	5
Other	216,546	216,546	5-25
	8,137,568	8,066,526
Less: accumulated amortization	(6,027,361)	(5,296,315)
	$2,110,207	$2,770,211

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

At March 31, 2007, the Company performed its annual review of all of its intangible assets. As a result of this process, the Company noted that, in connection with the XOXO license, the estimated future net cash flows for the remaining period of the license were determined to be less than the license’s carrying value. As a result, during the years ended March 31, 2008, and 2007, the Company recorded impairment charges of $385,232 and $1,129,273, respectively. Given the current economic environment, the Company performed a review of all of its intangible assets at December 31, 2008. As a result, the Company determined that there were no impairment charges that needed to be recorded during the nine-months ended December 31, 2008. During the nine-months ended December 31, 2007, the Company recorded an impairment charge of $385,232. As of March 31, 2007, the Company determined that a review of its trademark and license intangible assets would be performed quarterly. An analysis of the XOXO intangible assets as of December 31, 2008, is as follows:

Initial fair value	$5,800,000
Impairment charge recorded March 31, 2007	(1,129,273)
Impairment charge recorded September 30, 2007	(185,232)
Impairment charge recorded December 31, 2007	(200,000)
4,285,495
Less: accumulated amortization	(3,445,915)
Balance as of December 31, 2008	$839,580

E.

Borrowings

The composition of borrowings is as follows:

	December 31, 2008	March 31, 2008
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257,046, including imputed interest at 7.33%, through July 2009.	$748,092	$1,456,266
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3,648, including imputed interest at 3.94%, through December 2009.	42,858	77,320
	790,950	1,533,586
Less: long-term portion	3,764	542,633
Borrowings, current portion	$787,186	$990,953

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

As of July 20, 2008, substantially all of the assets of the Company, excluding the New Jersey warehouse equipment discussed below, collateralized the credit line borrowing. The Loan Agreement contained customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GMACCC. The Loan Agreement also contained certain financial covenants relating to net worth, interest coverage and other financial ratios. On July 22, 2008, the Company signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”). The New Loan Agreement provides up to $20,000,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at the Company’s option, of which no amounts were outstanding at December 31, 2008.

Substantially all of the Company’s assets collateralize the New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage and the ratio of funded debt to EBITDA. As of December 31, 2008, we were not in compliance with our debt covenants. On February 5, 2009, we were granted a waiver from the Bank, with respect to our compliance covenants as of December 31, 2008. We are in discussions with the Bank in order to review, and potentially amend, our current debt covenants, in light of the current economic environment.

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

The Company believes that funds from operations and its existing financing will be sufficient to meet the Company’s current operating and seasonal needs. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain financing. There is no assurance that the Company could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if needed.

F.

Related Party Transactions

Related party transactions include the following balances:

	December 31, 2008	March 31, 2008

Accounts receivable from related parties:
Perfumania	$18,102,390	$15,392,112
Other related parties	—	—
	$18,102,390	$15,392,112

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Sales from continuing operations to related parties:
Perfumania	$8,746,155	$9,488,470	$29,148,863	$39,778,788
Other related parties	—	—	—	8,004,914
	$8,746,155	$9,488,470	$29,148,863	$47,783,702

The Company had net sales from continuing operations of $29,148,863 and $39,778,788 during the nine-month periods ended December 31, 2008 and 2007, respectively, ($8,746,155 and $9,488,470 during the three- months ended December 31, 2008 and 2007, respectively), to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 339 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for over 15 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

During August and September 2006, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company at that time (10.1% at December 31, 2008), and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $18,102,390 and $15,392,112 at December 31, 2008, and March 31, 2008, respectively. As of January 31, 2009, the Company had received an additional $6,000,000 from Perfumania in payment of balances due to the Company.

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely affected. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. During the year ended March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company declined to less than 5% (0% at December 31, 2008). Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer considered to be related party transactions. During the nine-months ended December 31, 2007, net sales to related parties included $8,004,914 from these customers.

G.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended December 31,
	2008	2007
(Loss) income from continuing operations	$(4,536,168)	$178,962
Income from discontinued operations	—	3,719
Net (loss) income	$(4,536,168)	$182,681
Weighted average number of shares issued	29,990,039	29,977,289
Weighted average number of treasury shares	(9,486,550)	(10,042,703)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,503,489	19,934,586
Basic net (loss) income per common share – continuing operations	$(0.22)	$0.01
Basic net income per common share – discontinued operations	$0.00	$0.00
Weighted average number of shares outstanding used in basic earnings per share calculation	20,503,489	19,934,586
Effect of dilutive securities:
Stock options and warrants(1)	—	819,778
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,503,489	20,754,364
Diluted net (loss) income per common share – continuing operations(1)	$(0.22)	$0.01
Diluted net income per common share – discontinued operations	$0.00	$0.00
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	991,225	417,850
Exercise price	$1.04 to $5.55	$3.30 to $4.60

	Nine Months Ended December 31,
	2008	2007
(Loss) income from continuing operations	$(5,775,164)	$2,091,201
Income from discontinued operations	—	25,350
Net (loss) income	$(5,775,164)	$2,116,551
Weighted average number of shares issued	29,981,675	29,801,689
Weighted average number of treasury shares	(9,374,354)	(10,771,850)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,607,321	19,029,839
Basic net (loss) income per common share – continuing operations	$(0.28)	$0.11
Basic net income per common share – discontinued operations	$0.00	$0.00
Weighted average number of shares outstanding used in basic earnings per share calculation	20,607,321	19,029,839
Effect of dilutive securities:
Stock options and warrants(1)	—	1,502,774
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,607,321	20,532,613
Diluted net (loss) income per common share – continuing operations(1)	$(0.28)	$0.10
Diluted net income per common share – discontinued operations	$0.00	$0.00
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	991,225	417,850
Exercise price	$1.04 to $5.55	$3.30 to $4.60

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, Earnings Per Share, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations and net income were the same as those used in the basic calculation of earnings per share for the three and nine-months ended December 31, 2008, as we incurred a loss from continuing operations for the three and nine-month periods.

H.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended December 31,
	2008	2007
Cash received for:
Income taxes	$1,500,000	$5,999,964
Cash paid for:
Interest	$65,915	$1,274,274
Income taxes	$38,943	$854,420

I.

Income Taxes for Continuing Operations

The tax benefit/(provision) for the periods reflect an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at December 31, 2008, includes $2,743,694 of recoverable income taxes previously paid and $1,950,678 of estimated recoverable income taxes that will be offset by estimated income tax payable at year-end.

J.

License and Distribution Agreements

During the nine-months ended December 31, 2008, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Marc Ecko, Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Ocean Pacific (“OP”), Andy Roddick, babyGund, and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its licensor. See Note N for further discussion. On June 30, 2008, the Company’s license with Maria Sharapova expired. The Company elected not to renew this contract.

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

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, the Company entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide exclusive licensing rights with PHEI, for the production and distribution of Paris Hilton Sunglasses.

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

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko marks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the fall of 2009.

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

This license is scheduled to expire on December 31, 2009. The Company anticipates that this license will not be renewed beyond its current expiration date.

K.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of one product line consisting of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the nine- months ended December 31, 2008, totaled $1,597,819 and $58,543, respectively ($3,074,741 and $307,111 for the nine-months ended December 31, 2007, respectively). Included in inventories at December 31, 2008, is approximately $1,892,765 and $96,523 relating to watches and handbags, respectively ($2,415,946 and $377,917 for watches and handbags at March 31, 2008). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Company then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear here in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. The Company was then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel opposed that motion on the grounds that a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion was held on December 19, 2008, and the motion to amend was denied by the Court. The plaintiff’s counsel has indicated that they will now file a motion for a new plaintiff to intervene in the case and take over its direction. The Company has advised the plaintiff’s counsel that we intend to oppose that motion. No hearing has been scheduled on the latest motion.

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

M.

Recent Accounting Pronouncement

Effective April 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure requirements about fair value measurements. In accordance with the Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we will defer the adoption of SFAS 157 for our non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until April 1, 2009. In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active. It is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS 157 did not have a material impact on our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company's fiscal year ending March 31, 2009. The Company adopted the provisions of SFAS 159 effective April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact, if any, of SFAS 141(R) on our condensed consolidated financial statements.

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

During April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the financial impact, if any, of the statement on our condensed consolidated financial statements.

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

Beginning with the quarter ended December 31, 2006, the Perry Ellis brand activity has been presented as discontinued operations. Prior period statements of operations have been retrospectively adjusted. The activity for this discontinued operation is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenues	$—	$5,999	$—	$40,887
Operating income	$—	$5,999	$—	$40,887
Income from discontinued operations	$—	$3,719	$—	$25,350

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

Date: February 9, 2009

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