Form 10-K
period 2009-03-31
PARLUX FRAGRANCES INC
filed 2009-05-22
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

PARLUX FRAGRANCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

———————

DELAWARE	0-15491	22-2562955
(State or Other Jurisdiction of Incorporation or Organization)	Commission File Number	(I.R.S. Employer Identification No.)

5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL 33309

(Address of Principal Executive Offices) (Zip Code)

(954) 316-9008

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $.01 per share)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of September 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $77,171,230 based on a closing sale price of $5.14 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2009
Common Stock, $ .01 par value per share	20,324,812 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 & 14) is incorporated by reference from the registrant’s definitive proxy statement related to its 2009 Annual Meeting of Stockholders.

PARLUX FRAG RANCES, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1.      Business.

1

Item 1A.   Risk Factors.

11

Item 1B.   Unresolved Staff Comments.

16

Item 2.      Properties.

16

Item 3.      Legal Proceedings.

16

Item 4.      Submission Of Matters To A Vote Of Security Holders.

17

PART II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder
Matters And Issuer Purchases Of Equity Securities.

18

Item 6.      Selected Financial Data.

21

Item 7.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

22

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk.

43

Item 8.      Financial Statements And Supplementary Data.

43

Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

43

Item 9A.   Controls And Procedures.

43

Item 9B.   Other Information.

46

PART III

Item.10     Directors, Executive Officers and Corporate Governance

47

Item.11     Executive Compensation

47

Item.12     Security Ownership of Certain Beneficial Owners and Management

47

Item.13     Certain Relationships and Related Transactions, and Director Independence

47

Item.14     Principal Accounting Fees and Services

47

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

48

PART I

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

During the fiscal year ended March 31, 2009, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific (“OP”), Maria Sharapova, Andy Roddick, and babyGUND fragrances and grooming items on an exclusive basis as a licensee.  During the fiscal year ended March 31, 2009, we entered into exclusive license agreements with Josie Natori, Queen Latifah, and Mark Ecko and extended the license with Paris Hilton for an additional five years through June 30, 2014.

During 2005, we expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, and small leather goods. Such products, which have similar distribution channels as our fragrance products, are intended to strengthen our position with our current customers and distributors while providing incremental sales volume. To date, revenues and expenses for these product lines have been immaterial.

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

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006, (the “Stock Split”). The Stock Split was effected on June 16, 2006, and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Annual Report on Form 10-K as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note 1(V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the year ended March 31, 2007.

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

Recent Developments

Artistic Brands Development Agreement

On April 3, 2009, we entered into an agreement with Artistic Brands Development (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals. The agreement includes worldwide fragrance licenses with entertainers Rihanna and Kanye West. Artistic Brands also is in the final stage of negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions with a well-established female artist.

The agreement provides for the payment of royalties and profit sharing on these new fragrance products, and the issuance of warrants to purchase shares of our common stock at a strike price of $5.00 per share. The warrants will be issued to Artistic Brands and the celebrities and their respective affiliates. See Note 18 to the accompanying consolidated financial statements for further discussion.

Regions Bank Credit Facility

On July 20, 2008, our Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”) matured. We had no amounts outstanding under the Loan Agreement. On July 22, 2008, along with our subsidiary, Parlux Ltd., we entered into a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”), as lender. The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option.

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the New Loan Agreement, dated as of July 22, 2008, with the Bank. The Amendment changes certain terms of the New Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR plus the Applicable Margin. The Applicable Margin for any borrowings is calculated on a sliding scale basis and is tied to the Company’s Fixed Charge Coverage Ratio, with rates calculated between 3% and 4%, with the initial rate starting at 4.25%.

The New Loan Agreement and Amendment is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., and contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement and Amendment also contain certain financial covenants relating to fixed charge coverage, the ratio of funded debt to EBITDA, and tangible net worth.

Paris Hilton Fragrance License

On March 2, 2009, we renewed for an additional 5-year period our fragrance license for Paris Hilton brand products in accordance with the existing terms of the License Agreement dated June 1, 2004, with Paris Hilton Entertainment, Inc. (“PHEI”). The termination date of this License Agreement has been extended from June 30, 2009, to June 30, 2014. There are no other changes to the existing license agreement in connection with this extension.

Paris Hilton Sunglass License

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, we entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide exclusive licensing rights with PHEI, for the production and distribution of Paris Hilton sunglasses. We remain contingently liable for the minimum guaranteed royalty under the license. However, we anticipate recovering approximately 60% of the minimum guaranteed royalty from our assignment of the license to GEI over the remaining terms of the agreement.

Josie Natori Fragrance License

Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009. Since this brand is a higher end luxury brand, we expect the launch to be under an exclusive arrangement with an upper tier retailer. We anticipate that sales during the initial year of the agreement will not be material.

Queen Latifah Fragrance License

Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the summer of 2009. Our license agreement calls for minimum royalties in the first year after the launch of an initial product, based upon a minimum sales target. Based upon preliminary discussions with our retail partners, and assuming no material adverse change in the current economic environment, we anticipate sales for this brand should exceed the minimum target.

Marc Ecko Fragrance License

Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009. Our license agreement calls for minimum royalties in the first year after the launch of an initial product, based upon a minimum sales target. Based upon preliminary discussions with our retail partners, and assuming no material adverse change in the current economic environment, we anticipate sales for this brand should exceed the minimum target.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $29 to $65 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal year 2009, we completed the design process, and launched production and distribution of PARIS HILTON “Fairy Dust” and JESSICA SIMPSON “Fancy” women fragrances, as well as GUESS? by Marciano for Men.

During the last three fiscal years, the following brands have accounted for 10% or more of our sales:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

PARIS HILTON (including accessories)	55%	68%	56%
GUESS?	30%	23%	37%
JESSICA SIMPSON	13%	N/A	N/A

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

In addition, we entered into various distribution agreements with Paris Hilton Entertainment, Inc. for handbags, purses, wallets, and other small leather goods (“handbags”), which have been shipped in the U.S. and certain international markets, and cosmetics and sunglasses. We continue to analyze different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including assignment or sublicensing of our rights thereunder. During the year ended March 31, 2008, we sublicensed the international rights for Paris Hilton handbags. We generated $0.4 million in fiscal year 2009 and $0.5 million in fiscal year 2008 in sublicense revenue. We anticipate minimum revenues of $0.4 million under this sublicense for fiscal year 2010. In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses through January 15, 2012. Although we remain contingently liable for the minimum guaranteed royalty from our assignment of the license, we anticipate offsetting approximately 60% of the minimum guaranteed royalty from our assignment of the license over the remaining terms of the agreement.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,500 retail outlets in the United States. Additionally, we sell a number of our products to Perfumania, Inc. (“Perfumania”), which is a specialty retailer of fragrances with approximately 360 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico. Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., a company in which our former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of our Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of our Company’s Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in our Company at that time (10.1% at March 31, 2009), and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

In addition, we have sublicensing agreements with unrelated third parties to market and distribute handbags and sunglasses in North America and certain international markets, and unrelated third party distributors to reach the market for watches.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Sales to unrelated international customers amounted to approximately 37%, 40%, and 37% of our total net sales from continuing operations during the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

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

Raw Materials

Raw materials and components (“raw materials”) for our fragrance products are available from sources in the United States, Europe, and the Far East. We source the raw materials, which are delivered directly to third party contract manufacturers who produce and package the finished products, based on our estimates of anticipated needs for finished goods, from independent suppliers. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We anticipate purchasing almost all of our watch finished products from the Far East. We believe we have good relationships with our manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most effected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the potential for out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

Seasonality

Typical of the fragrance industry, we have our highest sales as our customers purchase our products in advance of the Mother’s and Father’s Day periods and the calendar year-end holiday season, which fall during our first fiscal quarter, and our third fiscal quarter. Lower than projected sales during these periods could have a material adverse effect on our operating results.

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

Customers

We concentrate our fragrance sales efforts in the United States in a number of national and regional department store retailers which include, among others, Belk, Bon Ton, Boscovs, Carson’s, Dillards, J.C. Penney, Macy’s, Sears, and Stage Door. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta, as well as the GUESS? retail stores. Retail distribution has been targeted by brand to maximize potential revenue and minimize overlap between each of these distribution channels. During the year ended March 31, 2009, and 2008, our sales to Macy’s accounted for more than 10% of our sales. Sales to Macy’s for the years ended March 31, 2009, and 2008, were $34.6 million and $20.6 million, or 22% and 13% of our total sales, respectively.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia. These distributors sell our products to the local department stores as well as to numerous perfumeries in the local markets. Some of these distributors may also sell our watches and we continue to seek agreements with new distributors who specialize in such products. Perfumania is one of our largest customers and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 360 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center. Our sales to Perfumania are as follows:

	Year Ended March 31,
	2009	2008	2007
(in millions) Sales to Perfumania:
Continuing operations	$41.5	$51.2	$11.7
Discontinued operations	—	—	5.5
	$41.5	$51.2	$17.2
As a % of total sales	27%	33%	9%

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

Net trade accounts receivable owed by Perfumania to us amounted to $12.4 million and $15.4 million at March 31, 2009, and 2008, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. See “Liquidity and Capital Resources” for further discussion of this receivable.

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely effected. Any significant reduction in business with Perfumania as a customer would have a material adverse effect on our net sales.

We continue to evaluate our credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2009, and 2008. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on our business.

Foreign and Export Sales

We record sales, cost of sales, and other direct expenses in three categories: Domestic, International and Related Parties. Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties. International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States. Related parties are those parties that are known to us as having a related party relationship as defined in Statement of Financial Accounting Standards (“SFAS”) No. 57, Related Party Disclosure. See Note 2 to the accompanying consolidated financial statements for additional information regarding related parties. Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand.

Prior to July 1, 2007, sales to parties related to our former Chairman and CEO were treated as related party sales. During the fiscal year ended March 31, 2008, our former Chairman and CEO’s beneficial ownership interest in the Company declined to less than 5% (0% at March 31, 2009). Accordingly, effective July 1, 2007, transactions with parties related to our former Chairman and CEO are no longer considered to be related party transactions.  Sales to Perfumania continue to be presented as related party transactions and have increased as sales to distributors formerly reported as related parties have decreased.

	Year Ended March 31,
(in millions)	2009	2008	2007
Sales to unrelated international customers:
Continuing operations	$55.8	$61.5	$51.9
Discontinued operations	—	—	13.5
	$55.8	$61.5	$65.4

	Year Ended March 31,
(in millions)	2009	2008	2007
Sales to other related parties: (1)
Continuing operations	$—	$8.0	$40.1
Discontinued operations	—	—	15.0
	$—	$8.0	$55.1

———————

(1)

Excludes Perfumania’s related party sales

During the years ended March 31, 2009, 2008, and 2007, sales from continuing operations to unrelated international customers were $55.8 million, $61.5 million, and $51.9 million, respectively, (total unrelated international sales of $55.8 million, $61.5 million, and $65.4 million, respectively). Gross sales from continuing operations to international distributors owned and operated by individuals related to our former Chairman and CEO during the fiscal years ended March 31, 2008, and 2007, which are included in related party sales until June 30, 2007, amounted to approximately $8.0 million and $40.1 million, respectively (total sales of approximately $8.0 million and $55.1 million, respectively), and are in addition to the sales to unrelated international customers noted above. Effective July 1, 2007, transactions with parties related to our former Chairman and CEO are no longer included as related party transactions. (See Note 2 to the accompanying consolidated financial statements for further discussion of related parties).

Licensing Agreements

See “The Products” on page 3 for further discussion of the relative importance of our licensing agreements.

MARK ECKO: Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009.

QUEEN LATIFAH: Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the summer of 2009.

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

NICOLE MILLER: Effective August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2009, and have resumed the manufacturing of certain previously developed Nicole Miller fragrances.

JESSICA SIMPSON: Effective June 21, 2007, we entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this agreement during August 2008.

PARIS HILTON: Effective June 1, 2004, we entered into a definitive license agreement with PHEI, to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During fiscal year 2009, we renewed, at our option, the license agreement for an additional five-year period through June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010, and is renewable for an additional five-year period, at the mutual agreement of both parties. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” was launched during spring 2006.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period, at the mutual agreement of both parties. To date, no products have been launched under this license.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period, at the mutual agreement of both parties. The first products under this agreement were launched during summer 2006. During fiscal year 2008, we sublicensed the international rights under this agreement.

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

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights (“the Fragrance License”), along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. The initial term of the Fragrance License continued through June 30, 2007, and was renewable for an additional three-year period, at the mutual agreement of both parties. The Fragrance License requires the payment of a minimum royalty, whether or not any product sales are made, and the spending of certain minimum amounts for advertising.

During June 2006, we extended the Fragrance License through June 30, 2010, and negotiated renewal terms which, among other items, reduced minimum royalty requirements.

ANDY RODDICK: Effective December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on March 31, 2010, and is renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

MARIA SHARAPOVA: Effective September 15, 2004, we entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The first fragrance under this agreement was launched in September 2005. Under the agreement, we paid a minimum royalty, whether or not any product sales were made, and spent minimum amounts for advertising based on sales volume. The initial term of the agreement expired on June 30, 2008, and was not renewed, at the mutual agreement of both parties. We sold our remaining inventory relating to the brand in December 2008.

GUESS: Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis.

In December 2006, we received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although we did not sell such products directly to these channels, it still represents a violation of our license agreement with GUESS?. On May 7, 2007, we entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring us to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, we suspended shipments to international distributors. GUESS? has subsequently approved certain international distributors and we continue shipments to these approved distributors. This license is scheduled to expire on December 31, 2009. We anticipate that this license will not be renewed beyond its current expiration date.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp., to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four require the achievement of certain minimum net sales. The license requires the payment of minimum royalties, whether or not any product sales are made, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.

PERRY ELLIS: We acquired the Perry Ellis license in December 1994. The license renewed automatically every two years if average annual net sales in the preceding two-year license period exceeded 75% of the average net sales of the previous four years. All minimum sales levels had been met. The license required the payment of royalties, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon net sales levels achieved in the prior year. During December 2006, we sold the Perry Ellis fragrance rights and related assets to the licensor, Perry Ellis International (“PEI”) (see Note 14 to the accompanying consolidated financial statements for further discussion).

FRED HAYMAN: In June 1994, we entered into an Asset Purchase Agreement with Fred Hayman Beverly Hills, Inc. (“FHBH”), purchasing substantially all of the assets and liabilities of the FHBH fragrance division. In addition, FHBH granted us an exclusive royalty free 55-year license to use FHBH’s United States Class 3 trademarks Fred Hayman®, 273®, Touch®, With Love® and Fred Hayman Personal Selections® and the corresponding international registrations. There are no minimum sales or advertising requirements.

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense is for five years, and is automatically renewable every five years at the sublicensee’s option. The Sublicense excluded the right to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting all new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. We received licensing fees under this sublicense totaling $75,000, $75,000, and $96,075 during the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

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

We are not aware of any violations or issues with the regulations above, or any other significant regulations to which we may be subject.

Competition

The markets for fragrance and beauty related products, as well as watches, handbags and other accessories, are highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us, and we do not presently have the extent of experience in the accessories market to compete effectively. There are also companies, which are substantially larger and more diversified. The top 28 beauty manufacturing companies, as listed in the August 2008 issue of “WWD Beauty Biz”, each have sales levels exceeding $1 billion and have substantially greater financial and marketing resources than we have, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2009, we had a total of 161 employees, consisting solely of full-time employees, all of which were located in the United States. Of these, 65 were engaged in worldwide sales activities, 64 in operations, marketing, administrative and finance functions and 32 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives both domestically and internationally, as well as temporary agency personnel to assist with seasonal distribution requirements.

Item 1A.

RISK FACTORS.

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely effected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

 The Paris Hilton and GUESS? lines are our primary sources of revenue following our sale of the Perry Ellis brand.

During the year ended March 31, 2009, licensed Paris Hilton and GUESS? brand products generated approximately $87.2 million and $47.2 million, respectively, in gross sales. The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 55% and 30%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2009, and are expected to account for the majority of our gross sales in the year ending March 31, 2010. If Paris Hilton's appeal as a celebrity were to diminish, or

GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” in Item 1 for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk has become more significant as these product lines have become our primary source of revenue. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014. The GUESS? license is scheduled to expire on December 31, 2009. We anticipate that the GUESS? license will not be renewed beyond its current expiration date.

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our business strategy contemplates the continued increase of our portfolio of licensed brands. Our future expansion through acquisitions or new product licensing arrangements, if any, will depend upon the capital resources and working capital available to us. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions on terms acceptable to us, or at all, which could hinder our ability to increase revenues and build our business.

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development.

Generally, a significant number of new prestige fragrance products have been introduced annually on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores tend to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development, advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. If one or more of our new product introductions were to be unsuccessful, or if the appeal of the celebrity related to a product were to diminish, it could result in a reduction in profitability and operating cash flows.

The loss of or interruption in our arrangements with our manufacturers, suppliers and customers could have a material adverse affect on our sales, profitability, and operating cash flow.

We generally do not have long-term or exclusive contracts with our domestic customers, international distributors or suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. If we were to experience delays in the delivery of the finished products or the raw materials or components used to make such products, or if these suppliers were unable to supply such products, or if there were transportation problems between the suppliers and our distribution center, our sales, profitability, and operating cash flow could be negatively impacted. In addition, the loss of key distributors or customers, such as Macy’s or Perfumania, or a change in our relationship with such distributors or customers, could result in excess inventory and reduced sales, profitability, and operating cash flows.

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The fragrance and cosmetic industry is highly competitive and, at times, changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige fragrance companies, most of whom have significantly greater resources than we have. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. In addition, these factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and a decrease in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during peak holiday gift-giving seasons. Any decrease in sales or margins during these periods could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales and profitability.

Over the last few years, the United States department store market has encountered a significant amount of consolidation, the most recent significant example of which is the consolidation of Macy’s various regional divisions into one centralized purchasing function. Such consolidations have resulted in store closings, increased inventory control and management changes, as well as changes in administrative responsibilities. This transition, if unsuccessful, could have a material adverse effect on our sales and profitability.

Perfumania is one of our largest customers and a loss of Perfumania as a customer would have a material adverse effect on our business.

Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., and the majority stockholders of Perfumania own approximately 10.1% of our outstanding shares as of March 31, 2009. During the fiscal years ended March 31, 2009, 2008, and 2007, we had net sales from continuing operations of $41.5 million, $51.2 million, and $11.7 million, respectively, to Perfumania, which represented 27%, 33%, and 9%, respectively, of our net sales from continuing operations for the periods. In addition, during the fiscal year ended March 31, 2007, we had sales to Perfumania of $5.5 million of Perry Ellis products, which are reflected as discontinued operations. Any significant reduction in business with Perfumania as our customer would have a material adverse effect on our net sales.

Perfumania’s inability to pay its accounts payable balance due to us could have an adverse effect on our financial condition and results of operations.

As of March 31, 2009, Perfumania had an account balance of $12.4 million due to us. During the fiscal years ended March 31, 2009, 2008, and 2007, we had net sales from continuing operations of approximately $41.5 million, $51.2 million, and $11.7 million, respectively, to Perfumania, which represented 27%, 33%, and 9%, respectively, of our net sales from continuing operations for the periods. On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely affected. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial accounts payable balance could have an adverse effect on our financial condition and results of operations.

Failure to comply with restrictive covenants in our existing credit facility will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance.

Our revolving credit facility requires us to maintain compliance with various financial covenants. As of March 31, 2009, we were in compliance with all of these covenants. Our ability to meet those covenants can be effected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under the credit facility. If we are not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Consumers have reduced discretionary purchases of our products as a result of the recent general economic downturn, and may further reduce discretionary purchases of our products in the event of further economic decline, terrorism threats or other external factors.

We believe that consumer spending on fragrance and other accessory products is influenced to a great extent by general economic conditions and the availability of discretionary income. As a result of the recent severe economic downturn, we have experienced a decline in sales during our last two quarters. In addition, this general economic downturn has resulted in reduced traffic in our customers’ stores which, in turn, resulted in reduced net sales to our customers. If this situation would continue, any significant long-term reduction in our sales could have a material adverse affect on our business, profitability or operating cash flows. Further, in the event of terrorism or epidemics affecting customers’ purchasing patterns, we may experience sustained periods of decline in sales.

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

Any infringement of our intellectual property rights would likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. Under our license agreement with GUESS?, we are responsible for monitoring any infringement of the GUESS? intellectual property rights. We must take action, at our cost, to stop minor infringement, and may be liable to share a significant portion of the total cost, with GUESS?, to stop substantial infringement.

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

As with fragrances and cosmetics, the accessories market is highly competitive and also changes rapidly due to consumer preferences and industry trends. In addition, we do not have the extent of experience in this market segment as we do in fragrances. We may have difficulty in sourcing these accessory items, all of which will be manufactured by independent third parties, and may not meet the quality standards expected by the licensor and/or the consumer. Consumer awareness and positive imagery of the licensor could also be impacted by adverse publicity, which could negatively impact retailer and consumer attitudes. Additionally, we are obligated to make required minimum royalty payments even if sales do not reach the required contractual minimum sales levels, and to date we have not generated sufficient sales of accessories to offset the minimum royalty payments. Our lack of experience in these highly competitive markets could result in a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

We have one distribution facility, located in New Jersey, which is close to where our fragrance products are manufactured and packaged. The loss of, or any damage, to our New Jersey facility, as well as the inventory stored therein, would require us to find replacement facilities. In addition, weather conditions, such as hurricanes or other natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of ninety days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

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

We are involved in litigation from time to time in the ordinary course of business, which, if the outcome of such litigation is adverse to us, could materially adversely affect our business, results of operations, financial condition, and cash flows.

Given the nature of our business, we are involved in litigation from time to time in the ordinary course of business. Except as set forth under Part I, Item 3 - “Legal Proceedings”, we are not presently a party to any material legal proceedings, although legal proceedings could be filed against us in the future. No assurance can be given as to the final outcome of any legal proceedings or that the ultimate resolution of any legal proceedings will not have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our stock price has been volatile.

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

In addition, the stock market in general has experienced significant price and volume fluctuations that often have been unrelated to the performance of specific companies. The broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.

UNRESOLVED STAFF COMMENTS.

None.

Item 2.

PROPERTIES.

Our corporate headquarters are located at 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL 33309 and our distribution center is located in Keasbey, New Jersey.

On November 30, 2007, we entered into a sublease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, to serve as our new corporate headquarters. We moved into this space in February 2008. The sublease runs for eight years, commencing on February 1, 2008, at an annual cost of approximately $0.6 million, increasing 3% per annum. On January 31, 2009, the sublease was terminated and we assumed the sublessor’s obligations under their lease directly with the landlord. The terms of the lease are substantially the same as our previous sublease.

On April 17, 2006, we leased 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease, which commenced with the landlord’s obtaining a certificate of occupancy on August 15, 2006, is for a five-year term and has an initial annual cost of approximately $1.4 million, with minimal increases after the second and fourth year of the lease. We have relocated substantially all of our fragrance warehousing and distribution activities to this facility, as well as establishing a backup information technology site in case of an unplanned disruption in our South Florida headquarters.

We currently maintain a lease for our former corporate headquarters and distribution center in Ft. Lauderdale, Florida. During May 2006, we entered into a five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $0.9 million, increasing approximately 3% per annum. On January 29, 2009, we entered into a sublease agreement to sublease 40,000 square feet of the 99,000 square feet of space in the facility at the approximate per square foot cost as we have under our lease. The sublease commences on April 1, 2009, and will terminate on September 30, 2011. We are actively seeking to sublease the remaining space in the facility.

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

The Derivative Action seeks to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and seeks injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleges that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violates applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served on August 17, 2006.

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and the recently abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that our stock might be delisted because of a delay in meeting SEC filing requirements.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none have even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, we were advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. The documents provide no support for any of the claims.

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

The plaintiff's counsel has now filed a motion for leave to intervene in the case on behalf of a "new" plaintiff. He has also moved to amend the complaint yet again. We have opposed the motion since the new plaintiff became a shareholder after all of the events about which he seeks to complain occurred. Counsel believes that he is, therefore, not qualified to represent the shareholders as to those claims. A hearing on the motion has been scheduled for the first week in June.

Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit. The proposed Third Amended Complaint has not been permitted by the Court. Upon preliminary review, it also appears to be defective and/or defensible.

Other

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock, par value $0.01 per share, has been listed on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) National Small Cap List market since February 26, 1987, and commenced trading on the Nasdaq National Market on October 24, 1995 under the symbol "PARL." On August 1, 2006, the Nasdaq National Market changed its name to the Nasdaq Global Market, with some of its members, including Parlux, being listed on Nasdaq’s Global Select Market.

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low bid prices for our securities available for each quarter of the last two years. The prices represent quotations by the dealers without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

	Common Stock
	High	Low
Quarter – Fiscal Year 2008:
First (April/June) 2007	5.780	4.180
Second (July/Sept.) 2007	4.740	2.640
Third (Oct./Dec.) 2007	4.930	3.870
Fourth (Jan./Mar.) 2008	4.110	2.870
Quarter – Fiscal Year 2009:
First (April/June) 2008	5.290	2.910
Second (July/Sept.) 2008	7.150	2.420
Third (Oct./Dec.) 2008	5.390	2.500
Fourth (Jan./Mar.) 2009	3.100	0.590

On May 21, 2009, the closing price of our common stock was $2.09 per share as reported by Nasdaq. As of May 21, 2009, there were approximately 60 holders of record of our common stock, which does not include common stock held in street name.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006, and did not include shares held in treasury. All share and per share information included in this Annual Report on Form 10-K reflects the Stock Split.

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividend in the near future. Our loan agreement restricts payment of dividends without prior approval.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	598,175	$3.91	1,478,275
Equity compensation plans not approved by security holders(2)	384,000	$1.24	—
Total	982,175	$2.87	1,478,275

———————

(1)

Represents 1,110,000 and 368,275 shares available for grant under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2000 Stock Option Plan (the “2000 Plan”), which were approved by our stockholders on October 11, 2007, and October 12, 2000, respectively. During the year ended March 31, 2009, options to purchase 75,000 shares were granted under the 2007 Plan, options to purchase 131,725 shares were granted under the 2000 Plan, and options to purchase 2,500 shares were granted under the our 1996 Stock Option Plan

(the “1996 Plan”). The 1996 Plan was approved by our stockholders on October 11, 1996. See Note 10 to the accompanying consolidated financial statements included with this filing for a discussion of the Plans.

(2)

Represents warrants to purchase 350,000 shares granted in connection with previous employment and consulting agreements and warrants to purchase 34,000 shares granted in connection with previous annual Board of Directors’ compensation. During the year ended March 31, 2009, warrants to purchase 100,000 shares granted in connection with a previous employment agreement were exercised. None of these warrants were issued pursuant to a plan. See Note 10 to the accompanying consolidated financial statements included with this filing for further discussion.

The following chart outlines repurchases of our common stock during the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2009 – January 31, 2009	15,900	$2.56	15,900	628,400
February 1, 2009 – February 28, 2009	—	—	—	—
March 1, 2009 – March 31, 2009	—	—	—	—
Total	15,900		15,900

On November 3, 2008, we announced the authorization and implementation of a buy-back of up to 1,000,000 shares of the Company’s common stock. This authorization is part of our existing share buy-back program originally approved and announced in January 2007. There is no expiration date specified for this program. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares (see “Liquidity and Capital Resources” in Item 7 for further discussion).

STOCKHOLDER RETURN PERFORMANCE: FIVE YEAR GRAPH

Set forth below is a line graph comparing the cumulative total return on the Common Stock with the cumulative total return of the Standard and Poors 500 Index, and the Standard and Poors Personal Products 500 Index for the fiscal years of 2004 through 2009.

$100 invested on 3/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending March 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Cumulative Total Return

	3/04	3/05	3/06	3/07	3/08	3/09

Parlux Fragrances, Inc.	100.00	239.76	357.14	123.59	65.12	19.05
S&P 500	100.00	106.69	119.20	133.31	126.54	78.34
S&P Personal Products	100.00	124.87	141.47	178.62	187.28	95.89

Item 6.

SELECTED FINANCIAL DATA.

The following data has been derived from audited consolidated financial statements, adjusted for the Stock Split. Consolidated balance sheets at March 31, 2009, and 2008, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended March 31, 2009, and notes thereto appear elsewhere in this Annual Report on Form 10-K.

	For the Year Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands of dollars, except per share data)
Continuing Operations:
Net sales	$151,155	$153,696	$134,365	$106,364	$25,064
Costs/operating expenses	157,958	145,096	177,601	104,703	37,232
Operating (loss) income	(6,803)	8,600	(42,742)	1,661	(12,169)
(Loss) income from continuing operations	(4,284)	5,011	(27,864)	693	(7,521)
Income from discontinued operations (1)	—	25	30,746	22,043	18,345
Net (loss) income	$(4,284)	$5,036	$2,882	$22,736	$10,824
(Loss) Income per share:
Basic:
Continuing operations	$(0.21)	$0.26	$(1.53)	$0.04	$(0.42)
Discontinued operations	0.00	0.00	1.69	1.23	1.03
Total	$(0.21)	$0.26	$0.16	$1.27	$0.61
Diluted: (2)
Continuing operations	$(0.21)	$0.24	$(1.53)	$0.03	$(0.42)
Discontinued operations	0.00	0.00	1.69	1.04	1.03
Total	$(0.21)	$0.24	$0.16	$1.07	$0.61

———————

(1)

Represents operations relating to the Perry Ellis brand, which was sold during December 2006. See Note 14 to the accompanying consolidated financial statements included in this filing for further discussion as prior periods have been reclassified accordingly.

(2)

In accordance with paragraph 15 of FAS 128, Earnings Per Share, the number of shares utilized in the calculation of diluted income (loss) per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2009, 2007, and 2005, as we incurred a loss from continuing operations for each of those periods.

	For the Year Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands)
Current assets	$128,674	$122,333	$114,065	$153,940	$73,762
Current liabilities	26,220	15,040	34,605	71,068	13,192
Working capital	102,454	107,293	79,460	82,872	60,570
Trademarks and licenses, net	1,885	2,770	3,913	12,120	13,203
Long-term borrowings, net	—	543	1,537	—	—
Total assets	136,704	131,148	144,896	167,292	88,276
Total liabilities	26,220	15,583	36,142	73,578	14,895
Stockholders’ equity	$110,484	$115,565	$108,755	$93,714	$73,381

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

On May 17, 2006, we announced a two-for-one stock split of common stock in the form of a dividend, for stockholders of record on May 31, 2006 (the “Stock Split”). The Stock Split was effected on June 16, 2006, and did not include shares held in treasury. All discussions concerning common stock, earnings per share, and outstanding shares throughout this Annual Report on Form 10-K as well as comparable share information, have been adjusted to reflect the Stock Split. In connection with the Stock Split, we modified outstanding warrants. See Note 1(V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the year ended March 31, 2007.

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

We distribute certain brands through Perfumania, a specialty retailer of fragrances in the United States and Puerto Rico, a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., a company in which our former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. Perfumania is one of our largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company at that time (10.1% at March 31, 2009), and accordingly, transactions with Perfumania will continue to be presented as related party transactions.

During the fiscal year ended March 31, 2009, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, XOXO, Ocean Pacific, Maria Sharapova, Andy Roddick, and babyGUND fragrances on an exclusive basis as a licensee. During the fiscal year ended March 31, 2009, we entered into exclusive license agreements with Josie Natori, Queen Latifah, and Mark Ecko and extended the license with Paris Hilton for an additional five years through June 30, 2014.

During December 2006, we sold the Perry Ellis fragrance rights and other related assets to the licensor, Perry Ellis International ("PEI"). Additionally, we previously manufactured, distributed and sold Fred Hayman Beverly Hills (“FHBH”) fragrances on a worldwide basis until we sublicensed these rights in 2003.

The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 55% and 30%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2009, and 68% and 23%, respectively, of our gross sales from continuing operations during the year ended March 31, 2008. If Paris Hilton's appeal as a celebrity were to diminish, or GUESS? would not approve shipments to our international distributors (See “Licensing Agreements” in Item 1 for further discussion) it could result in a material reduction in our sales of products licensed by them, adversely affecting our results of operations and operating cash flows. That risk has become more significant as these product lines have become our primary source of revenue. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014. The GUESS? license is scheduled to expire on December 31, 2009. We anticipate that the GUESS? license will not be renewed beyond its current expiration date. We may be required to record charges to operations to reduce the recorded value of any remaining inventory to the amounts which would be realized upon their sale or liquidations. We continue to discuss the transition of any remaining inventory with GUESS? and have implemented a plan to reduce the inventory levels of the GUESS? products. Under the terms of the license agreement, we would have ninety days after the termination of the license to sell off any remaining inventory. At the end of that period, GUESS? has the option of purchasing the remaining inventory, or the inventory must be destroyed. While management believes that our inventory position in GUESS?

products is stated at its lower of cost or market, if  at the end of the contract period, inventory levels are significant, and GUESS? elects not to purchase the entire remaining inventory, we could have a material inventory write-off.

We expanded our product licenses under the Paris Hilton brand into the accessory market in 2005, specifically, watches, handbags, purses, small leather goods, cosmetics and sunglasses. We believed such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume. Our sales under such accessory licenses have been insufficient to offset the minimum annual royalties paid to the licensor. We are currently analyzing different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including possible assignment or sublicensing of our rights thereunder. During the year ended March 31, 2008, we sublicensed the international rights for handbags, purses, wallets, and other small leather goods. We generated $0.4 million in fiscal year 2009 and $0.5 million in fiscal year 2008 in sublicense revenue. We anticipate minimum revenues of $0.4 million under this sublicense for fiscal 2010. In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses. Although we remain contingently liable for the minimum guaranteed royalty from our assignment of the license, we anticipate offsetting approximately 60% of the remaining minimum guaranteed royalty from our assignment of the license over the remaining terms of the agreement.

Critical Accounting Policies and Estimates

SEC Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. We believe the accounting policies described below represent our critical accounting policies as contemplated by FRR 60. See Note 1 to the accompanying consolidated financial statements for a detailed discussion on the application of these and other accounting policies.

Accounting for Long-Lived Assets. The majority of our long-lived assets are the result of the acquisition of existing license brands. For newly launched brands our long-lived assets are generally the result of our investment in trademarking brand names and designs, and are generally not a material portion of our assets. The value of our long-lived assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. On an annual basis, long-lived assets are reviewed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the long-lived assets are less than their carrying values. Future cash flows can be effected by changes in industry or market conditions. The assumptions used include an analysis by license, and by fragrance produced under each license, which may vary depending on the age of the product. Expected sales along with related costs of sales, direct expenses and certain allocated charges are projected through the end of each given license period. Expected sales estimates incorporate the age of a product and its market distribution. Although certain products may not be widely distributed, we may have certain distribution channels, such as specialty discount stores, where the product is in demand. Direct expenses, including cost of goods and royalties, vary by product, but generally range between 35% to 50%. Allocated charges include selling and distribution costs, marketing expenses and depreciation of molds. Although these costs vary by brand, management anticipates that these costs would range between 15% and 25%. The net unamortized balance of our trademarks and licenses at March 31, 2009, is approximately $1.9 million. Management does not anticipate any further material write down will be required going forward, however, if actual results differ from management’s estimates, or if the economic environment should deteriorate, additional write downs may be required which could have a material adverse effect on our operating results.

We recorded a non-cash impairment charge for the XOXO fragrance license of $0.4 million in fiscal year 2008 and $1.1 million in fiscal year 2007. These impairment charges are included in depreciation and amortization expense in the accompanying consolidated statements of operations. Our management determined that this asset would be reviewed on a quarterly basis going forward. As a result of our quarterly review, we determined that there was no further impairment charges recorded during the year ended March 31, 2009.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant most of our unrelated U.S. department store customers the right to return a product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Based upon this information, we provide an allowance for sales returns. It is generally after the specific gift-giving season (Mother’s Day, Christmas, etc.) that our customers request approval for the return of unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the provision for returns, and additional allowances in any particular period may be needed, if actual returns received exceed estimates, reducing net sales.

The allowance for sales returns was $1.3 million and $1.0 million at March 31, 2009, and 2008, respectively. Fluctuations in the allowance balance are generally higher after gift-giving seasons and are estimated based on a three-month period, as it generally takes between two to three-months for us to receive such returns. Historically, our estimated allowances have been sufficient to cover the amount of returns subsequently received. However, an increase in sales returns due to a change in economic conditions, or otherwise, could have a material impact on our operating results.

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

The allowance for doubtful accounts receivable was $0.4 million and $1.0 million at March 31, 2009, and 2008, respectively. We continuously monitor the collectability of our receivables by analyzing the aging of our accounts receivable, assessing our customers credit worthiness, and evaluating the impact of the changes in economic conditions. Historically, our estimated allowances have been sufficient to cover our uncollectable receivables. However, significant changes in the circumstances that affect the collectability of our receivables could have a material impact on our cash flows and operating results.

We have an ongoing relationship with Perfumania for almost 20 years. All activities with Perfumania are reported as related party activities, due to certain common stockholders. While our invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms (see Note 2 to the accompanying consolidated financial statements for further discussion). Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Our management holds discussions with Perfumania’s management on a regular on-going basis in order to monitor their activity. On an annual basis, as well as quarterly, sales projections to Perfumania are reviewed along with a planned payment program, in order to ensure that Perfumania’s receivable balance is maintained at acceptable levels. Based upon these facts, management believes that no reserves are required for the receivable due from Perfumania.

Inventory Write-downs. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3.0 million and $4.5 million at March 31, 2009, and 2008, respectively. We classify certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most effected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. We believe that the gross margins on our products outweigh the potential for out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

We classify our inventory into three major categories: finished goods, raw materials, and components and packaging materials. Finished goods include items that are ready for sale to our customers, or essentially complete and ready for use in value sets or other special offers. Raw materials consist of fragrance oils or bulk. Components and packaging materials (such as bottles, caps, boxes, etc.) are the individual elements used to manufacture our finished goods. The levels of our inventory maintained vary depending on the age of a brand, its commercial success and market distribution. We normally carry higher levels of new products and older products for which demand remains high. Older, slower moving products are periodically reviewed, and inventory levels adjusted, based upon expected future sales. If inventory levels exceed projected demand, our management determines whether a product requires a markdown in order to sell the inventory at discounted prices. Our management also reviews whether there are any excess components which should be marked down or scrapped due to decreased product demand.

Our inventories and write-downs, by major categories, as of March 31, 2009, and 2008, are as follows:

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw material	Total
	(in millions)
Inventories	$43.2	$22.5	$4.0	$69.7
Less write-downs	1.9	0.9	0.2	3.0
Net inventories	$41.3	$21.6	$3.8	$66.7

	March 31, 2008
	Finished Goods	Components and Packaging Material	Raw material	Total
	(in millions)
Inventories	$33.6	$17.1	$1.9	$52.6
Less write-downs	3.0	1.4	0.1	4.5
Net inventories	$30.6	$15.7	$1.8	$48.1

We perform a review of our inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently. The write-down of inventory results from the application of an analytical approach that incorporates a comparison of our sales expectations to the amount of inventory on hand. Other qualitative reasons for marking down selected inventory may include, but is not limited to, product expiration, licensor restrictions, damages, and general economic conditions. As of March 31, 2009, and 2008, management determined that approximately $3.9 million and $3.0 million, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was marked down by $1.9 million and $3.0 million in fiscal year 2009 and 2008, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2009, and 2008, approximately $12.8 million and $5.2 million, respectively, were identified as problematic and the inventory was marked down by $0.9 million and $1.4 million, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of March 31, 2009, and 2008, approximately $0.3 million and $0.1 million were identified as problematic and the inventory was marked down by $0.2 million and $0.1 million, respectively.

During the years ended March 31, 2009, 2008, and 2007, the carrying value of certain inventory was reduced by $0.2 million, $0.9 million, and $2.8 million, respectively, which was recorded in cost of goods sold in the accompanying consolidated statements of operations. Based upon this review, management has determined that its inventory is stated at the lower of cost or market value, however, if we are not successful in selling our inventory, we may need to write down our inventory further or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse affect on our financial condition and results of operations.

Demonstration and Cooperative Advertising Allowances. We record allowances for demonstration chargebacks and cooperative advertising costs. The demonstration chargebacks are recorded based on demonstration programs with specific U.S. department stores. The allowance for demonstration chargebacks was $1.1 million and $0.7 million at March 31, 2009, and 2008, respectively. Fluctuations in the allowance balance are generally higher after gift-giving seasons and are estimated based on a three-month period. Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under our direct control, and at our option, including catalogue and other forms of print advertising, are included in advertising and promotional expenses in the accompanying consolidated statements of operations. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. The allowance for cooperative advertising was $0.6 million and $1.7 million at March 31, 2009, and 2008, respectively. Historically, our estimated allowances have been sufficient to cover the amount of our chargebacks and cooperating advertising costs.

Income Taxes and Valuation Allowance. If warranted, we record a valuation allowance to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. We consider projected future taxable income and ongoing tax planning strategies in assessing the valuation allowance. In the event we determine that we may not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to earnings in the period of such determination, which such adjustment could be material.

On April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, we did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions and, accordingly, we were not required to record any cumulative effect adjustment to beginning of year retained earnings. As of the date of adoption through the year ended March 31, 2009, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions.

The valuation model and amortization assumption used by us continues to be available. SFAS No. 123(R) was effective for our fiscal year beginning April 1, 2006. Transition options allowed companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts that have been included in the footnotes. We adopted prospectively, and continued to utilize the current Black-Scholes option-pricing model. There were no unvested options or warrants outstanding at March 31, 2006, and as such, the result of adopting SFAS 123(R) on April 1, 2006, did not have an effect on our results of operations or financial position. See Note 1(V) to the accompanying consolidated financial statements for further discussion of the effect of the modification of outstanding warrants in connection with the Stock Split and the related non-cash share-based compensation expense recorded during the fiscal year ended March 31, 2007.

Since April 2008, we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

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

The adoption of SFAS 157, with respect to financial assets and liabilities, did not have a material impact on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) , which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, with respect to non-financial assets and non-financial liabilities, disclosure requirements begin in fiscal year 2010. We are currently assessing the impact, if any, of FSP 157-2 on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. It is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP 157-3 did not have a material impact on our fair value measurements. April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently assessing the impact of FSP 157-4, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year ended March 31, 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the provisions of SFAS 162 to determine the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the financial impact, if any, of FSP 142-3 on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods about the fair value of financial instruments of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in summarized financial information at interim reporting periods. It is effective for interim reporting periods ending after June 15, 2009. We are currently assessing the impact, if any, on our consolidated financial statements.

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

During the recent holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

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

In light of the recent downturn in the global economy, we have performed a quarterly review of our intangible, long-lived assets during the year ended March 31, 2009. This review was based upon the estimated future net cash flows for the remaining period of each license. Based upon our review, no impairment charges are deemed necessary.

Looking forward to fiscal 2010, we expect that our license with GUESS? will terminate and not be renewed at the end of our third fiscal quarter on December 31, 2009. For fiscal 2010, we expect to offset any reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal 2009, including our Jessica Simpson fragrance, Fancy, and Paris Hilton fragrance, Fairy Dust, as well as sales from our contemplated product launches in fiscal 2010 of new fragrances under our Paris Hilton, Nicole Miller, Josie Natori, Queen Latifah and Mark Ecko licenses. We do not anticipate launching new fragrances under our recently signed Rihanna and Kanye West licenses until fiscal 2011.  We also anticipate a continued shift in our sales from international to domestic, in part due to our belief that GUESS? is a stronger international brand than several of our new fragrances being launched in fiscal 2010, as well as to economic conditions and changes in our arrangements with international distributors. It is always very difficult to predict sales levels, and is even more difficult in a challenging economic environment.  We have taken steps to attempt to reduce our expenses by approximately 10% by reducing employee headcount and advertising expenses, and we are cautiously optimistic that we are positioned for a profitable fiscal 2010 with our expected product mix and cost structure.

Results of Operations

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to PEI. A definitive agreement was signed on December 6, 2006, and the sale closed shortly thereafter. See Note 14 to the accompanying consolidated financial statements for further discussion.

The results presented in the accompanying consolidated statements of operations for the fiscal years ended March 31, 2009, 2008, and 2007, include activity relating to the Perry Ellis brand as discontinued operations in fiscal years 2008 and 2007. For comparison purposes, prior period financial information has been restated accordingly. Our discussions below exclude Perry Ellis activities, which are addressed separately in the discussion of discontinued operations.

We did business with fragrance distributors owned/operated by individuals related to our former Chairman and CEO. Through June 30, 2007, these sales were included as related party sales in the accompanying consolidated statements of operations. As of June 30, 2007, our former Chairman and CEO’s beneficial ownership interest in our Company was approximately 7.6%. During the fiscal year ended March 31, 2008, his beneficial ownership declined to less than 5% (0% at March 31, 2009). Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the years ended March 31, 2009, 2008, and 2007, included $4.9 million, $4.7 million and $6.2 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with generally accepted accounting principles.

Comparisons of the year ended March 31, 2009 to March 31, 2008, and of the year ended March 31, 2008 to March 31, 2007.

Net Sales

	For the Years Ended March 31,
	2009	% Change	2008	% Change	2007
			(in millions)
Domestic sales	$53.9	63%	$33.0	6%	$31.0
International sales	55.8	(9)%	61.5	19%	51.5
Unrelated customer sales	109.7	16%	94.5	15%	82.5
Related sales	41.5	(30)%	59.2	14%	51.8
Total net sales	$151.2	(2)%	$153.7	14%	$134.3

———————

*

% change is based on unrounded numbers

During fiscal year 2009, net sales from continuing operations decreased 2% to $151.2 million, as compared to $153.7 million for the prior year. The decrease in net sales was primarily due to an increase of $2.7 million in our sales returns and allowance, as compared to the prior year, resulting from the recent holiday season and the current global economic environment.  During the recent holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in lower sales, a decrease in retail re-orders, and an increase in subsequent returns. In addition, delays in obtaining critical components, particularly glass and plastics, negatively impacted our first quarter of fiscal year 2009.

Our GUESS? brand fragrances gross sales increased $10.2 million during the current year to $47.2 million, as compared to $37.0 million in the prior year, primarily due the lifting of the distribution restriction placed by GUESS?, in fiscal year 2008, on international shipments and to the launch of GUESS? by Marciano for Women in February 2008 and GUESS? by Marciano for Men in February 2009, which generated gross sales of $11.9 million and $3.2 million, respectively.  In August 2008, we launched our new Jessica Simpson fragrance, Fancy, resulting in an increase in gross sales of $20.7 million. Our Paris Hilton fragrances gross sales of $85.4 million decreased $18.3 million in the current year, as compared to $103.7 million in the prior year, primarily due to a decrease in international sales. The decrease in Paris Hilton fragrances gross sales was partially offset by the launch, in late September 2008, of our new Paris Hilton fragrance, Fairy Dust, resulting in an increase in gross sales of $10.2 million, primarily in our domestic market.

Net sales to unrelated customers, which represented 73% of our total net sales for fiscal year 2009, increased 16% to $109.7 million, as compared to $94.5 million for prior year, mainly as a result of an increase in gross sales of $13.2 million to unrelated customers of our GUESS? brand fragrances and the launch of our new Jessica Simpson and Paris Hilton fragrances sold primarily in our domestic market. Net sales to the U.S. department store sector increased 63% to $53.9 million for fiscal year 2009, as compared to $33.0 million for the prior year, while net sales to international distributors decreased 9% to $55.8 million, as compared to $61.5 million for the prior year. The increase in domestic sales is primarily due to the launch of our new Jessica Simpson fragrance, Fancy, and the launch of our new Paris Hilton fragrance, Fairy Dust, noted above. Additionally, in the domestic market we benefited from our investments in promotional activities and our domestic sales force, coupled with higher levels of sell-through in difficult economic conditions. The decrease in international net sales was primarily a result of a decrease of $9.7 million in international gross sales of our Paris Hilton brand fragrances, the negative impact of the current recessionary economic conditions, and the volatility of the U.S. dollar. Sales to related parties decreased

30% to $41.5 million for fiscal year 2009, as compared to $59.2 million for the prior year, reflecting the depressed economic conditions within the U.S. retail industry, coupled with certain current unrelated customers being reported as related customers through June 30, 2007.  Included in related parties sales are sales to Perfumania in the amount of $41.5 million and $51.2 million, for the years ended March 31, 2009 and 2008, respectively (see Note 2 to the accompanying consolidated financial statements for further discussion). Sales to Perfumania during the year ended March 31, 2008, included a number of close-out sales of slower moving products, which were sold at discounted prices.

During fiscal year 2008, net sales increased 14% to $153.7 million, as compared to $134.3 million for the prior year. The increase was mainly attributable to a 37% increase in Paris Hilton fragrance and accessories sales, which provided $107.6 million in gross sales compared to $78.5 million for the prior year. Fiscal year 2008 included the launch of Paris Hilton Can Can. This was partially offset by a $14.3 million reduction in gross sales of GUESS? brand products due to the distribution restrictions placed by GUESS? on international shipments, which were in effect early in fiscal year 2008. These restrictions are more fully described in Note 8(B) to the accompanying consolidated financial statements.

Net sales to unrelated customers, which represented 62% of our total net sales for fiscal year 2008, increased 15% to $94.5 million, as compared to $82.5 million in the prior year, mainly as a result of a 28% increase in Paris Hilton fragrance and accessories sales to $61.0 million in fiscal year 2008, from $47.5 million in the prior year, which included the launch of Paris Hilton Can Can. This was offset by a 6% reduction in GUESS? brand products to $33.0 million from $35.2 million in the prior year, due to the distribution restrictions placed by GUESS? on international shipments. Of this amount, net sales to the U.S. department store sector increased 6% to $33.0 million from $31.0 million, while net sales to international distributors increased 19% to $61.5 million from $51.5 million. The increase in sales to U.S. department stores was mainly attributable to a $2.2 million increase in gross sales of GUESS? products, partially offset by a reduction of $0.7 million in gross sales of Paris Hilton fragrances and accessories. The increase in sales to international distributors was mainly attributable to an increase of $12.5 million in gross sales of Paris Hilton fragrances and accessories, partially offset by a reduction of $4.5 million in gross sales of GUESS? brand products due to the distribution restrictions placed by GUESS? on international shipments. Sales to related parties (see Note 2 to the accompanying consolidated financial statements for further discussion of related parties) increased 14% to $59.2 million, as compared to $51.8 million in the prior year, mainly resulting from increases in Paris Hilton brand gross sales of $17.4 million, partially offset by a decrease of $12.1 million in GUESS? brand gross sales as discussed above. Included in related parties sales are sales to Perfumania in the amount of $51.2 million and $11.7 million, for the years ended March 31, 2008 and 2007, respectively. March 31, 2008, included a number of close-out sales of slower moving products, which were sold at discounted prices.

Effective July 1, 2007, related party sales include only sales to Perfumania, as sales to certain distributors, that were previously reported as related parties, are now included as unrelated international customer sales (see Note 2 to the accompanying consolidated financial statements for further discussion of related parties).

Cost of Goods Sold

	For the Years Ended March31,
	2009	% Change *	2008	% Change *	2007
	(in millions)
Unrelated customers	$51.3	7%	$48.1	(1)%	$48.6
As a % of unrelated customer net sales	47%		51%		59%
Related parties	19.3	(34)%	29.1	6%	27.4
As a % of related parties net sales	46%		49%		53%
Total cost of goods sold	$70.6	(9)%	$77.2	2%	$76.0
As a % of net sales	47%		50%		57%

———————

*

% change is based on unrounded numbers

During fiscal year 2009, our overall cost of goods sold as a percentage of net sales decreased to 47%, as compared to 50% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 47% and 46%, respectively, in 2009, as compared to 51% and 49%, respectively, for the prior year. Fiscal year 2009 includes a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers higher discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise.

During fiscal year 2008, our overall cost of goods sold decreased as a percentage of net sales to 50%, as compared to 57% in the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 51% and 49%, respectively, in 2008, as compared to 59% and 53%, respectively, for the prior year. Fiscal year 2008 included a higher percentage of sales to U.S. department stores and Perfumania, which sales had a higher margin than sales of these products to international distributors. Additionally, in 2008, we had a lower percentage of GUESS? product sales, which sales, for the most part, had a lower margin than sales of our other products, along with a decrease in the sale of value sets, which included multiple products and also had a lower margin than sales of basic product.

Operating Expenses

	For the Years Ended March 31,
	2009	% Change *	2008	% Change *	2007
	(in millions)
Advertising and promotional	$45.4	54%	$29.6	(23)%	$38.3
As a % of net sales	30%		19%		28%
Selling and distribution	15.9	32%	12.0	(8)%	13.0
As a % of net sales	11%		8%		10%
Royalties	13.0	6%	12.3	22%	10.1
As a % of net sales	9%		8%		8%
General and administrative	10.6	(6)%	11.2	(70)%	36.8
As a % of net sales	7%		7%		27%
Depreciation and amortization	2.5	(11)%	2.8	(19)%	3.4
As a % of net sales	2%		2%		3%
Total operating expenses	$87.4	29%	$67.9	(33)%	$101.6
As a % of net sales	58%		44%		76%

———————

*

% change is based on unrounded numbers

In fiscal year 2009, total operating expenses increased by 29% to $87.4 million from $67.9 million, increasing as a percentage of net sales to 58% from 44% in the prior year. In fiscal year 2008, total operating expenses decreased by 33% to $67.9 million from $101.6 million, decreasing as a percentage of sales to 44% from 76% in the prior year. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses increased 54% to $45.4 million for the year ended March 31, 2009, as compared to $29.6 million for the prior year, increasing as a percentage of net sales to 30% from 19%, primarily due to the launches and advertising campaigns for our new Jessica Simpson and Paris Hilton fragrances in the fall of 2008, the launch of GUESS? by Marciano for Men in February 2009, and the investments we made with our promotional activities in our domestic markets. During the prior year, we incurred advertising and promotional costs in connection with the launch of our Paris Hilton Can Can fragrance. During the third quarter of fiscal year 2009, we anticipated significantly higher sales and we committed our spending accordingly. However, during the last five weeks of the third quarter, retailers experienced a significant drop in consumer business and re-orders were negatively affected. We decreased our promotional spending for all brands during the fourth quarter of fiscal year 2009, and will continue to monitor our promotional spending in our next fiscal year in response to the current economic climate.

Advertising and promotional expenses decreased 23% to $29.6 million for the year ended March 31, 2008, as compared to $38.3 million in the prior year, decreasing as a percentage of net sales to 19% from 28%. During the year ended March 31, 2008, we focused our attention on reducing expenditures, particularly in the area of advertising and promotion. In fiscal year 2008, we incurred promotional costs in connection with the roll out of

GUESS? and Paris Hilton fragrances for women and men on a worldwide basis and the launch of Paris Hilton Can Can and GUESS? by Marciano fragrances for women mainly in U.S. department stores.

Selling and Distribution Costs

Selling and distribution costs increased 32% to $15.9 million for the year ended March 31, 2009, as compared to $12.0 million for the prior year, increasing as a percentage of net sales to 11% from 8%. The increase in costs was mainly attributable to increases in personnel for the Domestic Sales and Marketing departments required to support new product development and in-store activities of our launches and the holiday season. Additionally, selling expenses were incurred with the launch of our new Jessica Simpson brand.

Selling and distribution costs decreased 8% to $12.0 million for the year ended March 31, 2008, as compared to $13.0 million in the prior year, decreasing as a percentage of net sales to 8% from 10%. The decrease was mainly attributable to the centralization of all distribution activities in our New Jersey facility, resulting in a decrease of staff in our Florida warehouse facility. The prior year period also included approximately $0.7 for inventory relocation costs in connection with our shifting of distribution activities to New Jersey.

Royalties

Royalties increased by 6% to $13.0 million for the year ended March 31, 2009, as compared to $12.3 million for the prior year, increasing as a percentage of net sales to 9% from 8%. The increase is the result of the current sales mix, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved. During the year ended March 31, 2008, we sublicensed the international rights for the handbags. We generated $0.4 million in fiscal year 2009 and $0.5 million in fiscal year 2008 in sublicense revenue, which has been recorded as a reduction in royalty expense. In January 2009, we entered into an agreement with GEI, assigning the worldwide exclusive licensing rights with PHEI, for the production and distribution of Paris Hilton sunglasses, which will absorb a portion of the minimum royalty beginning in fiscal year 2010.

Royalties increased by 22% to $12.3 million for the year ended March 31, 2008, as compared to $10.1 million for the prior year, remaining constant as a percentage of net sales at 8%, based upon the license requirements for the sales mix, and minimum royalties for certain brands.

General and Administrative Expenses

General and administrative expenses decreased 6% to $10.6 million for the year ended March 31, 2009, as compared to $11.2 million for the prior year, remaining constant as a percentage of net sales at 7%. The decrease in expenses was mainly attributable to a reduction in personnel during the fourth quarter of fiscal year 2009 and a decrease in accounting fees.

General and administrative expenses decreased 70% to $11.2 million for the year ended March 31, 2008, as compared to $36.8 million for the prior year, decreasing as a percentage of sales to 7% from 27%. The decrease in fiscal year 2008 reflected efforts to reduce discretionary spending. The prior period included non-cash, share-based compensation charges in the amounts of $18.9 million, relating to fully vested warrants issued during the period from 1999 through 2002, which were modified in connection with the Stock Split, and the February 2007 consent solicitation settlement, respectively, (see Notes 10 and 15 to the accompanying consolidated financial statements for further discussion). The decrease was also attributable to decreases in legal fees, and settlement costs and other expenses, of approximately $6.8 million, in connection with various litigation and the February 2007 consent solicitation (see Notes 12 and 15 to the accompanying consolidated financial statements for further discussion). Additional expenses of $1.7 million were incurred in the prior year period for professional fees relating to the special Audit Committee investigation as a result of allegations made in certain litigation and the Sarbanes-Oxley Act of 2002 remediation and maintenance, coupled with increases in property insurance costs and personnel additions in accounting, package development, quality assurance and production planning.

Depreciation and Amortization

Depreciation and amortization decreased 11% to $2.5 million for the year ended March 31, 2009, as compared to $2.8 million for the prior year, remaining constant at 2% of net sales. The decrease was attributable to lower amortization expense, as an impairment charge of $0.4 million was recorded in the comparative prior year in connection with the XOXO fragrance license (see Note 6 to the accompanying consolidated financial statements for further discussion).

Depreciation and amortization decreased 19% to $2.8 million for the year ended March 31, 2008, as compared to $3.4 million for the prior year, decreasing as a percentage of sales to 2% from 3%. The decrease reflects a $0.7 million reduction in the impairment charge for the XOXO fragrance license ($0.4 million in fiscal year 2008 compared to $1.1 million in the prior year), partially offset by a full year’s depreciation and amortization of equipment and leasehold improvements at our New Jersey facility which were placed in service in September 2006.

Gain on Sale of Property Held for Sale

During the year ended March 31, 2007, we recorded a gain of $0.5 million from the sale of a warehouse facility in Sunrise, Florida. See Note 5 to the accompanying consolidated financial statements for further discussion.

Operating (Loss) Income

	For the Years Ended March 31,
	2009	% Change *	2008	% Change *	2007
			(in millions)
Operating (loss) income	$(6.8)	(179)%	$8.6	120%	$(42.7)
As a % of net sales	5%		6%		(32)%
Other income	—	N/A	0.5	N/A	—
As a % of net sales	0%		0%		0%
Net interest income (expense)	0.2	126%	(1.0)	57%	(2.3)
As a % of net sales	0%		(1)%		(2)%
Gain on sale of investment	—	N/A	—	N/A	1.8
As a % of net sales	0%		0%		1%
Foreign exchange gain (loss)	—	N/A	—	N/A	—
As a % of net sales	0%		0%		0%
(Loss) income from continuing operations before income taxes	$(6.6)	(181)%	$8.1	119%	$(43.2)
As a % of net sales	(4)%		5%		(32)%

———————

*

% change is based on unrounded numbers

As a result of the above factors, we incurred an operating loss from continuing operations of $(6.8) million in fiscal year 2009, as compared to earning income from continuing operations of $8.6 million in fiscal year 2008, and incurring an operating loss of $(42.7) million in fiscal year 2007.

Other Income

During the year ended March 31, 2008, we recorded other income of $0.5 million, primarily related to a gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory.

Net Interest Income/Expense

Net interest income was $0.2 million for the year ended March 31, 2009, as compared to net interest expense of $1.0 million for the prior year, as we did not utilize our line of credit during fiscal year 2009.

Net interest expense was $1.0 million for the year March 31, 2008, as compared to $2.3 million for the prior year, as we used our line of credit less to finance our receivables and inventory during fiscal year 2008.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net (Loss) Income

	For the Years Ended March 31,
	2009	% Change *	2008	% Change *	2007
			(in millions)
(Loss) income from continuing operations before income taxes	$(6.6)	(181)%	$8.1	119%	$(43.2)
As a of net sales	(4)%		5%		(32)%
Income tax (benefit) provision	(2.3)	N/A	3.1	N/A	(15.3)
As a % of net sales	2%		(2)%		11%
(Loss) income from continuing operations	(4.3)	(186)%	5.0	118%	(27.9)
As a % of net sales	(3)%		3%		(21)%
Income from discontinued operations	—	N/A	—	N/A	30.8
As a % of net sales	0%		0%		23%
Net (loss) income	$(4.3)	(181)%	$5.0	72%	$2.9
As a % of net sales	(3)%		3%		2%

———————

*

% change is based on unrounded numbers

Loss from continuing operations before taxes for the year ended March 31, 2009, was $(6.6) million, as compared to income from continuing operations before taxes of $8.1 million for the prior year. Our tax benefit for fiscal year 2009 reflects an estimated effective tax rate of 34.8% and includes a carryback of approximately $7.4 million in tax operating losses generated during the current year to offset U.S. federal income taxes paid during fiscal year 2007, in the amount of approximately $2.6 million.

Income from continuing operations before income taxes for the year ended March 31, 2008, was $8.1 million, as compared to a loss of $(43.2) million for the prior year. Our tax provision for fiscal year 2008 reflects an estimated effective rate of 38.1% from continuing operations. The effective rate in fiscal year 2007 of 35.5% from continuing operations results from (1) a limitation on the estimated deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification and (2) the $1.1 million loss for income tax purposes resulting from the sale of the E Com Ventures, Inc. (“ECMV”), currently known as Perfumania Holdings, Inc., shares due to a difference in basis (see Note 9 to the accompanying consolidated financial statements for further discussion). The benefit from the share-based compensation charge was limited by the maximum allowable annual compensation deduction for certain corporate officers under Section 162 (m) of the Internal Revenue Code. Consequently, the benefit recorded in fiscal year 2007 reflected management’s best estimate at that time based upon assumptions regarding the timing and market value of our common stock upon exercise of the warrants and the amount and nature of other forms of compensation to be paid to the holders of the warrants using the method in which cash compensation (salary and bonus) of the related individuals takes priority over the share-based compensation in determining the annual limitation. In February 2007, our former Chairman and CEO resigned. The estimated limitation on the deferred tax benefit that was expected to result from the share-based compensation charge related to the warrant modification was reviewed and adjusted accordingly at the time we reported our results of operations for the year ended March 31, 2007.

As a result, we incurred a loss from continuing operations of $(4.3) million in fiscal year 2009, as compared to earning income from continuing operations of $5.0 million in fiscal year 2008, and incurring a loss of $(27.9) million in fiscal year 2007.

Income from discontinued operations (see Note 14 to the accompanying consolidated financial statements for further discussion), net of the tax effect, was $30.8 million in fiscal year 2007.

As a result, we incurred a net loss of $(4.3) million in fiscal year 2009, earned net income of $5.0 million and $2.9 million in fiscal year 2008 and 2007, respectively.

Liquidity and Capital Resources

Working capital was $102.5 million as of March 31, 2009, as compared to $107.3 million at March 31, 2008, and $79.5 million as of March 31, 2007.  The decrease in fiscal year 2009, as compared to fiscal year 2008, was primarily due to the use of current assets to support the net loss reported for the year ended March 31, 2009. The increase in fiscal year 2008, as compared to fiscal year 2007, was primarily due to net income in fiscal year 2008, excluding the effect of the non-cash compensation charges, the reduction of our credit facility, the increase in cash on hand and the reduction of our inventory levels.

Cash Flows

Cash and cash equivalents decreased by $15.3 million during fiscal year 2009, increased by $21.4 million during fiscal year 2008, and decreased by $0.03 million during fiscal year 2007.

Cash Flows from Operating Activities

During the year ended March 31, 2009, net cash used in operating activities was $13.1 million, as compared to net cash provided by operating activities of $34.2 million during the prior year. The current year activity reflects an increase in inventories, prepaid expenses and other current assets, accounts payable due to the launch of our new Jessica Simpson and Paris Hilton fragrances in the current year and the anticipated launches planned for our next fiscal year. Cash flows from operating activities were negatively affected by the current downturn in global economic conditions.

During the year ended March 31, 2008, net cash provided by operating activities was $34.2 million, as compared to cash used in operating activities of $66.6 million during fiscal year 2007. In fiscal year 2008, the increase in cash provided by operating activities, as compared to fiscal year 2007, was mainly attributable to a decrease in inventories, prepaid expenses and income tax receivable, offset by increases in trade receivables from both related and unrelated customers. In fiscal year 2007, the decrease in cash was mainly attributable to a decrease in accounts payable and an increase in inventory to support the increased sales of the Paris Hilton and GUESS? brands, partially offset by a decrease in trade accounts receivable. In addition, during fiscal year 2007, we paid approximately $16 million toward estimated income taxes, due to the sale of the Perry Ellis fragrance license and other related assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.2 million in fiscal year 2009, as compared to net cash provided by investing activities of $2.1 million in fiscal year 2008, and net cash provided by investing activities of $81.6 million in fiscal year 2007. The current year activity reflects lower purchases of equipment and trademarks, as compared to the prior year, and no restricted cash, while the prior year investing activities primarily resulted from a decrease in restricted cash and the collection of the final balance due from the sale of the Perry Ellis brand. Fiscal year 2007 included the net proceeds from the sales of the Perry Ellis brand, the Sunrise Facility and our investment in affiliate, partially offset by the increased purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.0 million, as compared to $14.9 million in fiscal year 2008 and $15.1 million in fiscal year 2007. The current year activity reflects $1.2 million of cash payments for the repurchase of shares of our common stock and continued repayments of capital leases, while the prior year financing activities was mainly attributable to $16.8 million in repayments of the GMACCC credit facility, offset by an increase of $2.8 million in proceeds from the issuance of common stock and exercise of warrants. Fiscal year 2007 included the repayment of the $12.7 million balance of the mortgage concurrently with the sale of the Sunrise Facility.

Our Ratios and Other Matters

As of March 31, 2009, and 2008, our ratios of the number of days sales in accounts receivable and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2009	2008
Trade accounts receivable:
Unrelated (1)	62	85
Related:
Perfumania	109	110
Total receivables	75	93

Inventories	345	227

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.5 million and $4.5 million in fiscal years 2009 and 2008, respectively.

The decrease in the number of days in trade account receivables from 2008 to 2009 for unrelated customers was mainly attributable to improved collections from our international distributors in fiscal year 2009. Due to restrictions on sales of GUESS? products and delays in receiving GUESS? products, in the prior year, certain international distributors had exceeded their payment terms in fiscal year 2008. During this past holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In addition, the current volatility in the U.S. dollar has affected the purchasing power and cash flow of many of our international customers. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania continues to exceed those of unrelated customers, due mainly to their seasonal cash flow (see Note 2 to the accompanying consolidated financial statements for further discussion of our relationship with Perfumania). However, due to the limited amount of sales to Perfumania during the year ended March 31, 2009, and the reclassification of certain distributors previously classified as related parties in the prior year, the calculated number of days sales in accounts receivable from Perfumania is not indicative of a true aging. The number of days, based upon the actual aging as of March 31, 2009, would be 61 days (131 days at March 31, 2008).

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from their Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely effected. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial accounts payable balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for each quarter. Perfumania is currently performing under the terms of its credit arrangements. No allowance for credit loss has been recorded as of March 31, 2009. Management will continue to closely monitor all developments with respect to its extension of credit to Perfumania.

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

During the current year, the number of days sales in inventory increased to 345 days from 227 days, mainly the result of the current economic conditions, as sales during the last four months did not meet forecasted expectations. We have adjusted our production forecasts in light of the current global economic conditions. At the end of the current year the increase in our inventory balances were due to the new product launches in fiscal year 2009 and in preparation of new products launches scheduled for fiscal year 2010, and the forecasted sales increases for these products. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at March 31, 2009, based on current conditions, is stated at the lower of cost or market.

Share Repurchases

During the fiscal year ended March 31, 2004, we had repurchased, under all phases of our common stock buy-back program, a total of 10,180,855 shares at a cost of $29.2 million. On August 6, 2004, our Board of Directors (the “Board”) approved the repurchase of an additional 1,000,000 shares of our common stock, subject to certain limitations, including approval from our lender, which was subsequently, received, for up to $8.0 million, on August 16, 2004. During the year ended March 31, 2006, we had repurchased, in the open market, 384,102 shares at a cost of $5.3 million, including 217,272 shares at a cost of $3.9 million during the period April 1, 2005, through March 31, 2006. During December 2006, we purchased, in the open market, an additional 422,000 shares at a cost of $2.5 million, effectively completing share repurchases approved under this authorization.

On January 4, 2007, our Board approved the repurchase of an additional 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. Our lender’s approval was never requested. At that time, the August 6, 2004, repurchase plan was effectively terminated with approximately $0.2 million remaining. During the year ended March 31, 2008, we had repurchased, in the open market, 360,420 shares at a cost of $2.1 million, all of which was purchased during January 2007.

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. Our new lender’s approval was received on October 24, 2008. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. As of March 31, 2009, we had repurchased, under all phases of our common stock buy-back program, a total of 11,718,977 shares at a cost of $40.4 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares.

Our Debt

On July 20, 2001, we entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, we were able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20.0 million at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at our option.

On January 10, 2006, the Loan Agreement was amended, increasing the credit line to $30.0 million, with an additional $5.0 million available at our option. The maturity was extended to July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, we exercised our option and increased the line to $35.0 million. On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the credit line to $40.0 million until December 13, 2006, at which time the maximum loan amount reverted back to $35.0 million. As of March 31, 2008, there were no amounts outstanding under the Loan Agreement nor were there amounts on deposit with our bank pending transfer. On July 20, 2008, the Loan Agreement with GMACCC expired.

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

On July 22, 2008, we signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (“Bank”). The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option, of which no amounts were outstanding at March 31, 2009.

Substantially all of our assets collateralize our New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage, and the ratio of funded debt to EBITDA. As of December 31, 2008, we were not in compliance with our debt covenants. On February 5, 2009, we were granted a waiver from the Bank, with respect to our compliance covenants as of December 31, 2008.

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the New Loan Agreement, dated as of July 22, 2008, with the Bank. The Amendment changes certain terms of the New Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting of 4.25%. Prior to December 31, 2009, the borrowing base amount is the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount is the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, are not considered an eligible account. A tangible net worth covenant has been added, requiring us to maintain a tangible net worth of not less than $85 million at all times. We are required to obtain written consent from the Bank prior to repurchasing shares of our common stock, including repurchases which have been previously authorized under our existing stock buy-back program. We are no longer required to pay a non-utilization fee.

Our New Loan Agreement requires us to maintain compliance with various financial covenants. The calculation of our fixed charge coverage ratio is measured on a trailing twelve months basis, at the end of each fiscal quarter. We calculate the ratio as follows: (“A”) the sum of EBITDA, less any non-cash gains, less cash taxes paid, less any dividends and distributions (if any), to (“B”) the sum of the current portion of long-term debt (“CPLTD”) paid during the period plus lease and interest expense. If our rolling twelve months EBITDA (A) to the sum of the debt (B) is less than the minimum coverage ratio we fail the ratio requirements. We are required to maintain a minimum ratio of 1.50 to 1. The calculation of our funded debt to EBITDA ratio is measured at the end of each fiscal quarter, based on our indebtedness to EBITDA. We are required to maintain a ratio of no greater than 2.50 to 1.00 for each fiscal quarter. The Amendment defers the fixed charge coverage ratio and the funded debt to EBITDA requirements until December 31, 2009, and has added the tangible net worth covenant, requiring us to maintain a tangible net worth of not less than $85 million at all times.

Our New Loan Agreement defines EBITDA, a non-GAAP financial measure, as net income before interest, taxes, depreciation, amortization and non-cash expenses related to the issuance of options and warrants. Tangible net worth is the sum of our total assets, less intangible assets, minus our total liabilities. The following tables are the reconciliation of EBITDA to our net income and the calculation of our tangible net worth:

As of the Quarter Ended March 31, 2009
(in thousands)	(Unaudited)
EBITDA:

Net income	$1,491
Interest	16
Taxes	1,253
Depreciation and amortization	622
Non-cash expenses (issuance of options and warrants)	70
EBITDA	$3,452

March 31, 2009
(in thousands)
Tangible Net Worth:

Total assets	$136,704
Intangible assets	1,885
134,819
Total Liabilities	26,200
Tangible Net Worth	$108,619

As of March 31, 2009, we were in compliance with the covenants under our New Loan Agreement, as amended.

Failure to comply with our covenants in our New Loan Agreement and Amendment will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance. Our ability to meet these covenants can be affected by events beyond our control, and therefore, we may be unable to meet our covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under our New Loan Agreement. If we are not able to borrow under our New Loan Agreement, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

We believe that funds from operations and our existing financing will be sufficient to meet our current operating and seasonal needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

If the economy were to significantly decline further, or if one or more of our major customers were to default on payments due to us, our liquidity could be negatively affected and our current credit facility could be affected, as we may not meet our debt covenant requirements, and we would need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2009:

	Payment Due by Period
Type of Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Operating Lease(1) Obligations	$8,842	$2,502	$3,889	$1,246	$1,205
Capital Lease Obligations (2)	539	539	—	—	—
Purchase Obligations(3)	37,453	37,453	—	—	—
Advertising Obligations (4)	133,906	28,988	54,060	45,883	4,975
Employment and Consulting Agreements (5)	1,644	1,438	206	—	—
Other Long-term Obligations (6)	38,790	10,945	15,595	10,838	1,412
	$221,174	$81,865	$73,750	$57,967	$7,592

———————

(1)

Represents the future minimum annual rental commitments net of future minimum annual rental income of $917. See Notes 5 and 8(A) to the accompanying consolidated financial statements for further discussion.

(2)

Represents capital leases on New Jersey facility equipment and leasehold improvements as well as certain computer equipment. See Note 7 to the accompanying consolidated financial statements for further discussion.

(3)

Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.

(4)

Consists of advertising commitments under our licensing agreements. These amounts were calculated based on the guaranteed minimum sales goals, as set forth in the agreements. Unlike guaranteed minimum royalties, advertising and promotional spending are based on a percentage of actual net sales, and are not contractually required if there are no sales. See Note 8(B) to the accompanying consolidated financial statements for further discussion of these amounts.

(5)

Consists of amounts remaining under employment and consulting agreements. See Note 8(D) to the accompanying consolidated financial statements for further discussion.

(6)

Consists of guaranteed minimum royalty requirements under our licensing agreements.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

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

•

The loss of or interruption in our arrangements with our manufacturers, suppliers and customers could have a material adverse affect on our sales, profitability, and operating cash flow.

•

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

•

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and a decrease in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

•

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales and profitability.

•

Perfumania is one of our largest customers and a loss of Perfumania as a customer would have a material adverse effect on our business.

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

•

Consumers have reduced discretionary purchases of our products as a result of the recent general economic downturn, and may further reduce discretionary purchases of our products in event of further economic decline, terrorism threats or other external factors.

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

•

We are involved in litigation from time to time in the ordinary course of business, which, if the outcome of such litigation is adverse to us, could materially adversely affect our business, results of operations, financial condition, and cash flows.

•

Our quarterly results of operations could fluctuate significantly due to retailing peaks related to gift giving seasons and delays in new product launches, which could adversely affect our stock price.

•

Our stock price has been volatile.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we were not at risk to foreign exchange translation exposure, other than with our Canadian distributor, where we assumed such risk only through September 2006. During the fiscal year ended March 31, 2007, we recorded foreign exchange gains of approximately ten thousand dollars relating to sales/collection activity with our Canadian distributor.

We could, however, be subject to changes in political and economic conditions in the countries in which we are represented internationally. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity and Capital Resources”. When borrowing for our operating and investing activities, we are exposed to interest rate risk. As of March 31, 2009, the primary source of funds for future working capital and other needs was operating cash. As of March 31, 2009, we had cash and cash equivalents of $6.1 million.

The line of credit bears interest at a variable rate of LIBOR plus the applicable margin, starting at 4.25%. We believe a hypothetical 10% adverse move in interest rates could increase future annual interest expense by approximately $0.1 million.

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

None.

Item 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

The Company’s independent registered public accounting firm, Rachlin LLP, has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Parlux Fragrances, Inc.

We have audited Parlux Fragrances, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended of the Company and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/s/ RACHLIN LLP

Miami, Florida

May 22, 2009

Item 9B.

OTHER INFORMATION.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth in Item 5 of this Report) will be set forth in our Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which we intend to file no later than 120 days after March 31, 2009, and this information is incorporated herein by reference.

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

Dated: May 22, 2009

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS	Vice President and Chief Financial Officer (Principal	May 22, 2009
Raymond J. Balsys	Financial and Principal Accounting Officer)

/s/ GLENN GOPMAN	Director	May 22, 2009
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	May 22, 2009
Esther Egozi Choukroun

/s/ ANTHONY D’AGOSTINO	Director	May 22, 2009
Anthony D’Agostino

/s/ DAVID STONE	Director	May 22, 2009
David Stone

/s/ ROBERT MITZMAN	Director	May 22, 2009
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

4.1

Loan and Security Agreement, dated as of July 22, 2008, between Parlux Fragrances, Inc. and Parlux Ltd., and Regions Bank (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on July 25, 2008).

4.2

First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents dated March 9, 2009, to the Loan and Security Agreement, as of July 22, 2008, between Parlux Fragrances, Inc. and Parlux Ltd., and Regions Bank (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on March 13, 2009).

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

21.1

Subsidiaries of the Company.*

23.1

Consent of Rachlin LLP, an independent registered public accounting firm.*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Parlux Fragrances, Inc.

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and Subsidiaries (the “Company”) as of March 31, 2009, and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years then ended. Our audits also included the financial statement schedule listed in the accompanying index with respect to each of the two years ended March 31, 2009. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009, and 2008, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein with respect to each of the two years ended March 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2009 expressed an unqualified opinion thereon.

/s/ Rachlin LLP

Miami, Florida

May 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Parlux Fragrances, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2007 of Parlux Fragrances, Inc. and subsidiaries (the “Company”). Our audit also included the 2007 financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company conducts significant transactions with related parties.

Deloitte & Touche LLP

Certified Public Accountants

Fort Lauderdale, Florida

July 10, 2007

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2009	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,088	$21,408
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of $3,476 and $4,487, respectively	15,111	19,301
Trade receivables from related parties	12,423	15,392
Income tax receivable	3,156	2,744
Inventories	66,737	48,068
Prepaid promotional expenses, net	10,013	6,446
Prepaid expenses and other current assets, net	11,098	4,897
Deferred tax assets, net	4,048	4,077
TOTAL CURRENT ASSETS	128,674	122,333

Equipment and leasehold improvements, net	2,735	4,093
Trademarks and licenses, net	1,885	2,770
Deferred tax assets, net	1,448	1,619
Other	1,962	333
TOTAL ASSETS	$136,704	$131,148
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$539	$991
Accounts payable	23,747	11,448
Accrued expenses	1,934	2,601
TOTAL CURRENT LIABILITIES	26,220	15,040
Borrowings, less current portion	—	543
TOTAL LIABILITIES	26,220	15,583
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2009, and 2008	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,993,789 and 29,977,289 shares issued at March 31, 2009, and 2008, respectively	300	300
Additional paid-in capital	101,869	101,575
Retained earnings	43,588	47,927
	145,767	149,802
Less 9,668,977 and 9,397,377 shares of common stock in treasury, at cost, at March 31, 2009, and 2008, respectively	(35,273)	(34,237)
TOTAL STOCKHOLDERS' EQUITY	110,484	115,565
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,704	$131,148

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007
Net sales:
Unrelated customers, including licensing fees of $75 in 2009 and 2008, and $96 in 2007	$109,685	$94,543	$82,527
Related parties	41,470	59,153	51,838
	151,155	153,696	134,365
Cost of goods sold:
Unrelated customers	51,294	48,119	48,620
Related parties	19,261	29,111	27,367
	70,555	77,230	75,987
Operating expenses:
Advertising and promotional	45,442	29,559	38,250
Selling and distribution	15,891	11,994	13,024
Royalties	13,009	12,310	10,079
General and administrative, including share-based compensation expense of $348 in 2009, $244 in 2008, and $18,947 in 2007	10,555	11,175	36,772
Depreciation and amortization, including an impairment charges of $385 in 2008, and $1,130 in 2007	2,506	2,828	3,489
Total operating expenses	87,403	67,866	101,614
Gain on sale of property held for sale	—	—	494
Operating (loss) income	(6,803)	8,600	(42,742)

Other income	—	498	—
Interest income	314	106	88
Interest expense and bank charges	(81)	(1,107)	(2,333)
Gain on sale of investment in affiliate	—	—	1,775
Foreign exchange (loss) gain	(1)	(4)	10
(Loss) income from continuing operations before income taxes	(6,571)	8,093	(43,202)
Income tax (benefit) provision	(2,287)	3,082	(15,338)
(Loss) income from continuing operations	(4,284)	5,011	(27,864)
Discontinued operations:
Income from operations of Perry Ellis fragrance brand	—	41	47,669
Income tax provision related to Perry Ellis brand	—	16	16,923
Income from discontinued operations	—	25	30,746
Net (loss) income	$(4,284)	$5,036	$2,882
(Loss) income per common share:
Basic:
Continuing operations	$(0.21)	$0.26	$(1.53)
Discontinued operations	0.00	0.00	1.69
Total	$(0.21)	$0.26	$0.16

Diluted:
Continuing operations	$(0.21)	$0.24	$(1.53)
Discontinued operations	0.00	0.00	1.69
Total	$(0.21)	$0.24	$0.16

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Number of Shares	Par Value				Number of Shares	Cost
BALANCE at March 31, 2006	28,471,289	$285	$80,879	$42,737	$4,342	10,564,957	$(34,529)	$93,714
Comprehensive loss:
Net income	—	—	—	2,882	—	—	—	2,882
Reversal of unrealized holding gain due to sale of investment in affiliate, net of taxes of $909	—	—	—	—	(4,342)	—	—	(4,342)
Total comprehensive loss	—	—	—	—	—	—	—	(1,460)
Issuance of common stock upon exercise of warrants	946,000	9	906	—	—	—	—	915
Share-based compensation as a result of modification of warrants in connection with stock split	—	—	16,202	—	—	—	—	16,202
Share-based compensation from issuance of warrants			2,745					2,745
Tax benefit from exercise of warrants	—	—	1,286	—	—	—	—	1,286
Purchase of treasury stock, at cost	—	—	—	—	—	782,420	(4,648)	(4,648)
BALANCE at March 31, 2007	29,417,289	294	102,018	45,619	—	11,347,377	(39,177)	108,754
Net income	—	—	—	5,036	—	—	—	5,036
Excess tax deficiency	—	—	(1,277)	—	—	—	—	(1,277)
Issuance of common stock upon exercise of warrants	560,000	6	590	—	—	—	—	596
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(2,728)	—	(1,950,000)	4,940	2,212
Share-based compensation from option grants	—	—	244	—	—	—	—	244
BALANCE at March 31, 2008	29,977,289	300	101,575	47,927	—	9,397,377	(34,237)	115,565

Net (loss)	—	—	—	(4,284)	—	—	—	(4,284)
Excess tax deficiency	—	—	(114)	—	—	—	—	(114)
Issuance of common stock upon exercise of stock options and warrants	16,500	—	60	—	—	—	—	60
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(55)	—	(100,000)	177	122
Share-based compensation from option grants	—	—	348	—	—	—	—	348
Purchase of treasury stock, at cost	—	—	—	—	—	371,600	(1,213)	(1,213)
BALANCE at March 31, 2009	29,993,789	$300	$101,869	$43,588	$—	9,668,977	$(35,273)	$110,484

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(4,284)	$5,036	$2,882
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation expense	348	244	18,947
Gain on sale of property held for sale	—	—	(494)
Gain on sale of Perry Ellis fragrance brand	—	—	(34,303)
Gain on sale of investment in affiliate	—	—	(1,775)
Depreciation and amortization	2,480	2,828	3,489
Provision for doubtful accounts	836	1,475	1,224
Write-downs of inventories	183	900	2,814
Write-downs of prepaid promotional supplies	511	240	770
Deferred income tax provision (benefit)	86	2,781	(7,698)
Tax benefit from exercise of warrants and employee stock options	—	—	1,286
Changes in operating assets and liabilities net of effect in fiscal year 2007 of the sale of Perry Ellis fragrance brand:
Decrease (increase) in trade receivables – customers	3,354	(9,268)	8,761
Decrease (increase) in trade receivables - related parties	2,969	(1,359)	1,502
(Increase) decrease in income tax receivable	(413)	6,077	(10,107)
(Increase) decrease in inventories	(18,852)	7,215	(8,636)
(Increase) decrease in prepaid promotional expenses	(4,078)	2,109	(2,051)
(Increase) decrease in prepaid expenses and other current assets	(6,200)	1,314	(1,921)
Decrease (increase) in inventories, non-current	—	17,392	(17,392)
(Increase) decrease in other non-current assets	(1,629)	85	(84)
Increase (decrease) in accounts payable	12,299	(3,048)	(22,089)
(Decrease) increase in accrued expenses	(667)	189	(1,703)
Total adjustments	(8,773)	29,174	(69,460)
Net cash (used in) provided by operating activities	(13,057)	34,210	(66,578)
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand	—	2,296	60,240
Redemption of certificate of deposit	—	—	1,026
Net decrease in restricted cash	—	1,274	6,693
Purchases of equipment and leasehold improvements, net	(143)	(1,217)	(4,026)
Purchases of trademarks	(94)	(276)	(249)
Net proceeds from the sale of property held for sale	—	—	14,513
Net proceeds from the sale of investment in affiliate	—	—	3,423
Net cash (used in) provided by investing activities	(237)	2,077	81,620
Cash flows from financing activities:
Repayments - line of credit with GMACCC, net	—	(16,775)	(2,306)
Proceeds - capital leases	—	—	2,761
Repayment - mortgage payable on property held for sale	—	—	(12,661)
Repayments of capital leases	(995)	(926)	(425)
Tax benefit from exercise of warrants	—	—	1,286
Purchases of treasury shares	(1,213)	—	(4,648)
Proceeds from issuance of common stock from treasury shares	122	2,212	—
Proceeds from issuance of common stock, net	60	596	915
Net cash used in financing activities	(2,026)	(14,893)	(15,078)
Net (decrease) increase in cash and cash equivalents	(15,320)	21,394	(36)
Cash and cash equivalents, beginning of year	21,408	14	50
Cash and cash equivalents, end of year	$6,088	$21,408	$14

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is engaged in the creation, design, manufacture, and distribution and sale of prestige fragrances and beauty related products, on a worldwide basis. See Note 8(B) to the consolidated financial statements for further discussion of signed license agreements to manufacture and distribute watches, cosmetics and handbags, purses and other small leather goods, and sunglasses.

B.

Principles of consolidation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux S.A., a French company, and Parlux, Ltd. (jointly referred to as “Parlux”, “Company”, “us”, and “we”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are presented in thousands, except for per share data. The previous amounts reported have been changed to conform to the current year’s presentation for consistency and comparability between the years.

C.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, allowance for doubtful accounts, sales returns and advertising allowances, inventory obsolescence, periods of depreciation and amortization for trademarks, licenses, and equipment, and the carrying value of intangibles. Actual results could differ from those estimates.

D.

Revenue recognition

Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale. Accounts receivable are recorded concurrently with revenue. The Company continuously monitors the collectability of the receivables by analyzing the aging, assessing its customer’s credit worthiness, and evaluating the impact of changes in economic conditions.

On occasion, the Company will consign certain limited edition watches to customers. Revenue for such activity is recognized and billed when the customer sells such products.

Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

E.

Prepaid promotional expenses, net

Prepaid promotional expenses, net consists of collateral inventory items such as testers, samples, gifts with purchases, and other advertising materials to support the sales of our products. The collateral inventory is stated at the lower of cost (using the first-in, first-out method) or market.  During the years ended March 31, 2009, 2008, and 2007, the carrying value of collateral items inventory was reduced by $511, $240 and $770, respectively, as excess collateral items for older brands were marked down to the lower of cost or market. These adjustments are included in advertising and promotional expense in the accompanying consolidated statements of operations.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

F.

Checks issued in excess of bank balances

As of March 31, 2009, accounts payable did not include checks issued in excess of bank balances. As of March 31, 2008, accounts payable included checks issued in excess of bank balances of $672.

G.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,295 and $4,170 at March 31, 2009, and 2008, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

Cost of goods sold includes the cost of inventories discussed above, as well as gift-with-purchase products.

H.

Investment in Affiliate

Until September 2006, the Company had an investment in affiliate which consisted of an investment in common stock of E Com Ventures, Inc. (“ECMV”), currently known as Perfumania Holdings, Inc., the parent company of Perfumania, Inc. (“Perfumania”), an affiliated company (see Note 2 to the consolidated financial statements). Such securities were considered available-for-sale and recorded at fair value. Changes in unrealized gains and losses of the Company’s investment were charged or credited as a component of accumulated other comprehensive income (loss), net of tax, and were included in the accompanying statements of changes in stockholders’ equity. A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary is charged to earnings. The Company sold all of its shares in ECMV during the year ended March 31, 2007. See Note 9 to the consolidated financial statements for further discussion.

I.

Equipment and leasehold improvements

Equipment and leasehold improvements are carried at cost. Equipment is depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of the estimated useful life or the lease period. Repairs and maintenance charges are expensed as incurred, while betterments and major renewals are capitalized. The cost of assets and related accumulated depreciation are removed from the accounts when such assets are disposed of, and any related gains or losses are reflected in current earnings.

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

K.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $980, $1,418 (including an impairment charge of $385), and $2,500 (including an impairment charge of $1,130), for the years ended March 31, 2009, 2008, and 2007, respectively ($3 of amortization expense related to Perry Ellis are included as discontinued operations for the year ended March 31, 2007).

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be effected by changes in industry or market conditions.

L.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. On an annual basis, long-lived assets are reviewed for impairment under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. Management recorded an impairment charge of $385 and $1,130 during the years ended March 31, 2008, and 2007, respectively, in connection with the XOXO license and does not believe that there are any unrecorded impairment losses as of March 31, 2009. See Note 6 to the consolidated financial statements for further discussion.

M.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control amounted to approximately $10,744, $10,621, and $9,920 have been included in advertising and promotional expenses for the years ended March 31, 2009, 2008, and 2007, respectively ($1,410 of cooperative advertising expense are related to Perry Ellis and are included in discontinued operations for the year ended March 31, 2007).

N.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $4,881, $4,686, and $6,172 for the years ended March 31, 2009, 2008, and 2007, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with GAAP.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

O.

General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas. Additionally, this caption includes $348, $244, and $18,947 for the years ended March 31, 2009, 2008, and 2007, respectively, of share-based compensation expense.

P.

Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to shipping and handling in cost of goods sold.

Q.

Product development costs

Product development costs, which amounted to approximately $754, $508, and $1,225 for the years ended March 31, 2009, 2008, and 2007, respectively, are expensed as incurred.

R.

Income taxes

The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. The Company classifies interest and penalties associated with income tax obligations in general and administrative expenses, which was not significant for the years ended March 31, 2009, 2008, and 2007.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or recoverable for the period and the change during the period in deferred tax assets and liabilities less amounts recorded directly to shareholders’ equity.

On April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

positions and, accordingly, the Company was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of the date of adoption and the two years ended March 31, 2009, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however; the outcome of tax matters is uncertain and unforeseen results can occur.

S.

Foreign currency translation and transactions

The Company’s functional currency for its French foreign subsidiary is the local currency (Euro). Other income and expense includes foreign currency gains and losses on transactions denominated in foreign currencies, which are recognized as incurred.

T.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

U.

Basic and diluted earnings (loss) per share

Basic earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive potential common stock equivalents outstanding during the year.

V.

Share-based compensation

Effective April 1, 2006, the beginning of the Company's first quarter of fiscal 2007, the Company became subject to the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), and implemented the standard, using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options and warrants which are granted, modified or vested subsequent to April 1, 2006. As of March 31, 2006, all options and warrants were fully vested, and as such, the result of adopting SFAS 123R on April 1, 2006, did not have an effect on the Company’s results of operations or financial position. The compensation expense recognized included the estimated expense for stock options granted on and subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Concurrent with the stock split (“Stock Split”) in fiscal year 2007, the Company modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, the Company was required to record share-based compensation expense in the amount of $16,202, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge has been included in operating expenses for the year ended March 31, 2007. The Company also recorded a tax benefit of $5,286 as a result of the charge, which reduced income tax expense for the period. See Note 9 to the consolidated financial statements for further discussion of this tax benefit.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

W.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	2009	2008	2007
Cash received for:
Income taxes	$2,002	$6,000	$—
Cash paid for:
Interest	$81	$1,107	$2,232
Income taxes	$43	$243	$19,301

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2007:

•

The consideration received from the sale of the Perry Ellis fragrance brand and assets related thereto, includes an account receivable of $2,296 pending final inventory valuation. This amount was received during fiscal 2008 and included in investing activities in fiscal 2008.

•

Change in unrealized holding gain of $4,342 on the investment in affiliate, net of deferred taxes.

•

The Company acquired certain computer equipment in the amount of $124 through a capital lease arrangement.

X.

Accumulated Other Comprehensive Income

The balance in accumulated other comprehensive income (loss) was as follows:

	Unrealized Gain (Loss) On Investment in Affiliate	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2006	$4,342	$4,342
Current period change	(4,342)	(4,342)
Balance at March 31, 2007	$—	$—

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Y.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one operating segment as a manufacturer and distributor of one product line consisting of prestige fragrances and beauty related products. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which are under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the year ended March 31, 2009, totaled $1,705 and $59 ($3,583 and $310 in 2008), respectively. Included in inventories at March 31, 2009, is approximately $637 and $100 relating to watches and handbags ($2,416 and $378 in 2008), respectively. The Company anticipates preparing full segment disclosure for these activities if these operations become more significant. See Note 13 to the consolidated financial statements for discussion of international sales.

Z.

Stock Split

On May 17, 2006, the Company announced a two-for-one stock split of common stock in the form of a dividend, for shareholders of record on May 31, 2006. The Stock Split was effected on June 16, 2006, and did not include shares held in treasury. The par value of the common stock remains at $0.01 per share. All references to share and per share amounts in the accompanying consolidated financial statements and the notes thereto reflect the Stock Split. Previously awarded stock options and warrants have also been adjusted to reflect the Stock Split.

2.

RELATED PARTY TRANSACTIONS

Related party transactions include the following balances:

	March 31, 2009	March 31, 2008

Accounts receivable from related parties:
Perfumania	$12,423	$15,392
Other related parties	—	—
	$12,423	$15,392

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

2.

RELATED PARTY TRANSACTIONS (Continued)

	Year Ended March 31,
	2009	2008	2007
Sales to Perfumania:
Continuing operations	$41,470	$51,148	$11,720
Discontinued operations	—	—	5,513
	$41,470	$51,148	$17,233

	Year Ended March 31,
	2009	2008	2007
Sales to other related parties:
Continuing operations	$—	$8,005	$40,118
Discontinued operations	—	—	15,027
	$—	$8,005	$55,145

	Year Ended March 31,
	2009	2008	2007
Sales to all related parties:
Continuing operations	$41,470	$59,153	$51,838
Discontinued operations	—	—	20,540
	$41,470	$59,153	$72,378

Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E Com Ventures, Inc., is a company in which the Company’s former Chairman and Chief Executive Officer had an ownership interest and held identical management positions until February 2004. It is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 360 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company at that time (10.1% at March 31, 2009), and accordingly, transactions with Perfumania continues to be presented as related party transactions (see Note 15 to the consolidated financial statements for further discussion).

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years, management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $12,423 and $15,392 at March 31, 2009, and 2008, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board (see Note 13 to the consolidated financial statements for further discussion of this concentration of credit risk).

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

2.

RELATED PARTY TRANSACTIONS (Continued)

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with certain debt covenants under its Senior Credit Facility triggering an event of default. Perfumania reported that it has requested a waiver from its Senior Creditor, but there are no guarantees that the waiver will be received. If Perfumania is unable to obtain a waiver or to refinance its credit facility, its operations and financial condition would be materially adversely effected. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania, the Company had net sales from continuing operations of $0, $8,005, and $40,118 during the years ended March 31, 2009, 2008, and 2007, respectively, (total sales during the years ended March 31, 2008, and 2007, included Perry Ellis branded products of $8,005, and $55,145, respectively), to fragrance distributors owned/operated by individuals related to the Company’s former Chairman/CEO. Prior to July 1, 2007, sales to parties related to the Company’s former Chairman and CEO were treated as related party sales. During the year ended March 31, 2008, the former Chairman and CEO’s beneficial ownership interest in the Company declined to less than 5% (0% at March 31, 2009). Accordingly, effective July 1, 2007, transactions with parties related to the former Chairman and CEO are no longer considered to be related party transactions.

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2009	2008
Finished products:
Fragrances	$41,464	$28,626
Watches	633	2,391
Handbags	100	378
Components and packaging material:
Fragrances	20,519	14,889
Watches	4	25
Raw material	4,017	1,759
	$66,737	$48,068

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed its forecasted expectations. The Company believes that the gross margins on its products outweigh the potential for out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of its inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

3.

INVENTORIES (Continued)

The Company classifies its inventory into three major categories: finished goods, raw materials, and components and packaging materials. Finished goods include items that are ready for sale to our customers, or essentially complete and ready for use in value sets or other special offers. Raw materials consists of fragrance oils or bulk. Components and packaging materials (such as bottles, caps, boxes, etc.) are the individual elements used to manufacture our finished goods. The levels of inventory maintained by the Company vary depending on the age of a brand, its commercial success and market distribution. The Company normally carries higher levels of new products and older products for which demand remains high. Older, slower moving products are periodically reviewed, and inventory levels adjusted, based upon expected future sales. If inventory levels exceed projected demand, our management determines whether a product requires a markdown in order to sell the inventory at discounted prices. Management also reviews whether there are any excess components which should be marked down or scrapped due to decreased product demand.

Inventories and write-downs, by major categories, as of March 31, 2009, and 2008, are as follows:

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$44,099	$21,464	$4,182	$69,745
Less write-downs	1,902	941	165	3,008
Net inventories	$42,197	$20,523	$4,017	$66,737

	March 31, 2008
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$34,357	$16,334	$1,913	$52,604
Less write-downs	2,962	1,420	154	4,536
Net inventories	$31,395	$14,914	$1,759	$48,068

The Company performs a review of its inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently. The write-down of inventory results from the application of an analytical approach that incorporates a comparison of its sales expectations to the amount of inventory on hand. Other qualitative reasons for marking down selected inventory may include, but is not limited to, product expiration, licensor restrictions, damages, and general economic conditions. As of March 31, 2009, and 2008, management determined that approximately $3,938 and $2,962, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was marked down by $1,902 and $2,962 million in fiscal year 2009 and 2008, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2009, and 2008, approximately $12,857 and $5,219, respectively, were identified as problematic and the inventory was marked down by $941 and $1,420, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of March 31, 2009, and 2008, approximately $324 and $154 were identified as problematic and the inventory was marked down by $165 and $154, respectively.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

3.

INVENTORIES (Continued)

During the years ended March 31, 2009, 2008, and 2007, the carrying value of certain inventory was reduced by $183, $900, and $2,814, respectively, which was recorded in cost of goods sold for those periods.

As is more fully described in Note 8(B) to the consolidated financial statements, in fiscal year 2007, one of the Company’s licensors, GUESS?, Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels. The Company entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances. If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that GUESS? could pursue would include the termination or modification of the license agreement.

As of March 31, 2009, our inventories of GUESS? products totaled approximately $27,700 ($22,800 at March 31, 2008). As the Company does not anticipate renewing this contract, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation. The Company continues to discuss the transition of any remaining inventory with GUESS? and has implemented a plan to reduce the inventory levels of the GUESS? products. Under the terms of the license agreement, the Company would have ninety days after the termination of the license to sell off any remaining inventory. At the end of that period, GUESS? has the option of purchasing the remaining inventory, or the inventory must be destroyed. While the Company believes that its inventory position in GUESS? products is stated at its lower of cost or market, if at the end of the contract period, inventory levels are significant, and GUESS? elects not to purchase the entire remaining inventory, the Company could have a material inventory write-off.

As of March 31, 2009, all of our inventory products are classified as current assets, as the Company believes that substantially all of such inventories will be used, in the ordinary course of business, during the next twelve months.

4.

PREPAID PROMOTIONAL, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid promotional, prepaid expenses and other current assets are as follows:

	March 31,
	2009	2008

Prepaid promotional expenses, net	$10,013	$6,446

Prepaid advertising	$1,641	$1,844
Prepaid royalties	5,357	1,989
Prepaid development	2,195	397
Other	1,905	667
Prepaid expenses and other current assets	11,098	4,897
	$21,111	$11,343

During the year ended March 31, 2009, the Company entered into agreements with two media companies to exchange inventory for future advertising credits on print, broadcasting, internet, and other media formats.  The advertising credits are redeemable over three and four year periods, and were recorded based on the net cost of the inventory exchanged. The prepaid advertising credits for the year ended March 31, 2009, are as follows:

Amount

Prepaid advertising credits - current	$603
Prepaid advertising credits - noncurrent	1,690
$2,293

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful Lives (in Years)
	2009	2008

Molds and equipment	$5,912	$5,951	3-7
Furniture and fixtures	1,414	1,280	3-5
Leasehold improvements	1,352	1,324	5-7
Construction in process	20	—	—
	8,698	8,555
Less: accumulated depreciation and amortization	(5,963)	(4,462)
	$2,735	$4,093

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2009, 2008, and 2007, was $1,526, $1,410, and $1,010, respectively. Amounts subject to capital leases at March 31, 2009, and 2008, included in equipment and leasehold improvements above, totaled $1,369 and $1,962, respectively, net of accumulated depreciation and amortization of $1,516 and $923, respectively.

On July 22, 2005, the Company finalized an agreement with SGII, Ltd. (an unrelated Florida limited partnership), to purchase certain real property in Sunrise, Florida for approximately $14,000. The property, which was intended to be used as the Company’s corporate headquarters and main distribution center, included approximately 15 acres of land and a 150,000 square foot distribution center, with existing office space of 15,000 square feet. On December 29, 2005, the Company closed on the Sunrise Facility, financing $12,750 of the purchase price under a fifteen year conventional mortgage with GE Commercial Finance Business Property Corporation.

On May 15, 2006, the Company entered into an agreement to sell the Sunrise Facility for $15,000 receiving a non-refundable deposit of $250 from the buyer. The sale was completed on June 21, 2006, and the mortgage was repaid. The Company recorded a gain of $494 from the sale, which is included in the accompanying consolidated statement of operations for the year ended March 31, 2007.

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

The Company currently maintains a lease for its former corporate headquarters and distribution center in Ft. Lauderdale, Florida and during May 2006, entered into a new five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $900, increasing approximately 3% per annum.  On January 29, 2009, the Company entered into a sublease agreement to sublease 40,000 square feet of the 99,000 square feet of space in the facility at the approximate per square foot cost under the Company’s lease. The sublease commences on April 1, 2009, and terminates on September 30, 2011.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2009	2008

XOXO	$4,285	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	839	744	5
Other	217	217	5-25
	8,161	8,066
Less – accumulated amortization	(6,276)	(5,296)
	$1,885	$2,770

Future amortization of licenses and trademarks is as follows:

For the Year Ending March 31,	Amount

2010	$832
2011	413
2012	273
2013	273
2014	94
$1,885

During the years ended March 31, 2008, and 2007, the Company recorded impairment charges of $385 and $1,130, respectively.  During the year ended March 31, 2009, given the current economic environment, the Company performed a review of its trademark and license intangible assets on quarterly basis. As a result, the Company determined that there were no impairment charges during the year ended March 31, 2009. An analysis of the XOXO intangible assets as of March 31, 2009, is as follows:

Initial fair value	$5,800
Impairment charge recorded March 31, 2007	(1,130)
Impairment charge recorded September 30, 2007	(185)
Impairment charge recorded December 31, 2007	(200)
4,285
Less: accumulated amortization	(3,586)
Net carrying value	$699

See Note 8(B) and 8(C) to the consolidated financial statements, respectively, for further discussion of the XOXO and FHBH brands.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

7.

BORROWINGS

The composition of borrowings is as follows:

	March 31, 2009	March 31, 2008
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257, including imputed interest at 7.33%, through July 2009.	$503	$1,456

Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $4, including imputed interest at 3.94%, through December 2009.	36	78
	539	1,534
Less: long-term portion	—	543

Borrowings, current portion	$539	$991

Bank Financing

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the Loan Agreement was extended through July 20, 2006. Under the Loan Agreement, the Company was able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at the Company’s option.

On January 10, 2006, the Loan Agreement was amended, increasing the loan amount to $30,000 with an additional $5,000 available at the Company’s option. In addition, the maturity was extended through July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, the Company exercised its option and increased the line of credit to $35,000. On September 13, 2006, the Loan Agreement was further amended, temporarily increasing the loan amount to $40,000 until December 13, 2006, at which time the maximum loan amount reverted back to $35,000. At March 31, 2008, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000, of which none was utilized. As of March 31, 2008, there were no amounts outstanding under the Loan Agreement nor were there amounts on deposit with our bank pending transfer. On July 20, 2008, the Company’s Loan Agreement with GMACCC expired.

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

On July 22, 2008, the Company signed a new Loan and Security Agreement (the “New Loan Agreement”) with Regions Bank (the “Bank”). The New Loan Agreement provides up to $20,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at the Company’s option, of which no amounts were outstanding at March 31, 2009.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

7.

BORROWINGS (Continued)

Substantially all of the Company’s assets collateralize the New Loan Agreement. The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The New Loan Agreement also contains certain financial covenants relating to fixed charge coverage, and the ratio of funded debt to EBITDA. As of December 31, 2008, the Company was not in compliance with its debt covenants. On February 5, 2009, the Company was granted a waiver from the Bank, with respect to its compliance covenants as of December 31, 2008.

On March 9, 2009, the Company entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the New Loan Agreement, dated as of July 22, 2008, with the Bank. The Amendment changes certain terms of the New Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting of 4.25%. Prior to December 31, 2009, the borrowing base amount is the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount is the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, are not considered an eligible account. A tangible net worth covenant has been added, requiring the Company to maintain a tangible net worth of not less than $85,000 at all times. The Company is required to obtain written consent from the Bank prior to repurchasing shares of our common stock, including repurchases which have been previously authorized under our existing stock buy-back program. The Company is no longer required to pay a non-utilization fee.

As of March 31, 2009, the Company was in compliance with the covenants under the New Loan Agreement, as amended.

Capital Lease Financing

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,761 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. In accordance with the terms of the agreement, the advances bore interest at a rate of 1% per month until all payments were made, at which time the arrangement converted to a thirty-six month lease, which has been classified as a capital lease. The Company has an option to purchase the equipment and leasehold improvements at the end of the lease term for one dollar.

On December 15, 2006, the Company entered into a lease agreement with International Business Machines (“IBM”) covering approximately $124 of computer equipment which has been classified as a capital lease. The Company has an option to purchase the computer equipment at the end of the lease term for one dollar.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

7.

BORROWINGS (Continued)

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

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases office and warehouse space, as well as certain equipment under non-cancellable operating leases expiring on various dates through 2016. Total rent expense charged to operations for the years ended March 31, 2009, 2008, and 2007 was approximately $2,786, $2,226, and $2,268, respectively.

At March 31, 2009, the future minimum annual rental commitments under non-cancellable operating leases are as follows:

For the Year Ending March 31,	Amount

2010	$2,502
2011	2,537
2012	1,352
2013	615
2014	631
Thereafter	1,205
Total	$8,842

The future minimum annual rental commitments are net of future minimum annual rental income of $362 in fiscal year 2010, $369 in fiscal year 2011, and $186 in fiscal year 2012.

B.

License and Distribution Agreements:

During the year ended March 31, 2009, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Marc Ecko, Paris Hilton, GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Ocean Pacific, Andy Roddick, babyGund, and XOXO. During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its Licensor (see Note 14 to the consolidated financial statements for further discussion). On June 30, 2008, the Company’s license with Maria Sharapova expired and the Company elected not to renew.

Ocean Pacific

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

8.

COMMITMENTS AND CONTINGENCIES (Continued)

XOXO

On December 1, 2003, Victory International (USA), LLC (“Victory”) had entered into a license agreement with Global Brand Holdings, LLC (the “Fragrance License”) to manufacture and distribute XOXO branded fragrances. The first XOXO fragrances were introduced by Victory during December 2004.

On January 7, 2005, the Company entered into a purchase and sale agreement, effective January 6, 2005, (the “Purchase Agreement”) with Victory, whereby it acquired the exclusive worldwide licensing rights, along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. Under the Purchase Agreement, Victory assigned its rights, and the Company assumed the obligations, under the Fragrance License. As consideration, Victory was paid approximately $7,460, of which $2,550 was in the form of a 60-day promissory note payable in two equal installments on February 6, and March 6, 2005. The payments were made as scheduled.

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and have extended the Fragrance License for an additional three years through June 30, 2010.

Paris Hilton

Effective June 1, 2004, the Company entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During fiscal year 2009, we renewed, at the Company’s option, the license agreement for an additional five-year period through June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010, and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006.

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

8.

COMMITMENTS AND CONTINGENCIES (Continued)

Maria Sharapova

Effective September 15, 2004, the Company entered into an exclusive worldwide license agreement with Ms. Maria Sharapova, to develop, manufacture and distribute prestige fragrances and related products under her name. The first fragrance under this agreement was launched in September 2005. The initial term of the agreement expired on June 30, 2008, and was not renewed, at the mutual agreement of both parties. The Company has determined it was not in its best interest to renew the agreement and accordingly, have sold the inventory relating to the brand in December 2008.

Andy Roddick

Effective December 8, 2004, the Company entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on March 31, 2010, and is renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008.

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met.

Jessica Simpson

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

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the fall of 2009, and has resumed the manufacturing of certain previously developed Nicole Miller fragrances.

Josie Natori

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

8.

COMMITMENTS AND CONTINGENCIES (Continued)

Queen Latifah

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the summer of 2009.

Marc Ecko

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the fall of 2009.

Minimum Royalty Payments

Under all of these license agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is in compliance with all material obligations under the above agreements.

GUESS?

In December 2006, the Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500, payable in nine equal monthly installments of $56, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company suspended shipments to international distributors. GUESS? has subsequently approved certain international distributors and the Company continues shipments to these approved distributors. This license is scheduled to expire on December 31, 2009. The Company anticipates that this license will not be renewed beyond its current expiration date.

Continuing Obligations for Advertising and Royalty

The Company expects to incur continuing obligations for advertising and royalty expense under all of these license agreements. As of March 31, 2009, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows:

	Fiscal Year Ending March 31,
	2010	2011	2012	2013	2014	Thereafter
Advertising	$28,988	$25,825	$28,235	$27,538	$18,345	$4,975
Royalties	$10,945	$8,635	$6,960	$6,295	$4,543	$1,412

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

8.

COMMITMENTS AND CONTINGENCIES (Continued)

C.

Trademarks:

Through various acquisitions since 1991, the Company acquired worldwide trademarks and distribution rights including those for LIMOUSINE. In addition during 1994, Fred Hayman Beverly Hills, Inc. (“FHBH”) granted the Company an exclusive 55-year royalty free license. Accordingly, there are no licensing agreements requiring the payment of royalties by the Company on these trademarks and the Company has the rights to license all of these trademarks, other than FHBH, for all classes of merchandise.

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50 (the “Sublicense”). The initial term of the Sublicense expired on December 31, 2008, and is automatically renewable every five years at the sublicensee’s option. The Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75 and royalty percentage on sales of new FHBH products increased to 3% of net sales.

D.

Employment and Consulting Agreements:

As of March 31, 2009, the Company had contracts with certain officers, employees and consultants which expire from March 2010 through July 2010. Minimum commitments under these contracts total approximately $1,644 ($1,438, and $206 for the fiscal years ended March 31, 2010, and 2011, respectively).

During the year ended March 31, 2008, warrants to purchase 240,000 shares of common stock at a price of $4.60 were granted to certain officers in connection with their June 2007 employment agreements. In addition, warrants to purchase 1,520,000 shares of common stock at a price of $0.93 (the “2002 Warrants”) (adjusted for the Stock Split) were granted to certain officers and consultants during 2002 in connection with their previous contracts. The 2002 Warrants were exercisable for a ten-year period from the date of grant, vested over the three-year term of the applicable contract starting on March 31, 2004, and doubled in the event of a change in control. As of March 31, 2006, all of the 2002 Warrants were fully vested. During the years ended March 31, 2008, and 2007, all of the 2002 Warrants were exercised (760,000 in each year). See Note 10 to the consolidated financial statements for further discussion of all options and warrants. All of the previously described warrants were granted at or in excess of the market value of the underlying shares at the date of grant.

E.

Purchase Commitments:

As of March 31, 2009, the Company is contingently liable in the amount of approximately $37,453 for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

F.

Litigation:

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations. See Note 12 to the consolidated financial statements for further discussion.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

9.

INCOME TAXES

The components of the (benefit) provision for income taxes for each of the years ended March 31 are as follows:

	Year Ended March 31,
	2009	2008	2007
Current taxes:
U.S. federal	$(2,407)	$237	$8,098
U.S. state and local	34	80	1,185
	(2,373)	317	9,283
Deferred taxes:
U.S. federal	308	—	—
U.S. state	(222)	2,781	(7,698)
Income tax (benefit) provision	$(2,287)	$3,098	$1,585

Income tax (benefit) provision has been allocated as follows:

	Year Ended March 31,
	2009	2008	2007

Continuing operations	$(2,287)	$3,082	$(15,338)
Discontinued operations	—	16	16,923
	$(2,287)	$3,098	$1,585

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Basis difference on sale of investment in affiliate	—	—	(22.4)%
Share-based compensation deduction limitations	—	—	19.5%
Other, including state taxes and extra territorial exclusion	(0.2)%	3.1%	3.4%
	34.8%	38.1%	35.5%

The tax provision for the year ended March 31, 2009, reflects the carryback of approximately $7,409 in U.S. federal tax operating losses generated during the current year to offset taxes paid during the year ended March 31, 2007, in the amount of approximately $2,593, which is included in income tax receivable in the accompanying consolidated balance sheet for the year ended March 31, 2009.

The tax provision for the year ended March 31, 2007, reflects an estimated effective rate of 35.5%. The lower rate in that year results from the following:

1.

Difference in basis of the ECMV shares sold during 2007 as such sale resulted in a capital loss of $1,084 for income tax purposes, for which the Company was able to offset with capital gains, as well as a portion of the gain in connection with the sale of the Perry Ellis fragrance brand (see Notes 2 and 15 to the consolidated financial statements, respectively, for further discussion). As discussed in Note 2 to the consolidated financial statements, the Company had previously recorded a non-cash charge during fiscal 2002, for which a tax benefit has not previously been recorded reducing the basis of the shares for financial statement purposes. As a result of the sale of the shares during 2007, the benefit is being recorded in the 2007 year.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

9.

INCOME TAXES

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

Deferred income taxes as of March 31, 2009, and 2008, are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities under SFAS No. 109. The tax effects of temporary differences are as follows:

	2009	2008
Deferred Tax Assets:
Current:
Allowance for doubtful accounts, sales returns and allowances	$1,101	$1,082
Inventory write-downs	1,714	2,133
Shared-based compensation	240	—
Net operating loss carry forwards	645	609
Other, net	348	253
	$4,048	$4,077
Long-term, net:
Depreciation on intangibles	$1,166	$1,040
Share-based compensation	461	763
Other	91	209
Depreciation and amortization on equipment and leasehold improvements	(270)	(393)
	$1,448	$1,619

As of March 31, 2009, the Company had net operating losses for federal income tax purposes of approximately $1,200, which will begin to expire in March 2027.

10.

STOCK OPTION AND OTHER PLANS

2007 Plan

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

10.

STOCK OPTION AND OTHER PLANS

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, to acquire common stock during a five-year period at $4.60 per share, the closing price of stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively. The fair value of the combined October 11, 2007, options was determined to be $729. The directors’ options were expensed in full as share-based compensation during the prior year, while the executives’ options are being expensed as share-based compensation over a three-year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

On October 16, 2008, the Company granted 75,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its five non-employee directors, to acquire common stock during a five-year period at $3.70 per share, the closing price of the stock on October 16, 2008. The fair value of the options was determined to be $149, which was expensed during the quarter ended December 31, 2008.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	69%
Risk-free interest rate	3%
Dividend yield	0%

Employee Plans

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options (including 102,850 granted during August 2007 discussed below) were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at March 31, 2009), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

On August 22, 2007, the Company granted, to various employees, options under the Employee Plans to acquire 102,850 shares of common stock at $3.30 per share, the closing price of the stock on August 21, 2007. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $171, which is being expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

10.

STOCK OPTION AND OTHER PLANS (Continued)

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

On September 22, 2008, the Company granted, to an employee, options under the Employee Plans to acquire 2,500 shares of common stock at $5.55 per share, the closing price of the stock on September 22, 2008. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $8, which is being expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

On November 21, 2008, the Company granted, to various employees, options under the Employee Plans to acquire 131,725 shares of common stock at $2.71 per share, the closing price of the stock on November 21, 2008, with the same term and conditions noted above. The fair value of the options was determined to be $195, which is being expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	70%
Risk-free interest rate	3%
Dividend yield	0%

Option and Warranty Activity

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

Share-based compensation included in general and administrative expenses for the years ended March 31, 2009, 2008, and 2007, is $348, $244, and $18,947, respectively.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

10.

STOCK OPTION AND OTHER PLANS (Continued)

A summary of stock option and warrant activity during the three years ended March 31, 2009, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of March 31, 2006	3,440,000	1.09	5.26	$48,031
Granted	500,000	1.17	4.00	—
Exercised	(946,000)	0.97	5.06	$(6,941)
Forfeited	—	—	—	—
Outstanding as of March 31, 2007	2,994,000	1.14	4.10	$13,302
Granted	417,850	4.28	5.00	—
Exercised	(2,510,000)	1.12	3.74	$(7,171)
Forfeited	—	—	—	—
Outstanding as of March 31, 2008	901,850	2.64	3.57	$826
Granted	209,225	3.10	4.75	—
Exercised	(116,500)	1.57	3.27	(212)
Forfeited	(12,400)	2.95	4.47	—
Outstanding as of March 31, 2009	982,175	$2.87	3.04	$—
Exercisable as of March 31, 2009	663,063	$2.52	2.58	$—

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the first quarter of fiscal 2009. The difference between the original cost of the treasury shares $177 and the proceeds received from the warrant holder $122 was recorded as a reduction in retained earnings. Of the 2,510,000 warrants exercised during the year ended March 31, 2008, 1,950,000 shares were issued from treasury shares. The difference between the original cost of the treasury shares $4,940 and the proceeds received from the warrant holders $2,212 was recorded as a reduction in retained earnings. As of March 31, 2008, a deferred tax benefit of $192 was provided on the 100,000 warrants in connection with the share-based compensation charge from fiscal 2007. During the year ended March 31, 2009, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise.

The following table summarizes information about the stock options and warrants outstanding at March 31, 2009, of which 663,063 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$1.04	-	$1.22	364,000	$1.20	1.59	$—
		$1.80	20,000	$1.80	4.00	—
		$2.71	124,425	$2.71	4.75	—
		$3.30	96,250	$3.30	3.50	—
		$3.70	60,000	$3.70	4.75	—
		$4.60	315,000	$4.60	3.50	—
		$5.55	2,500	$5.55	4.50	—
			982,175	$2.87	3.04	$—

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

10.

STOCK OPTION AND OTHER PLANS (Continued)

The intrinsic value of the stock options and warrants exercised during the years ended March 31, 2009, 2008, and 2007, was approximately $212, $7,171, and $6,941, respectively, and the tax benefit from the exercise of such warrants amounted to $80, $1,986, and $1,286, respectively.

Proceeds relating to the exercise of all options and warrants during the years ended March 31, 2009, 2008, and 2007, were $182, $2,808, and $915, respectively.

Stock Split

During the year ended March 31, 2007, the Company recognized share based, non-cash compensation expense of $18,947, $16,202 relating to the modification of the outstanding warrants in connection with the Stock Split, and $2,745 in connection with the issuance of 500,000 warrants to the Company’s former Chairman and CEO as part of a February 2007 settlement agreement with certain shareholders. See Notes 1(V) and Note 15 to the consolidated financial statements, respectively, for further discussion.

The fair value of the 500,000 warrants at the date of issuance was $2,745, or $5.49 per warrant estimated using a Black-Scholes option pricing model with the following assumptions:

Average expected life (years)	4
Expected volatility	75%
Risk-free interest rate	6%
Dividend yield	0%

401k Plan

The Company has established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. Beginning on September 2, 2007, the Company increased its matching contribution to 50% of the first 6% of employee contributions. The cost of the matching program totaled approximately $218, $139, and $68 for the years ended March 31, 2009, 2008, and 2007, respectively.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations, retroactively restated for the Stock Split:

	2009	2008	2007

(Loss) income from continuing operations	$(4,284)	$5,011	$(27,864)
Income from discontinued operations	$—	$25	$30,746
Net (loss) income	$(4,284)	$5,036	$2,882
Weighted average number of shares issued	29,984,704	29,845,349	28,918,281
Weighted average number of treasury shares	(9,447,080)	(10,500,396)	(10,764,090)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,537,624	19,344,953	18,154,190
Basic net (loss) income per common share – continuing operations	$(0.21)	$0.26	$(1.53)
Basic net income per common share – discontinued operations	$0.00	$0.00	$1.69
Weighted average number of shares outstanding used in basic earnings per share calculation	20,537,624	19,344,953	18,154,190
Effect of dilutive securities:
Stock options and warrants(1)	—	1,258,303	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,537,624	20,603,256	18,154,190
Diluted net (loss) income per common share – continuing operations(1)	$(0.21)	$0.24	$(1.53)
Diluted net income per common share – discontinued operations	$0.00	$0.00	$1.69
Antidilutive securities not included in diluted earnings per share computation(1):
Options and warrants to purchase common stock	982,175	417,850	2,994,000
Exercise price	$1.04 to $5.55	$3.30 to $4.60	$0.93 to $1.80

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, Earnings Per Share, the number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the year ended March 31, 2009, and 2007, as we incurred a loss from continuing operations for those periods.

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

12.

LEGAL PROCEEDINGS (Continued)

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There have been no depositions and none has even been scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, the Company was advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. The documents provide no support for any of the claims.

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

The plaintiff's counsel has now filed a motion for leave to intervene in the case on behalf of a "new" plaintiff.  He has also moved to amend the complaint yet again.  The Company has opposed the motion since the new plaintiff became a shareholder after all of the events about which he seeks to complain occurred. Counsel believes that he is, therefore, not qualified to represent the shareholders as to those claims.  A hearing on the motion has been scheduled for the first week in June.

Based on the allegations in the Second Amended Complaint, upon the information collected in the earlier litigation and upon the information provided in response to the limited discovery noted above, it is believed that the Second Amended Complaint is without merit.  The proposed Third Amended Complaint has not been permitted by the Court.  Upon preliminary review, it also appears to be defective and/or defensible.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

12.

LEGAL PROCEEDINGS (Continued)

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

13.

CONCENTRATIONS AND CREDIT RISKS:

Brands

During the last three fiscal years, the following brands (including accessories) have accounted for 10% or more of the Company’s sales:

	2009	2008	2007

PARIS HILTON	55%	68%	56%
GUESS?	30%	23%	37%
JESSICA SIMPSON	13%	N/A	N/A

Major Customers

During the last three fiscal years, the following sales by major customers have accounted for 10% or more of the Company’s sales:

	Year Ended March 31,
	2009	2008	2007

Perfumania	$41,470	$51,148	$17,233
Macy’s	34,640	20,577	*
	$76,110	$71,725	$17,233

———————

*

Less than 10% of sales.

As of the last two fiscal years, net trade accounts receivable owed by major customers are as follows:

	March 31, 2009	March 31, 2008

Perfumania	$12,423	$15,392
M Macy’s	5,055	5,469
	$17,478	$20,861

Related parties

Related parties are those parties that are known to the Company as having a related party relationship as defined in SFAS No. 57, Related Party Disclosure. See Note 2 to the consolidated financial statements for additional information regarding related parties.

Revenues from Perfumania (which is a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E-Com Ventures, Inc.) represented 27%, 33%, and 9% of the Company’s net sales from continuing operations during the years ended March 31, 2009, 2008, and 2007, respectively. During the years ended March 31, 2009, 2008, and 2007, revenues from other related parties represented approximately 0%, 5%, and 30%, respectively, of the Company’s net sales from continuing operations. In addition, net trade accounts receivable owed by Perfumania to the Company totaled $12,423 and $15,392 at March 31, 2009, and 2008, respectively.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

13.

CONCENTRATIONS AND CREDIT RISKS: (Continued)

Management continues to evaluate its credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2009. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Credit risks – international sales

Total gross sales to unrelated international customers totaled approximately $56,173, $66,290, and $65,351 for the years ended March 31, 2009, 2008, and 2007, respectively. These gross sales by region were as follows:

	Year Ended March 31,
	2009	2008	2007

Latin America	$19,142	$27,250	$29,882
Europe	15,582	15,880	9,740
Caribbean	2,121	6,267	1,236
Asia/Pacific	5,751	5,516	5,660
Canada	4,455	4,098	3,863
Middle East	4,720	1,697	12,148
Other	4,402	5,582	2,822
	$56,173	$66,290	$65,351

No single foreign country accounted for more than 10% of the Company’s gross sales during the years ended March 31, 2009, 2008, and 2007.

At March 31, 2009, and 2008, trade receivables from unrelated foreign customers amounted to approximately $5,823 and $11,664, respectively (substantially all of which are payable in U.S. dollars).

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

The Company maintains its cash with financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions which management believes limits the risk. As of March 31, 2009, and 2008, approximately $5,838 and $22,200, respectively, was in excess of the federal depository insurance coverage limit.

Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. In addition, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand. See Note 8B to the consolidated financial statements for further discussion.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

14.

DISCONTINUED OPERATIONS

On November 28, 2006, the Company’s Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to Perry Ellis International (PEI) at a price of approximately $63,000, including approximately $21,000 for inventory and promotional products relating to the brand. A definitive agreement was signed on December 6, 2006, and the closing of the sale took place shortly thereafter. The sale included all inventory, promotional products, molds and other intangibles. The transaction generated proceeds of approximately $63,000, and resulted in a pre-tax gain of approximately $34,300 during the year ended March 31, 2007.

The gain on sale of the Perry Ellis fragrance brand is calculated as follows:

Proceeds		$62,536
Less assets sold and transaction expenses:
Inventories	$19,083
Prepaid promotional supplies and development costs	1,889
Molds, net	123
Intangibles	5,956
Other prepaid expenses	158
Commissions and legal fees	1,024	28,233
Net gain on sale before income taxes		$34,303

As of the year ended March 31, 2007, the Perry Ellis brand activity was presented as discontinued operations. The activity for this discontinued operation is summarized as follows:

	Year Ended March 31,
	2009	2008	2007

Net revenues	$—	$41	$35,811
Gain on sale of brand	$—	$—	$34,303
Operating income	$—	$25	$13,366
Income from discontinued operations	$—	$25	$30,746

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

On September 7, 2006, Nussdorf and a family member filed a Schedule 13D with the Commission reporting that Nussdorf may seek to influence or serve on the Board or designate nominees for election to the Board. On September 26, 2006, Nussdorf sent a letter to the Board notifying them of his objections to the proposed sale by the Company of its Perry Ellis fragrance rights to Victory International (USA) LLC. On October 17, 2006, Nussdorf and a family member filed an amendment to their Schedule 13D disclosing that Nussdorf was exploring the possibility of making an acquisition proposal to acquire the Company. On November 21, 2006,

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

15.

CONSENT SOLICITATION (Continued)

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

Mr. Neil J. Katz was subsequently appointed Chairman and Chief Executive Officer of the Company by the Board of Directors on May 14, 2007.

Mr. Lekach received $1,200 as severance pay and an additional $1,200 for his consulting services and non-competition covenants, both of which have been charged to operations in 2007. In addition, at Mr. Nussdorf's request, Mr. Lekach agreed to a substantial reduction in the amount of the severance payments and warrants contemplated by his employment agreement in the event that a change in control was deemed to have occurred as a result of Mr. Nussdorf's consent solicitation. Under the terms of the agreement, Mr. Lekach received 500,000 warrants to purchase the Company's common stock at an exercise price of $1.1654, and Mr. Lekach will receive no other compensation under his employment agreement. The Company recorded a share-based compensation charge of $2,745, along with the other settlement costs, during the quarter ended March 31, 2007.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

15.

CONSENT SOLICITATION (Continued)

At the request of Mr. Lekach and the Parlux Board, Mr. Nussdorf and his affiliates agreed, subject to certain exceptions, that for a period of two years he will not make any proposal to acquire Parlux, unless such proposal is to acquire all shares, at a value of not less than $11 per share. Mr. Nussdorf also agreed not to engage in any proxy or consent solicitations prior to the earlier of 60 days before the 2008 annual meeting of stockholders or eighteen months from the date of the settlement agreement. Mr. Lekach agreed, for a period of four years, not to engage or in any way participate in any proxy or consent solicitation, or acquisition proposal, without the approval of a majority of the Company’s Board of Directors. Parlux agreed to reimburse Mr. Nussdorf for $1,000 of his expenses incurred in connection with the consent solicitation and the litigation.

16.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

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

The adoption of SFAS 157, with respect to financial assets and liabilities, did not have a material impact on our fair value measurements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) , which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, with respect to non-financial assets and non-financial liabilities, disclosure requirements begin in fiscal year 2010. We are currently assessing the impact, if any, of FSP 157-2 on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active. It is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of  FSP 157-3 did not have a material impact on our fair value measurements. In April 2009, the FASB issued FASB Staff Position FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

16.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

June 15, 2009 and is to be applied prospectively. We are currently assessing the impact of FSP 157-4, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year ended March 31, 2009. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the provisions of SFAS 162 to determine the impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently assessing the financial impact, if any, of FSP 142-3 on our consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

16.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods about the fair value of financial instruments of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in summarized financial information at interim reporting periods. It is effective for interim reporting periods ending after June 15, 2009. We are currently assessing the impact, if any, on our consolidated financial statements.

17.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March, 31, 2009, and 2008:

	Quarter Ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Continuing Operations:
Net sales	$23,304	$52,392	$47,293	$28,166
Net (loss) income	(4,883)	3,644	(4,536)	1,491
Income from discontinued operations	—	—	—	—
(Loss) income per common share:
Basic:
Continuing operations	$(0.24)	$0.18	$(0.22)	$0.07
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.24)	$0.18	$(0.22)	$0.07
Diluted:
Continuing operations	$(0.24)	$0.17	$(0.22)	$0.07
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.24)	$0.17	$(0.22)	$0.07

	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Continuing Operations:
Net sales	$31,380	$37,353	$44,544	$40,419
Net (loss) income	(98)	2,031	183	2,920
Income from discontinued operations	(48)	70	4	(1)
(Loss) income per common share:
Basic:
Continuing operations	$(0.00)	$0.10	$0.01	$0.15
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$0.10	$0.01	$0.15
Diluted:
Continuing operations	$(0.00)	$0.10	$0.01	$0.13
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$0.10	$0.01	$0.13

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

18.

SUBSEQUENT EVENT

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands Development, LLC (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia is a shareholder of Pefumania Holdings, Inc. and owns approximately 6.7% of the outstanding stock of Perfumania as of December 31, 2008). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy award winning and multi-platinum selling international entertainers Rihanna and Kanye West.

Currently, Artistic Brands is in the final stage of negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions for a worldwide fragrance license with a well-established female artist, referred to herein as the fourth artist. The Company will enter into sublicense agreements with Artistic Brands for Shawn “JAY-Z” Carter and the fourth artist to the extent the terms and conditions of the licenses entered into with such celebrities are generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to those celebrities.

Pursuant to the Agreement, the Company will pay Artistic Brands and the licensors and their designated affiliates, on an annual basis so long as each sublicense agreement remains in effect, a percentage of the cumulative net profits, as defined in the Agreement, earned by the Company on sales of products developed and sold under each license. Also, the Company will assume Artistic Brands’ obligation to make royalty payments to the licensors, including any initial guaranteed minimum royalty advance payable to any licensor.

Furthermore, in connection with the sublicense agreements, the Company issued, and may issue in the future, warrants to purchase shares of Parlux common stock, $0.01 par value, at a purchase price of $5.00 per share (“Warrants”) to Artistic Brands, the licensors, the celebrities, and their respective designated affiliates. The Warrants will vest in four equal annual installments beginning on the first anniversary of the date of issuance and will expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee. The Company issued Warrants to purchase a total of 4,000,000 shares, consisting of Warrants for 2,000,000 shares in connection with the sublicense agreement for Rihanna, and Warrants for 2,000,000 shares in connection with the sublicense agreement for Kanye West. Subject to stockholder approval, the Company will issue additional Warrants to purchase 1,000,000 shares each in connection with the sublicense agreements for Rihanna and Kanye West, for a total of 3,000,000 shares per sublicense. In addition, subject to stockholder approval, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn “JAY-Z” Carter and the fourth artist, when such sublicenses are entered into. If all of the sublicenses are entered into, and stockholder approval is obtained for the subsequent Warrants to be issued, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense).

In addition, on April 3, 2009, the Company entered into a letter agreement with Artistic Brands and Rene Garcia, the manager of Artistic Brands, individually, allowing for the acceleration of vesting and immediate exercise of the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, or if definitive agreements for such a transaction is entered into by April 3, 2012 and consummated within ninety (90) days. In certain circumstances, the letter agreement provides for Artistic Brands to receive cash and/or securities valued up to $10 per share in the event that the Company is acquired by another person or entity

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

18.

SUBSEQUENT EVENT (Continued)

(other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012 with respect to the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West which have not been previously sold by the holder into the market or otherwise disposed of by the holder in a bona fide third party transaction.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2009, 2008, AND 2007

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions	Balance at End of Period

Year ended March 31, 2009
Reserves for:
Doubtful accounts	$1,045	$836	$1,453	$428
Sales returns	1,000	6,512	6,212	1,300
Demonstration and co-op advertising allowances	2,442	16,849	17,543	1,748
	$4,487	$24,197	$25,208	$3,476

Year ended March 31, 2008
Reserves for:
Doubtful accounts	$1,563	$1,475	$1,993	$1,045
Sales returns	1,276	4,193	4,469	1,000
Demonstration and co-op advertising allowances	3,316	10,556	11,430	2,442
	$6,155	$16,224	$17,892	$4,487
Year ended March 31, 2007
Reserves for:
Doubtful accounts	$458	$1,224	$119	$1,563
Sales returns	1,777	5,348	5,849	1,276
Demonstration and co-op advertising allowances	1,753	9,919	8,356	3,316
	$3,988	$16,491	$14,324	$6,155