Form 10-Q
period 2009-06-30
PARLUX FRAGRANCES INC
filed 2009-08-07
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2009

or

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

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009
Common Stock, $0.01 par value per share	20,324,812 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements

See pages 15 to 34.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. We hold licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of GUESS?, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, XOXO, Ocean Pacific (OP), Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2009. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and noted thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Artistic Brands Development Agreement

On April 3, 2009, we entered into an agreement with Artistic Brands Development, LLC (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals. The agreement includes sublicensing to us the worldwide fragrance licenses with entertainers Rihanna and Kanye West. Artistic Brands is also in negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions with a well-established female artist, both of which would also be sublicensed to us.

The agreement provides for the payment of royalties and profit sharing on these new fragrance products, and the issuance of warrants to purchase shares of our common stock at a strike price of $5.00 per share. The warrants to purchase 4,000,000 shares issued in connection with the licenses for Rihanna and Kayne West were issued to Artistic Brands and the celebrities and their respective affiliates.  See Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2009, a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) , which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, with respect to non-financial assets and non-financial liabilities, disclosure requirements begin in fiscal year 2010.  The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in summarized financial information at interim reporting periods. It is effective for interim reporting periods ending after June 15, 2009. The adoption of FASB Staff Position FAS No. 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to establish general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which we have evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently reviewing the provisions of SFAS 168 to determine the impact on our consolidated financial statements.

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry. Department stores continue to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies are required to introduce new products more quickly, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes),  which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. We believe these trends will continue. If one or more of our new product introductions would be unsuccessful, or the appeal of the celebrity would diminish, it could result in a substantial reduction in profitability and operating cash flows. In the past, certain U.S. department store retailers consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season. We expect that these store closings, the inventory control initiatives, and the current global economic conditions will continue to affect our sales in the short-term.  In response, during fiscal year 2010 we continued to implement a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and have reduced our production levels in response to the current economic environment.

Since the past holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products.  As is customary in the fragrance industry, these discounts were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

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

As of June 30, 2009, we were in compliance with our applicable financial covenants of our credit facility with Regions Bank (see Liquidity and Capital Resources and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).  As of the filing of this report on Form 10-Q, we have approximately $6.1 million in borrowings in excess of the borrowing base limitation under our credit facility.  As a result, we may not be allowed to borrow additional funds under the credit facility and may be required to repay approximately $6.1 million of the outstanding borrowings. We are in discussions with Regions Bank to convert the outstanding amount of borrowings under the revolving credit facility to a term loan while we seek to obtain a replacement credit facility with a new lender over the next few months.

Our license with GUESS?, which is scheduled to expire at the end of our third fiscal quarter on December 31, 2009, will not be renewed. As of June 30, 2009, our inventories of GUESS? products totaled $25.1 million ($27.7 million at March 31, 2009). We may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation.  We continue to discuss the transition of any remaining inventory with GUESS? and have implemented a plan to reduce the inventory levels of the GUESS? products. At December 31, 2009, the end of the license period, GUESS? has the option of purchasing the remaining inventory, or the inventory must be destroyed.  While we believe that our inventory position in GUESS? products is stated at its lower of cost or market, if, at the end of the license period, inventory levels are significant, and GUESS? elects not to purchase the entire remaining inventory, we could have a material inventory write-off.

We expect to offset any reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal year 2009 and 2010, including our Jessica Simpson fragrances, Fancy and Fancy Love, and Paris Hilton fragrances, Fairy Dust and Siren, as well as sales from our contemplated product launches in the fall of fiscal year 2010 of new fragrances under our Queen Latifah, Josie Natori, and Mark Ecko licenses. We do not anticipate launching new fragrances under our recently signed Rihanna and Kanye West licenses in fiscal year 2011. We also anticipate a continued shift in our sales from international to domestic, in part due to our belief that GUESS? is a stronger international brand than several of our new fragrances being launched in fiscal year 2010, as well as to economic conditions and changes in our arrangements with international distributors.  It is always very difficult to predict sales levels, and is even more difficult in a challenging economic environment.

Results of Operations

During the quarter ended June 30, 2009, we experienced a 1% increase in sales as compared to the quarter ended June 30, 2008. The increase was primarily due to improved sales to domestic department stores, however, overall sales in the quarter continue to be negatively affected by the global economic climate. Our total sales were less than anticipated, essentially due to lower than expected international sales. However, our product sales mix, primarily due to increased domestic sales, resulted in improved margins; and reduced spending and staffing resulted in a substantially reduced loss for the quarter compared to the same prior year period.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the quarters ended June 30, 2009, and 2008, include $0.7 million and $1.2 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold).  A portion of these costs is allocated to inventory in accordance with GAAP.

Comparison of the three-month period ended June 30, 2009 with the three-month period ended June 30, 2008.

Net Sales

	For the Three Months Ended June 30,
	2009	% Change	2008
		(in millions)
Domestic sales	$8.4	53%	$5.5
International sales	10.2	(36)% (13)%	16.0
Unrelated customer sales	18.6		21.5
Related sales	5.0	173% 1%	1.8
Total net sales	$23.6		$23.3

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2009, net sales increased 1% to $23.6 million, as compared to $23.3 million for the same prior year period. The increase was primarily due to the launches of our Jessica Simpson fragrances, Fancy, in August 2008 and, Fancy Love, in June 2009, primarily in our domestic market, resulting in an increase in gross sales of $2.9 million and the launches of our Paris Hilton fragrances, Fairy Dust, in September 2008, and Siren, in June 2009, resulting in gross sales of $1.9 million.  However, the increase in sales was negatively impacted by the current global economic environment, resulting in lower sales than anticipated primarily in our international market.

Net sales to unrelated customers, which represent 79% of our total net sales for the three-months ended June 30, 2009, decreased 13% to $18.6 million, as compared to $21.5 million for the same prior year period. This was primarily due to a decrease in sales in our international market. Net sales to the U.S. department store sector increased 53% to $8.4 million for the three-months ended June 30, 2009, as compared to $5.5 million for the same prior year period, while net sales to international distributors decreased 36% to $10.2 million, as compared to $16.0 million for the same prior year period. The increase in domestic sales was primarily due to the launch of our new Jessica Simpson fragrances, as well as our new Paris Hilton fragrances, noted above.  Additionally, in the domestic market we benefited from higher levels of sell-through in difficult economic conditions.  The decrease in international net sales was primarily due to the continuing global recessionary economic conditions and the volatility of the U.S. dollar.

Sales to related parties increased 173% to $5.0 million for the three-months ended June 30, 2009, as compared to $1.8 million for the same prior year period. The increase is primarily due to an increase in GUESS? brands fragrances gross sales of $2.8 million to Perfumania. During the same prior year period, we experienced inventory shortages of certain products, which for the most part, negatively impacted our related party sales. (See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties).

Cost of Goods Sold

	For the Three Months Ended June 30,
	2009	% Change		2008
		(in millions	)
Unrelated customers	$8.3	(26)%		$11.2
As a % of unrelated customer net sales	44%			52%
Related parties	2.4	345%		0.5
As a % of related parties net sales	48%			30%
Total cost of goods sold	$10.7	(9)%		$11.7
As a % of net sales	45%			50%

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2009, our overall cost of goods sold decreased as a percentage of net sales to 45%, as compared to 50% for the same prior year period.  Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 44% and 48%, respectively, for the three-months ended June 30, 2009, as compared to 52% and 30%, respectively, for the same prior year period. The three-months ended June 30, 2009, includes a higher percentage of sales to U.S. department store customers, which sales generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers higher discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories.  International distributors have no rights to return merchandise. During the three-months ended June 30, 2008, inventory shortages of certain products mostly affected our related parties sales, resulting in significantly lower cost of goods sold.

Total Operating Expenses

	For the Three Months Ended June 30,
	2009	% Change	2008
	(in millions)
Advertising and promotional	$8.0	(17)%	$9.7
As a % of net sales	34%		41%
Selling and distribution	3.4	(18)%	4.1
As a % of net sales	14%		18%
Royalties	2.7	3%	2.6
As a % of net sales	11%		11%
General and administrative	2.1	(17)%	2.6
As a % of net sales	9%		11%
Depreciation and amortization	0.7	10%	0.6
As a % of net sales	3%		3%
Total operating expenses	$16.9	(14)%	$19.6
As a % of net sales	71%		84%

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2009, total operating expenses decreased 14%  to $16.9 million from $19.6 million, decreasing as a percentage of net sales to 71% from 84% in the same prior year period. However, certain individual components of our operating expenses experienced more significant changes.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 17% to $8.0 million for the three-months ended June 30, 2009, as compared to $9.7 million in the same prior year period, decreasing as a percentage of net sales to 34% from 41%.  The decrease is primarily due to reductions in advertising and demonstration costs and in-store representatives, both in U.S department stores and internationally.  During the prior year period, we incurred advertising and promotion expense in order to position ourselves for the launches of Jessica Simpson, Fancy, and Paris Hilton, Fairy Dust, fragrances.

Selling and Distribution Costs

Selling and distribution costs decreased 18% to $3.4 million for the three-months ended June 30, 2009, as compared to $4.1 million in the same prior year period, decreasing as a percentage of sales to 14% from 18%. The decrease was mainly attributable to lower warehouse operational costs of $0.7 million, resulting from an increase in inventory levels, as compared to $1.2 million in the same period year period.

Royalties

Royalties increased 3% to $2.7 million for the three-months ended June 30, 2009, as compared to $2.6 million in the same prior year period, remaining constant as a percentage of net sales at 11%. The increase is the result of the current sales mix, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved.  In fiscal year 2009, we assigned the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses, which will begin generating sublicensing revenues in the fall of fiscal year 2010.  In fiscal year 2008, we sublicensed the international rights for the handbags, which continues to absorb a portion of the minimum royalty.  We generated sublicense revenue of $0.1 million in the three-months ended June 30, 2009, and 2008, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

General and administrative expenses decreased 17% to $2.1 million for the three-months ended June 30, 2009, as compared to $2.6 million in the same prior year period, decreasing as a percentage of sales to 9% from 11%. The decrease in expenses was mainly attributable to a decrease in personnel and the related benefit and insurance expenses, and a decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization increased 10% to $0.7 million for the three-months ended June 30, 2009, as compared to $0.6 million in the same prior year period, remaining constant as a percentage of net sales at 3%. The increase includes additional amortization of molds and tooling associated with the launches of our new products during fiscal year 2009.

Operating (Loss)

	For the Three Months Ended June 30,
	2009	% Change *	2008
		(in millions)
Operating (loss)	$(3.9)	(51)%	$(8.0)
As a % of net sales	(17)%		(34)%
Net interest (expense) income	(0.1)	N/A	0.1
As a % of net sales	0%		0%
Foreign exchange gain (loss)	—	N/A	—
As a % of net sales	0%		0%
(Loss) before income taxes	$(4.0)	(49)%	$(7.9)
As a % of net sales	(17)%		(34)%

———————

*

% change is based on unrounded numbers

As a result of the above factors, we incurred an operating loss of $(3.9) million for the three-months ended June 30, 2009, as compared $(8.0) million in the same prior year period.

Net Interest Income/Expense

Net interest expense was $0.1 million for the three-months ended June 30, 2009, as compared to net interest income of $0.1 million in the same prior year period, as we utilized our line of credit during the three-months ended June 30, 2009.  During the three-months ended June 30, 2008, we did not utilize our line of credit.

(Loss) Before Income Taxes, Taxes, and Net (Loss)

	For the Three Months Ended June 30,
	2009	% Change *	2008
		(in millions)
(Loss) before income taxes	$(4.0)	(49)%	$(7.9)
As a of net sales	(17)%		(34)%
Income tax (benefit)	(1.5)	(49)%	(3.0)
As a % of net sales	6%		13%
Net (loss)	$(2.5)	(49)%	$(4.9)
As a % of net sales	(10)%		(21)%

———————

*

% change is based on unrounded numbers

Our loss before income taxes for the three-months ended June 30, 2009, was $(4.0) million, as compared to $(7.9) million in the same prior year period.  Our tax benefit reflects an estimated effective rate of 38% for the current year and prior year.  Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material.

As a result, we generated a net loss of $(2.5) million for the three-months ended June 30, 2009, as compared to $(4.9) million in the same prior year period.

Liquidity and Capital Resources

Working capital was $99.3 million at June 30, 2009, as compared to $102.5 million at March 31, 2009, primarily due to the use of current assets to support the net loss reported for the three-months ended June 30, 2009.

Cash Flows

Cash and cash equivalents decreased by $4.0 million during the three-months ended June 30, 2009, and increased by $1.2 million during the three-months ended June 30, 2008.

Cash Flows from Operating Activities

During the three-months ended June 30, 2009, net cash used in operating activities was $8.9 million, as compared to net cash provided by operating activities of $1.4 million during the same prior year period. The current year activity reflects an increase in inventory and prepaid promotional expense in preparation of our new product launches, a decrease in trade receivables from both unrelated and related parties and an increase in accounts payable. The prior year operating activity reflects an increase in trade receivables from related parties and a decrease in accounts payable, offset by a reduction of certain prepaid expenses.

Cash Flows from Investing Activities

During the three-months ended June 30, 2009, net cash used in investing activities was $1.5 million, as compared to net cash provided by investing activities of $0.04 million during the same prior year period. The current year activity reflects the purchase of certain molds and tooling relating to the launches of our new brand products, while the prior year investing activities was primarily due to the disposal of certain equipment.

Cash Flows from Financing Activities

During the three-months ended June 30, 2009, net cash provided by financing activities was $6.4 million, as compared to net cash used in financing activities of $0.2 million during the same prior year period. The current year activity reflects a $6.7 million drawdown under our line of credit, offset by $0.3 million repayments of our capital leases, while the prior year financing activity was primarily due to the repayments of our capital leases.

Our Ratios and Other Matters

As of June 30, 2009, and 2008, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2009	2008
Trade receivables:
Unrelated (1)	73	69
Related: Perfumania	190	175
Inventories	662	408

———————

(1)

Calculated on gross trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.3 million and $4.0 million in 2009 and 2008, respectively.

During the three-months ended June 30, 2009, the increase in the number of days sales in trade receivables in 2009 from 2008 for unrelated customers was mainly attributable to the current economic condition. Since the past holiday season, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In addition, the current volatility in the U.S. dollar has affected the purchasing power and cash flow of many of our international customers. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania continues to exceed those of unrelated customers, due mainly to their seasonal cash flow (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania).  Based upon the seasonal nature of our sales to Perfumania, the calculated number of days sales in accounts receivable from Perfumania is not indicative of a true aging. The number of days, based upon the actual aging as of June 30, 2009, was 190 days (175 days at June 30, 2008).

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default.  On May 26, 2009, Perfumania entered into a waiver and an amendment to its Senior Credit Facility, in which its bank lenders waived the financial covenants default under its Senior Credit Facility.  In addition, effective May 26, 2009, Perfumania entered into a Note and Subordination Amendment Agreement amending its subordinated debt obligations.  The Note and Subordination Amendment Agreement provides that no interest or principal under any of the subordinated notes may be paid until the commitment under the Senior Credit Facility terminates.  If Perfumania is unable to comply with the terms of these agreements, its operations and financial condition would be materially adversely effected.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations.  Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review their anticipated payments for each quarter. Perfumania is currently performing under the terms of its credit arrangements.  No allowance for credit loss has been recorded as of June 30, 2009.  Management will continue to closely monitor all developments with respect to its extension of credit to Perfumania.

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

As of June 30, 2009, the number of days sales in inventory increased to 662 days from 408 days at June 30, 2008, mainly the result of the current economic conditions, as sales during the last three-months did not meet forecasted expectations. We have adjusted our production forecasts in light of the current global economic conditions. At the end of the current period, the increase in our inventory balances were due to the new product launches in fiscal year 2009 and in preparation of new products launches scheduled for fiscal year 2010, and the forecasted sales increases for these products. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products, while our inventory of GUESS? brand fragrances (currently $25.1 million) will continue to decrease as we approach the end of our license agreement. We believe that the carrying value of our inventory at June 30, 2009, based on current conditions, is stated at the lower of cost or market.

Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. Also, during the three-months ended June 30, 2009, we increased our production in anticipation of the launches of the new Paris Hilton fragrance, Siren, and Jessica Simpson fragrance, Fancy Love, in early June 2009, and Queen Latifah fragrance, Queen, in late June 2009, and the launches of our Josie Natori and Marc Ecko fragrances anticipated in the fall of fiscal year 2010. We believe, based upon projected sales, that all inventory will be utilized within the next twelve months.

Share Repurchases

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. Our new lender’s approval was received on October 24, 2008.  During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million.  During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares. As of June 30, 2009, we had repurchased, under all phases of our common stock buy-back program, a total of 11,718,977 shares at a cost of $40.4 million.

Our Debt

On July 22, 2008, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (“Bank”). The Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at our option.

Substantially all of our assets collateralize our Loan Agreement. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The Loan Agreement also contains certain financial covenants as noted below.

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with the Bank. The Amendment changes certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting of 4.25%.  At June 30, 2009, $6.7 million was outstanding on the line of credit.

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

Our Loan Agreement requires us to maintain compliance with various financial covenants. The calculation of our fixed charge coverage ratio is measured on a trailing twelve months basis, at the end of each fiscal quarter. We calculate the ratio as follows: (“A”) the sum of EBITDA, less any non-cash gains, less cash taxes paid, less any dividends and distributions (if any), to (“B”) the sum of the current portion of long-term debt (“CPLTD”) paid during the period plus lease and interest expense. If the ratio of our rolling twelve months EBITDA (A) to the sum of the debt (B) is less than the minimum coverage ratio we fail the ratio requirements. We are required to maintain a minimum ratio of 1.50 to 1. The calculation of our funded debt to EBITDA ratio is measured at the end of each fiscal quarter, based on our indebtedness to EBITDA. We are required to maintain a ratio of no greater than 2.50 to 1.00 for each fiscal quarter. The Amendment defers the fixed charge coverage ratio and the funded debt to EBITDA requirements until December 31, 2009, and has added the tangible net worth covenant, requiring us to maintain a tangible net worth of not less than $85 million at all times.

Our Loan Agreement defines EBITDA, a non-GAAP financial measure, as net income before interest, taxes, depreciation, amortization and non-cash expenses related to the issuance of options and warrants. Tangible net worth is the sum of our total assets, less intangible assets, minus our total liabilities. The following tables are the reconciliation of EBITDA to our net income and the calculation of our tangible net worth:

	Quarter Ended		Rolling
	March 31, 2009	June 30, 2009	Six Months
(Unaudited)		(in thousands)
EBITDA:

Net income (loss)	$1,491	$(2,467)	$(976)
Interest	16	56	72
Taxes	1,253	(1,512)	(259)
Depreciation and amortization	622	687	1,309
Non-cash expenses (issuance of options and warrants)	70	82	152
EBITDA	$3,452	$(3,154)	$298

			June 30, 2009
(Unaudited)			(in thousands)
Tangible Net Worth:

Total assets			$144,543
Intangible assets			2,976
			141,567
Total Liabilities			35,162
Tangible Net Worth			$106,405

As of June 30, 2009, we were in compliance with our applicable financial covenants in our Loan Agreement, as amended.  As of the filing of this report on Form 10-Q, we have approximately $6.1 million in borrowings in excess of the borrowing base limitation under our Loan Agreement, as amended.  As a result, we may not be allowed to borrow additional funds under the credit facility and may be required to repay approximately $6.1 million of the outstanding borrowings.   We are in discussions with Regions Bank to convert the outstanding amount of borrowings under the revolving credit facility to a term loan while we seek to obtain a replacement credit facility with a new lender over the next few months.

Failure to comply with our covenants in our Loan Agreement and Amendment will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance. Our ability to meet these covenants can be affected by events beyond our control, and therefore, we may be unable to meet our covenants. If our actual results deviate significantly from our projections, we may not remain in compliance with the covenants and would not be allowed to borrow under our Loan Agreement. If we are not able to borrow under our Loan Agreement, we would be required to develop an alternative source of liquidity, or to sell additional securities, which would result in dilution to existing stockholders. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

As of June 30, 2009, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital expenditures.

We believe that funds from operations will not be sufficient to meet our current operating and seasonal needs. As of June 30, 2009, we had borrowed the maximum available credit under our Loan Agreement, totaling $6.7 million.  We are currently in negotiations for a new credit facility to replace our existing facility. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2009, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2009.

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

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. He has also moved to amend the complaint yet again. After a lengthy hearing, the court has permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009. No response is yet due.

The Third Amended Complaint claims damages to the Corporation based on (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of a 10-K for 2006 and a 10-Q for June 2006 and (3) intentionally stifling Parlux’s independent outside auditors in the commencement of our Sarbanes-Oxley review.

The first issue was extensively examined in relation to the earlier complaint and was found to be without merit, based on that preliminary review and discussions with the directors.  We have yet to investigate the facts surrounding the second and third claims.  A thorough analysis will be conducted when the response to the Third Amended Complaint is being prepared.

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint we feel the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

Other

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 1A.

Risk Factors

There were no material changes during the quarter ended June 30, 2009, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, except as follows:

Failure to comply with restrictive covenants in our existing credit facility will result in our inability to borrow additional funds under the facility, which would require us to obtain replacement financing, of which there is no assurance.

Our revolving credit facility under our Loan Agreement requires us to maintain compliance with certain restrictive covenants and borrowing base requirements. As of June 30, 2009, and as of the date of this report on Form 10-Q, we have outstanding borrowings under our revolving credit facility of approximately $6.7 million.  Based on our results of operations for the period ended June 30, 2009 as reported herein, the maximum amount we can borrow under the terms of our revolving credit facility is limited to approximately $0.6 million.  As a result, we may not be allowed to borrow additional funds under our revolving credit facility and may be required to repay approximately $6.1 million of the outstanding borrowings.  We are in discussions with Regions Bank to convert the outstanding amount of borrowings under the revolving credit facility to a term loan while we seek to obtain a replacement credit facility with a new lender over the next few months.   We may be unable to obtain replacement credit facilities on favorable terms or at all.  If we are not able to maintain the existing level of borrowings under an amendment or waiver of our existing credit facility, and are not able to obtain a replacement credit facility, we would be required to develop an alternative source of liquidity, which could be exceedingly difficult in the current economy.   If we sell equity securities, it could result in dilution to existing stockholders. Without an available source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Item 6.

Exhibits

Exhibits:

Exhibit #	Description

4.1

Form of Warrant (included as Exhibit D to the Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC), filed as Exhibit 10.1 hereto).

10.1

Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.2

Sublicense Agreement, dated April 7, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Rihanna.  License Agreement, dated April 3, 2009, by and between Combermere Entertainment Properties, LLC and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.3

Sublicense Agreement, dated April 7, 2009, dated April 4, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Kanye West. License Agreement, dated April 3, 2009, by and between Mascotte Holdings, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.4	Letter Agreement, dated April 3, 2009, by and among Parlux Fragrances, Inc., Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) and Rene Garcia.

10.5	Executive Employment Agreement, dated June 5, 2009, by and between Parlux Fragrances, Inc. and Frank A. Buttacavoli.

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,112	$6,088
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,266 and $3,476, respectively	11,746	15,111
Trade receivables from related parties	10,424	12,423
Income tax receivable	4,454	3,156
Inventories	77,657	66,737
Prepaid promotional expenses, net	13,452	10,013
Prepaid expenses and other current assets, net	10,568	11,098
Deferred tax assets, net	4,048	4,048
TOTAL CURRENT ASSETS	134,461	128,674

Equipment and leasehold improvements, net	3,694	2,735
Trademarks and licenses, net	2,976	1,885
Deferred tax assets, net	1,448	1,448
Other	1,964	1,962
TOTAL ASSETS	$144,543	$136,704
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	$6,960	$539
Accounts payable	26,936	23,747
Accrued expenses	1,266	1,934
TOTAL CURRENT LIABILITES	35,162	26,220
TOTAL LIABILITIES	35,162	26,220
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2009, and March 31, 2009	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,993,789 shares issued at June 30, 2009, and March 31, 2009	300	300
Additional paid-in capital	103,233	101,869
Retained earnings	41,121	43,588
	144,654	145,757
Less 9,668,977 shares of common stock in treasury, at cost, at June 30, 2009, and March 31, 2009	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	109,381	110,484
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,543	$136,704

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Net sales:
Unrelated customers, including licensing fees of $19 in 2009 and 2008	$18,643	$21,471
Related parties	5,001	1,833
	23,644	23,304
Cost of goods sold:
Unrelated customers	8,254	11,157
Related parties	2,419	543
	10,673	11,700
Operating expenses:
Advertising and promotional	8,001	9,643
Selling and distribution	3,394	4,130
Royalties	2,700	2,626
General and administrative, including share-based compensation expense of $82 in 2009 and $34 in 2008	2,112	2,560
Depreciation and amortization	687	626
Total operating expenses	16,894	19,585
Operating loss	(3,923)	(7,981)

Interest income	1	134
Interest expense and bank charges	(56)	(26)
Foreign exchange loss	(1)	(3)
Loss before income taxes	(3,979)	(7,876)
Income tax (benefit)	(1,512)	(2,993)
Net loss	$(2,467)	$(4,883)
Loss per common share:
Basic	$(0.12)	$(0.24)
Diluted	$(0.12)	$(0.24)

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2009

(In thousands, except per share data)

(UNAUDITED)

	Common Stock			Additional Paid-In Capital		Retained Earnings	Treasury Stock				Total
	Number of Shares	Par Value					Number of Shares	Cost
	29,993,789		300		101,869	43,588			(35,273			110,484
BALANCE at March 31, 2009		$		$			$9,668,977	$		)	$
Net loss	—		—		—	(2,467)	—		—			(2,467)
Issuance of warrants in connection with sublicense agreements acquired	—		—		1,282	—	—		—			1,282
Share-based compensation from option grants	—		—		82	—	—		—			82
BALANCE at June 30, 2009	29,993,789		$300		$103,233	$41,121	9,668,977		$(35,273)			$109,381

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,467)	$(4,883)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation expense	82	34
Depreciation and amortization	687	626
Provision for doubtful accounts	17	66
Write-downs of inventories	828	225
Write-downs of prepaid promotional supplies	60	60
Deferred income tax provision	—	192
Changes in operating assets and liabilities:
Decrease in trade receivables – customers	3,348	6,831
Decrease in trade receivables - related parties	1,999	1,692
Increase in income tax receivable	(1,298)	(3,098)
Increase in inventories	(11,748)	(4,581)
(Increase) decrease in prepaid promotional expenses	(3,499)	1,026
Decrease (increase) in prepaid expenses and other current assets	530	(65)
(Increase) decrease in other non-current assets	(2)	11
Increase in accounts payable	3,189	3,554
Decrease in accrued expenses	(668)	(282)
Total adjustments	(6,475)	6,291
Net cash (used in) provided by operating activities	(8,942)	1,408
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(1,437)	80
Purchases of trademarks	(18)	(35)
Net cash (used in) provided by investing activities	(1,455)	45
Cash flows from financing activities:
Proceeds - line of credit, net	6,681	—
Repayments of capital leases	(260)	(238)
Reversal of tax benefit from exercise of warrants	—	(114)
Proceeds from issuance of treasury stock, net	—	122
Net cash provided by (used in) financing activities	6,421	(230)
Net (decrease) increase in cash and cash equivalents	(3,976)	1,223
Cash and cash equivalents, beginning of period	6,088	21,408
Cash and cash equivalents, end of period	$2,112	$22,631

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”) and Parlux Ltd. (jointly referred to as, “Parlux”, the “Company”, “us”, and “we”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited Condensed Consolidated Financial Statements. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC on May 22, 2009.

The accompanying unaudited Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented in thousands, except for per share data. The previous amounts reported have been changed to conform to the current period presentation for consistency and comparability between the periods.

B.

Share-Based Compensation and Stock Options

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  A maximum of 1,500,000 shares of common stock may be issued under the 2007 Plan, of which 520,000 options were granted (including 30,000 options granted during April 2009 and 100,000 options granted during June 2009 discussed below).

On October 16, 2008, the Company granted 75,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its five non-employee directors, to acquire common stock during a five-year period at $3.70 per share, the closing price of the stock on October 16, 2008.  The fair value of the options was determined to be $149, which was expensed as shared-based compensation during the quarter ended December 31, 2008.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	69%
Risk-free interest rate	3%
Dividend yield	0%

On April 1, 2009, the Company granted 30,000 options (which vested on the grant date) under the 2007 Plan to consultants, to acquire shares of common stock during a five-year period at $0.82 per share, the closing price of the stock on April 1, 2009. The fair value of the options was determined to be $13, which was expensed as share-based compensation during the quarter ended June 30, 2009.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	77%
Risk-free interest rate	2%
Dividend yield	0%

On June 5, 2009, the Company granted, to an executive, 100,000 options under the 2007 Plan to acquire shares of common stock at $1.84 per share, the closing price of the stock on June 5, 2009. These options have a life of five years from the date of grant, and vest 33% each year over a three-year period. The fair value of the options was determined to be $111, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans").  Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options were granted of which 369,774 were exercised.  All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at June 30, 2009), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

On September 22, 2008, the Company granted, to an employee, options under the Employee Plans to acquire 2,500 shares of common stock at $5.55 per share, the closing price of the stock on September 22, 2008. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $8, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

On November 21, 2008, the Company granted, to various employees, options under the Employee Plans to acquire 131,725 shares of common stock at $2.71 per share, the closing price of the stock on November 21, 2008, with the same term and conditions noted above. The fair value of the options was determined to be $195, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	70%
Risk-free interest rate	3%
Dividend yield	0%

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $1,282, which is included in additional paid-in capital in the accompanying unaudited Condensed Consolidated Balance Sheets.  The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying unaudited Condensed Consolidated Balance Sheets.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77%
Risk-free interest rate	2%
Dividend yield	0%

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

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2009, and 2008, was $82 and 34, respectively.

The following table summarizes the stock option and warrant activity during the three-months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of March 31, 2009	982,175	$2.87	3.04	$—
Granted	4,130,000	4.89	7.91	—
Exercised	—	—	—	—
Forfeited	(4,300)	2.85	4.21	—
Outstanding as of June 30, 2009	5,107,875	$4.50	6.92	$230,280
Exercisable as of June 30, 2009	692,813	$2.45	2.44	$230,280

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

During the year-end March 31, 2008, a deferred tax benefit of $192 was provided on these warrants in connection with the share-based compensation charge from fiscal 2007. During the quarter ended June 30, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise.

Proceeds relating to the exercise of all options and warrants during the three-months ended June 30, 2009, and 2008, were $0 and $122, respectively.

The following table summarizes information about the options and warrants outstanding at June 30, 2009, of which 692,813 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

		$0.82	30,000	$0.82	5.00	$28,200
$1.04	-	$1.22	364,000	$1.20	1.34	202,080
		$1.80	20,000	$1.80	3.75	—
		$1.84	100,000	$1.84	5.00	—
		$2.71	121,125	$2.71	4.50	—
		$3.30	95,250	$3.30	3.25	—
		$3.70	60,000	$3.70	4.50	—
		$4.60	315,000	$4.60	3.25	—
		$5.00	4,000,000	$5.00	8.00	—
		$5.55	2,500	$5.55	4.25	—
			5,107,875	$4.50	6.92	$230,280

C.

Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.

Inventories

As of June 30, 2009, our inventories of GUESS? products totaled $25,088 ($27,700 at March 31, 2009). As the Company’s license with GUESS? is scheduled to expire on December 31, 2009, and will not be renewed, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation. The Company continues to discuss the transition of any remaining inventory with GUESS? and has implemented a plan to reduce the inventory levels of the GUESS? products. At December 31, 2009, the end of the license period, GUESS? has the option of purchasing the remaining inventory, or the inventory must be destroyed. While the Company believes that its inventory position in GUESS? products is stated at its lower of cost or market, if, at the end of the license period, inventory levels are significant, and GUESS? elects not to purchase the entire remaining inventory, the Company could have a material inventory write-off.

The components of inventories are as follows:

	June 30, 2009	March 31, 2009
Finished products:
Fragrances	$46,928	$41,464
Watches	517	633
Handbags	95	100
Components and packaging material:
Fragrances	25,601	20,519
Watches	4	4
Raw material	4,512	4,017
	$77,657	$66,737

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. The Company believes that the gross margins on its products outweigh the potential for out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of its inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

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

Inventories and write-downs, by major categories, as of June 30, 2009, and March 31, 2009, are as follows:

	June 30, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$49,637	$26,756	$4,690	$81,083
Less write-downs	2,097	1,151	178	3,426
Net inventories	$47,540	$25,605	$4,512	$77,657

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$44,099	$21,464	$4,182	$69,745
Less write-downs	1,902	941	165	3,008
Net inventories	$42,197	$20,523	$4,017	$66,737

The Company performs a review of its inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently.  The write-down of inventory results from the application of an analytical approach that incorporates a comparison of its sales expectations to the amount of inventory on hand. Other qualitative reasons for marking down selected inventory may include, but are not limited to, product expiration, licensor restrictions, damages, and general economic conditions.

As of June 30, 2009 and March 31, 2009, management determined that approximately $3,657 and $3,938, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was marked down by $2,097 at June 30, 2009, and $1,902 at March 31, 2009, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of June 30, 2009, and March 31, 2009, approximately $13,362 and $12,857, respectively, were identified as problematic and the inventory was marked down by $1,151 and $941, respectively.  Raw materials are usually scrapped due to spoilage or stability issues.  As of June 30, 2009, and March 31, 2009, approximately $497 and $324 were identified as problematic and the inventory was marked down by $178 and $165, respectively.

During the three-months ended June 30, 2009, and 2008, the carrying value of certain inventory as reflected in our operating cash flows was reduced by $828 and $225, respectively, which was recorded in cost of goods sold in the accompanying unaudited Condensed Consolidated Statements of Operations.

As is more fully described in Note K, in December 2006, one of the Company’s licensors, GUESS? Inc., brought an action against the Company alleging that GUESS? fragrance products were being sold in unauthorized retail channels.  The Company entered into a settlement agreement with GUESS? that, among other things, requires pre-approval of each international customer to whom the Company sells GUESS? fragrances.  If the Company were to be found in breach of its agreement with GUESS?, at any point in the future, some of the remedies that they could pursue would include the termination or modification of the license agreement.

As of June 30, 2009, all of our inventory products are classified as current assets, as the Company believes that substantially all of such inventories will be used, in the ordinary course of business, during the next twelve months.

E.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2009	March 31, 2009	Estimated Life (in years)

XOXO	$4,285	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	857	839	5
Rihanna	641	—	5
Kanye West	641	—	5
Other	217	217	5-25
	9,461	8,161
Less – accumulated amortization	(6,485)	(6,276)
	$2,976	$1,885

During the years ended March 31, 2009, and 2008, the Company recorded impairment charges of $0 and $385, respectively, in connection with the XOXO license.  Given the current economic environment, the Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairment charges during the three-months ended June 30, 2009.  An analysis of the XOXO intangible assets as of June 30, 2009, is as follows:

Initial fair value	$5,800
Impairment charge recorded during the year ended March 31, 2007	(1,130)
Impairment charge recorded during the year ended March 31, 2008	(385)
4,285
Less: accumulated amortization	(3,726)
Net carrying value	$559

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands Development, LLC (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 6.7% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2009). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West.

Currently, Artistic Brands is in negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions for a worldwide fragrance license with a well-established female artist, referred to herein as the fourth artist. The Company will enter into sublicense agreements with Artistic Brands for Shawn “JAY-Z” Carter and the fourth artist to the extent the terms and conditions of the licenses entered into with such celebrities are generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to those celebrities.

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

Furthermore, in connection with the sublicense agreements, the Company issued, and may issue in the future, warrants to purchase shares of Parlux common stock, $0.01 par value, at a purchase price of $5.00 per share (“Warrants”) to Artistic Brands, the licensors, the celebrities, and their respective designated affiliates. The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and will expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee. The Company issued Warrants to purchase a total of 4,000,000 shares, consisting of Warrants for 2,000,000 shares in connection with the sublicense agreement for Rihanna, and Warrants for 2,000,000 shares in connection with the sublicense agreement for Kanye West. The licenses are recorded at the fair value of the warrants and will be amortized over a five-year period, commencing as of the date of the first shipment of each fragrance under the licenses (see Note B for further discussion).

Subject to stockholder approval and subject to entering into two additional licenses as discussed below, the Company will issue additional Warrants to purchase 1,000,000 shares each in connection with the sublicense agreements for Rihanna and Kanye West, for a total of 3,000,000 shares per sublicense.  In addition, subject to stockholder approval, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn “JAY-Z” Carter and the fourth artist, when such sublicenses are entered into. If all of the sublicenses are entered into, and stockholder approval is obtained for the subsequent Warrants to be issued, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense).

In addition, on April 3, 2009, the Company entered into a letter agreement with Artistic Brands and Rene Garcia, the manager of Artistic Brands, individually, allowing for the acceleration of vesting and immediate exercise of the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, or if definitive agreements for such a transaction is entered into by April 3, 2012 and consummated within ninety (90) days. In certain circumstances, the letter agreement provides for Artistic Brands to receive cash and/or securities valued up to $10 per share in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, with respect to the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West to the extent such shares have not been previously sold by the holder into the market or otherwise disposed of by the holder in a bona fide third party transaction.

F.

Borrowings

The composition of borrowings is as follows:

	June 30, 2009	March 31, 2009
Revolving credit facility payable to Regions Bank, interest at LIBOR plus the applicable margin at 4.55%.	$6,681	$—
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257, including imputed interest at 7.33%, through July 2009.	254	503
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $4, including imputed interest at 3.94%, through December 2009.	25	36
	$6,960	$539
Total borrowings

Bank Financing

On July 22, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (the “Bank”). The Loan Agreement provides up to $20,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or the Bank’s prime rate, at the Company’s option.

Substantially all of the Company’s assets collateralize the Loan Agreement. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of the Bank. The Loan Agreement also contains certain financial covenants as noted below.

On March 9, 2009, the Company entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with the Bank. The Amendment changes certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting of 4.25%. At June 30, 2009, $6,681 was outstanding on the line of credit.

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

As of June 30, 2009, we were in compliance with our applicable financial covenants in our Loan Agreement, as amended.  As of the filing of this report on Form 10-Q, we have approximately $6,100 in borrowings in excess of the borrowing base limitation under our Loan Agreement, as amended.  As a result, we may not be allowed to borrow additional funds under the credit facility and may be required to repay approximately $6,100 of the outstanding borrowings.

The Company believes that funds from operations will not be sufficient to meet the Company’s current operating and seasonal needs. As of June 30, 2009, the Company has borrowed the maximum available Credit under our Loan Agreement, totaling $6,681. The Company is currently in negotiations for a new credit facility to replace our existing facility.  We may be unable to obtain replacement credit facilities on favorable terms or at all.  Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain. There is no assurance that the Company could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if needed.

Capital Lease Financing

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,761 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. In accordance with the terms of the agreement, the advances bore interest at a rate of 1% per month until all payments were made, at which time the arrangement converted to a thirty-six month lease, which has been classified as a capital lease. The Company has an option to purchase the equipment and leasehold improvements at the end of the lease term for one dollar, which it did in July 2009.

On December 15, 2006, the Company entered into a lease agreement with International Business Machines (“IBM”) covering approximately $124 of computer equipment which has been classified as a capital lease. The Company has an option to purchase the computer equipment at the end of the lease term for one dollar.

G.

Related Party Transactions

	June 30, 2009	March 31, 2009

Accounts receivable from related parties:
Perfumania	$10,424	$12,423

	Three Months Ended June 30,
	2009	2008
Sales to related parties:
Perfumania	$5,001	$1,833

The Company had net sales of $5,001 and $1,833 during the three-month periods ended June 30, 2009, and 2008, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of Perfumania Holdings, Inc. It is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors.  Perfumania offers the Company the opportunity to sell its products in approximately 360 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years.  Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company at that time (10.1% at June 30, 2009), and accordingly, transactions with Perfumania continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years management has granted longer payment terms, taking into consideration the factors discussed above.  Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance.  Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $10,424 and $12,423 at June 30, 2009, and March 31, 2009, respectively.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.

On January 28, 2009, Perfumania filed a Form 8-K with the SEC disclosing that it was not in compliance with a certain debt covenant under its Senior Credit Facility triggering an event of default.  On May 26, 2009, Perfumania entered into a waiver and an amendment to its Senior Credit Facility, in which its bank lenders waived the financial covenants default under its Senior Credit Facility.  In addition, effective May 26, 2009, Perfumania entered into a Note and Subordination Amendment Agreement amending its subordinated debt obligations.  The Note and Subordination Amendment Agreement provides that no interest or principal under any of the subordinated notes may be paid until the commitment under the Senior Credit Facility terminates.  Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

H.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended June 30,
	2009	2008

Net loss	$(2,467)	$(4,883)
Weighted average number of shares issued	29,993,789	29,977,289
Weighted average number of treasury shares	(9,668,977)	(9,339,135)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,638,154
Basic net loss per common share	$(0.12)	$(0.24)
Diluted net loss per common share (1)	$(0.12)	$(0.24)
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	5,107,875	801,850
Exercise price	$0.82 to $5.55	$1.04 to $4.60

———————

(1)

In accordance with paragraph 15 of SFAS No. 128, “Earnings Per Share”, the number of shares utilized in the calculation of diluted (loss) earnings per share were the same as those used in the basic calculation of earnings per share for the periods ended June 30, 2009, and 2008, as we incurred a net loss for those periods.

I.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months ended June 30,
	2009	2008

Cash received for:
Income taxes	$306	$—
Cash paid for:
Interest	$56	$26
Income taxes	$91	$27

Supplemental disclosure of non-cash investing and financing activities is as follows:

•

The Company granted warrants to acquire the fragrance licensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $1,282, which is included in additional paid-in capital and trademarks and licenses, net in the accompanying unaudited Condensed Consolidated Balance Sheets (see Notes B and E for further discussion).

J.

Income Taxes

The tax benefit for the periods reflects an estimated effective rate of 38%.  Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material.  Income tax receivable at June 30, 2009, includes $3,156 of recoverable income taxes previously paid and $1,298 of estimated recoverable income taxes that will be offset by estimated income tax payable at year-end.

K.

License and Distribution Agreements

During the three-months ended June 30, 2009, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Ocean Pacific, XOXO, Paris Hilton, Andy Roddick, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and GUESS?. On June 30, 2008, the Company’s license with Maria Sharapova expired and the Company elected not to renew.

Ocean Pacific

In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four require the achievement of certain minimum net sales. The license requires the payment of minimum royalties, whether or not any product sales are made, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products.  The Company does not plan to renew this license.

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

Paris Hilton

Effective June 1, 2004, the Company entered into a definitive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During June 2009, we renewed, at the Company’s option, the license agreement for an additional five-year period through June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

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

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, the Company entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide exclusive licensing rights under this license.

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

Jessica Simpson

On June 21, 2007, the Company entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. The Company launched the first fragrance under this license during August 2008.

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the spring of 2010.

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

Queen Latifah

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. The Company launched the first fragrance under this license in late June 2009.

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

Rihanna

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive rights to worldwide fragrance license to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the fall of 2010.

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive rights to worldwide fragrance license to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped, but in no event later than April 30, 2015, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the fall of 2010.

Minimum Royalty Payments

Under all of these license agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is in compliance with all material obligations under the above agreements.

GUESS?

In December 2006, the Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it still represents a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, requires GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500, payable in nine equal monthly installments of $56, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement.  During the quarter ended March 31, 2007, the Company suspended shipments to international distributors. GUESS? has subsequently approved certain international distributors and the Company continues shipments to these approved distributors. This license is scheduled to expire on December 31, 2009, and will not be renewed beyond its current expiration date.

L.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the three month period ended June 30, 2009, totaled $275 and $3, respectively ($311 and $0 for the three-months ended June 30, 2008, respectively).  Included in inventories at June 30, 2009, is $521 and $95 relating to watches and handbags, respectively ($637 and $100 for watches and handbags at March 31, 2009). The Company anticipates preparing full segment disclosure if these operations become more significant.

M.

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

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. He has also moved to amend the complaint yet again. After a lengthy hearing, the court has permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009. No response is yet due.

The Third Amended Complaint claims damages to the Corporation based on (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of a 10-K for 2006 and a 10-Q for June 2006 and (3) intentionally stifling Parlux’s independent outside auditors in the commencement of the Company’s Sarbanes-Oxley review.

The first issue was extensively examined in relation to the earlier complaint and was found to be without merit, based on that preliminary review and discussions with the directors.   The Company has yet to investigate the facts surrounding the second and third claims.  A thorough analysis will be conducted when the response to the Third Amended Complaint is being prepared.

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint  the Company feels the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

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

N.

Recent Accounting Pronouncement

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) , which provided a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, with respect to non-financial assets and non-financial liabilities, disclosure requirements begin in fiscal year 2010. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which emphasizes that even if there has been a significant decrease in the volume and level of activity for an asset or liability, the objective of the fair value measurement remains the same. It is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other pronouncements under generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoptions of FSP 142-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods  of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in summarized financial information at interim reporting periods. It is effective for interim reporting periods ending after June 15, 2009. The adoption of FASB Staff Position FAS No. 107-1 and APB 28-1did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to establish general standards of accounting for and the disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which the Company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our  consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently reviewing the provisions of SFAS 168 to determine the impact on our  consolidated financial statements.

O.

Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of our filing of this Form 10-Q on August 7, 2009, and is not aware of any other subsequent event that would have a material impact on our accompanying unaudited Condensed Consolidated Financial Statements.

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: August 7, 2009

EXHIBIT INDEX

Exhibit #	Description

4.1

Form of Warrant (included as Exhibit D to the Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC), filed as Exhibit 10.1 hereto).

10.1

Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.2

Sublicense Agreement, dated April 7, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Rihanna.  License Agreement, dated April 3, 2009, by and between Combermere Entertainment Properties, LLC and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.3

Sublicense Agreement, dated April 7, 2009, dated April 4, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Kanye West. License Agreement, dated April 3, 2009, by and between Mascotte Holdings, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC).  (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.4	Letter Agreement, dated April 3, 2009, by and among Parlux Fragrances, Inc., Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) and Rene Garcia.

10.5	Executive Employment Agreement, dated June 5, 2009, by and between Parlux Fragrances, Inc. and Frank A. Buttacavoli.

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.