Form 10-Q
period 2009-09-30
PARLUX FRAGRANCES INC
filed 2009-11-05
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2009
Common Stock, $0.01 par value per share	20,324,812 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements.

See pages 18 to 38.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. We hold licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of Jessica Simpson, GUESS?, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, XOXO, Ocean Pacific (OP), Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2009. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by us or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and noted thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

Second Amendment to Loan Agreement and Amendment to Forbearance Agreement

On October 29, 2009, we entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions Bank (“Regions”) extending the forbearance period through February 15, 2010, and calling for us to repay the remaining loan balance over the course of the extension period. The Second Amendment calls for us to continue to comply with certain covenants with Regions under the Loan and Security Agreement (“Loan Agreement”), dated as of July 22, 2008, as amended by the Second Amendment. See Liquidity and Capital Resources and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

We are now in full compliance with all covenants under the Loan Agreement, as amended by the Second Amendment, and anticipate that we will be able to remain in compliance during the term of the extension. As of the filing of this Quarterly Report, we have approximately $4.7 million in outstanding borrowings under the Loan Agreement.

We continue to seek replacement financing with several potential sources with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. If the economy were to significantly decline further, or if one or more of our major customers were to default on payments due to us, our liquidity could be negatively affected and we would need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2009, a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-1 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-5 (“ASU No. 2009-5”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-5 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-5 did not have a material impact on our consolidated financial statements.

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

Since late 2008, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

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

Our license with GUESS?, which is scheduled to expire at the end of our third fiscal quarter on December 31, 2009, will not be renewed. As of September 30, 2009, our inventories of GUESS? products totaled $18.3 million ($27.7 million at March 31, 2009). We may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation. We continue to discuss the transition of any remaining inventory with GUESS? and its new fragrance licensee and have implemented a plan to reduce the inventory levels of the GUESS? products. At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee have the option of purchasing the remaining inventory, or the inventory must be destroyed. While we believe that our inventory position in GUESS? products is stated at its lower of cost or market, if, at the end of the license period, inventory levels are significant, and GUESS? or its new fragrance licensee elects not to purchase the entire remaining inventory, we could have a material inventory write-off.

We expect to offset any reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Jessica Simpson fragrances, Fancy and Fancy Love, and Paris Hilton fragrances, Fairy Dust and Siren, as well as sales from our recently licensed products launched during the quarter-ended September 30, 2009, including Queen Latifah, Josie Natori, and Marc Ecko fragrances. We anticipate launching a new fragrance under our recently signed Rihanna license in fiscal year 2011, which fiscal year begins April 1, 2010, and ends March 31, 2011. We also anticipate launching new fragrances for Kanye West and Shawn “Jay-Z” Carter in fiscal years 2011 and/or 2012.  During the six-months ended September 30, 2009, we anticipated a shift in our sales from international to domestic, in part due to our belief that GUESS? is a stronger international brand than several of our new fragrances launched in fiscal year 2010, as well as to global economic conditions. Over the next quarter, we anticipate an increase in international sales as the current volatility in the U.S. dollar has improved the purchasing power and cash flow of many of our international customers.

It is increasingly difficult to predict sales levels, and is even more difficult in the current challenging economic environment.

Results of Operations

During the six-months ended September 30, 2009, we experienced a 6% increase in overall sales, as compared to the six-months ended September 30, 2008. The increase was primarily due to improved sales resulting from the launches of our new products and brands in the first and second quarter of fiscal year 2010. Our domestic department stores business has continued to grow during a difficult retail climate, despite retailers drastically reducing inventory levels due to declining consumer traffic. Our overall sales for the second quarter met expectations; however, our overall sales during the first quarter were negatively affected by the global economic climate. Our total net sales during the six-months ended September 30, 2009, were less than originally anticipated, essentially due to an increase in returns and allowances in our domestic market, as a result of lower consumer traffic during the Mother’s and Father’s Day holidays, and lower than expected international and wholesale sales. However, our product sales mix, primarily due to an increase in domestic sales, resulted in improved margins and net income for the six-months ended September 30, 2009, as compared to a net loss for the same prior year period.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six-months ended September 30, 2009, and 2008, include $1.7 million and $2.6 million, respectively, ($1.0 million and $1.4 million for the three-months ended September 30, 2009, and 2008, respectively) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and six-month periods ended September 30, 2009, with the three and six-month periods ended September 30, 2008.

Net Sales

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Domestic sales	$18.6	18%	$15.6	$27.0	27%	$21.2
International sales	17.9	(1)%	18.2	28.1	(18)%	34.1
Unrelated customer sales	36.5	8%	33.8	55.1	0%	55.3
Related parties sales	20.0	8%	18.6	25.0	23%	20.4
Total net sales	$56.5	8%	$52.4	$80.1	6%	$75.7

———————

*

% change is based on unrounded numbers

During the three-months ended September 30, 2009, net sales increased 8% to $56.5 million, as compared to $52.4 million for the same prior year period. During the six-months ended September 30, 2009, net sales increased 6% to $80.1 million, as compared to $75.7 million for the same prior year period. The increase was primarily due to the launches of our new Jessica Simpson fragrance, Fancy Love, and our new Paris Hilton fragrance, Siren, in June 2009, and the launches of our new product brand fragrances, primarily in our domestic market, of Queen Latifah fragrance, Queen, in late June 2009, Josie Natori fragrance, Natori, in July 2009, and Marc Ecko fragrance, Ecko, in late September 2009.

For the three-months ended September 30, 2009, net sales to unrelated customers, which represented 65% of our total net sales increased 8% to $36.5 million, as compared to $33.8 million for the same prior year period. The increase in net sales was primarily due to an increase in sales to the U.S. department store sector. Net sales to the U.S. department store sector increased 18% to $18.6 million for the three-months ended September 30, 2009, as compared to $15.6 million for the same prior year period, while net sales to international distributors decreased 1% to $17.9 million from $18.2 million for the same prior year period. During the three-months ended September 30, 2009, the increase in sales in our domestic market was primarily due to sales of our new Jessica Simpson fragrance, Fancy Love, resulting in an increase in gross sales of $3.7 million, sales of our new Paris Hilton fragrance, Siren, resulting in gross sales of $2.0 million, and sales of our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $5.9 million. Additionally, in our domestic market we benefited from higher levels of sell-through in difficult economic conditions. During the three-months ended September 30, 2009, the decrease in international sales was partially offset by an increase of $1.1 million in gross sales of GUESS? brand fragrances, as compared to the same prior year period, which has typically had a stronger international brand presence. We anticipate an increase in international sales over the next quarter, as the current volatility in the U.S. dollar has improved the purchasing power and cash flow of many of our international customers.

For the six-months ended September 30, 2009, net sales to unrelated customers, which represented 69% of our total net sales remained fairly constant at $55.1 million, as compared to $55.3 million for the same prior year period, primarily due to a decrease in international sales and an increase in domestic sales, partially offset by an increase in sales returns and allowances in our domestic markets. Net sales to the U.S. department store sector increased 27% to $27.0 million for the six-months ended September 30, 2009, as compared to $21.2 million for the same prior year period, while net sales to international distributors decreased 18% to $28.1 million from $34.1 million for the same prior year period. During the six-months ended September 30, 2009, the increase in our domestic market was primarily due to sales of our new Jessica Simpson fragrance, Fancy Love, resulting in an increase in gross sales of $5.4 million, sales of our new Paris Hilton fragrance, Siren, resulting in gross sales of $3.0 million and sales of our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $6.1 million. The increase in our domestic sales was partially offset by an increase in sales returns and allowances, as compared to the same prior year period, reflecting a difficult retail climate with retailers drastically reducing inventory levels resulting from declining consumer traffic. During the six-months ended September 30, 2009, the decrease in international net sales was primarily due to a shift in our sales from international to domestic, as well as to global economic conditions. We anticipate an increase in international sales over the next quarter as noted above.

For the three-months ended September 30, 2009, sales to related parties increased 8% to $20.0 million, as compared to $18.6 million for the same prior year period.  For the six-months ended September 30, 2009, sales to related parties increased 23% to $25.0 million, as compared to $20.4 million for the same prior year period. The increase for the three and six-months ended September 30, 2009, is primarily due to an increase in gross sales of $3.7 million and $6.6 million, respectively, of GUESS? brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings. Inc. and sales to another related party Quality King Distributors, Inc. See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties.

Cost of Goods Sold

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Unrelated customers	$15.7	1%	$15.4	$23.9	(10)%	$26.6
As a % of unrelated customers net sales	43%		46%	43%		48%
Related parties	10.6	24%	8.6	13.1	43%	9.1
As a % of related parties net sales	53%		46%	52%		45%
Total cost of goods sold	$26.3	9%	$24.0	$37.0	3%	$35.7
As a % of net sales	47%		46%	46%		47%

———————

*

% change is based on unrounded numbers

For the three-months ended September 30, 2009, our overall cost of goods sold increased as a percentage of net sales to 47%, as compared to 46% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 43% and 53%, respectively, for the three-months ended September 30, 2009, as compared to 46% for both unrelated customers and related parties for the same prior year period. During the three-months ended September 30, 2009, the cost of sales to unrelated parties remained relatively constant as a result of increased sales to domestic retailers, which provide higher margins, offset by sales of slower moving merchandise to our unrelated international customers at lower margins. During the three-months ended September 30, 2009, cost of goods sold to related parties increased primarily due to an increase in related party sales of slower-moving merchandise and excess inventory, which resulted in lower margins.

For the six-months ended September 30, 2009, our overall cost of goods sold decreased as a percentage of net sales to 46%, as compared to 47% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 43% and 52%, respectively, for the six-month period ended September 30, 2009, as compared to 48% and 45%, respectively, for the same prior year period. Our sales to U.S. department store customers generally have a higher margin than sales to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. During the six-months ended September 30, 2009, our newly launched products sold primarily in our domestic market resulted in higher margins, as compared to the same prior year period. This increase was partially offset by higher international sales with lower margins and the increase in related parties cost of goods sold (as noted above).

Total Operating Expenses

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Advertising and promotional	$14.4	22%	$11.7	$22.3	5%	$21.3
As a % of net sales	25%		22%	28%		28%
Selling and distribution	3.5	(11)%	4.0	6.9	(14)%	8.1
As a % of net sales	6%		8%	9%		11%
Royalties	4.1	6%	3.9	6.8	4%	6.5
As a % of net sales	7%		7%	8%		9%
General and administrative	2.5	4%	2.4	4.6	(7)%	4.9
As a % of net sales	4%		5%	6%		7%
Depreciation and amortization	0.8	29%	0.6	1.5	19%	1.3
As a % of net sales	1%		1%	2%		2%
Total operating expenses	$25.3	12%	$22.6	$42.1	0%	$42.1
As a % of net sales	45%		43%	53%		56%

———————

*

% change is based on unrounded numbers

During the three-months ended September 30, 2009, total operating expenses increased 12% to $25.3 million from $22.6 million, increasing as a percentage of net sales to 45% from 43% in the same prior year period.  During the six-months ended September 30, 2009, total operating expenses remained constant at $42.1 million, decreasing as a percentage of net sales to 53% from 56% in the same prior year period, while at the same time launching five new products in the current fiscal year as compared to two new products in the prior fiscal year. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended September 30, 2009, advertising and promotional expenses increased 22% to $14.4 million, as compared to $11.7 million for the same prior year period, increasing as a percentage of net sales to 25% from 22%. For the six-months ended September 30, 2009, advertising and promotional expenses increased 5% to $22.3 million, as compared to $21.3 million for the same prior year period, remaining constant as percentage of net sales at 28%. The increase in advertising and promotional expense for the three and six-months ended September 30, 2009, is primarily due to the launches of Jessica Simpson fragrance, Fancy Love, and Paris Hilton fragrance, Siren, in June 2009, as well as our product launches of the new fragrances under our Queen Latifah, Josie Natori, and Mark Ecko licenses during the second quarter of fiscal year 2010, as compared to the launch of two fragrances, Jessica Simpson fragrance, Fancy, and Paris Hilton fragrance, Fairy Dust, in the same prior year period. The increase in advertising and promotional expense during the six-months ended September 30, 2009, was partially offset by reductions in advertising and demonstration costs and in-store representatives during the first quarter of fiscal year 2010. During the second quarter of fiscal year 2010, there was a targeted increase of $2.7 million in advertising and promotional expense, as compared to the same prior year period, resulting from the launches of the five new fragrances and in preparation of our important holiday season.

Selling and Distribution Costs

For the three-months ended September 30, 2009, selling and distribution costs decreased 11% to $3.5 million, as compared to $4.0 million for the same prior year period, decreasing as a percentage of sales to 6% from 8%. For the six-months ended September 30, 2009, selling and distribution costs decreased 14% to $6.9 million as compared to $8.1 million for the same prior year period, decreasing as a percentage of net sales to 9% from 11%. The decrease in selling and distribution costs was primarily due to lower warehouse operational costs of $1.0 million and $1.7 million, respectively, for the three and six-months ended September 30, 2009, as compared to $1.4 million and $2.6 million, respectively, in the same prior year periods. The decrease in selling and distribution costs was partially offset by additional selling expenses incurred with the launch of five new fragrances, as compared to two new fragrances in the same prior year period.

Royalties

For the three-months ended September 30, 2009, royalties increased by 6% to $4.1 million, as compared to $3.9 million for the same prior year period, remaining constant as a percentage of net sales at 7%. For the six-months ended September 30, 2009, royalties increased by 4% to $6.8 million, as compared to $6.5 million for the same prior year period, decreasing as a percentage of net sales to 8% from 9%. The increase in royalties for the three and six-month periods ended September 30, 2009, is the result of the current sales mix, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved. In fiscal year 2009, we assigned the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses, which began generating sublicensing revenues in August 2009. In fiscal year 2008, we sublicensed the international rights for the handbags, which continues to absorb a portion of the minimum royalty. We generated sublicense revenue of $0.2 million and $0.3 million, respectively, in the three and six-months ended September 30, 2009, as compared to $0.1 million and $0.2 million, respectively, for the same prior period, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

For the three-months ended September 30, 2009, general and administrative expenses increased 4% to $2.5 million, as compared to $2.4 million for the same prior year period, decreasing as a percentage of sales to 4% from 5%. The increase in general and administrative expenses was primarily due to an increase in bad debt expense, as compared to the same prior year period. During the comparable prior year period we reduced our reserves for uncollectible accounts receivable by $0.6 million as a result of a resolution of past due amounts from an international distributor.

For the six-months ended September 30, 2009, general and administrative expenses decreased 7% to $4.6 million, as compared to $4.9 million for the same prior year period, decreasing as a percentage of net sales to 6% from 7%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefit and insurance expenses, and lower professional fees, partially offset by an increase in bad debt expense, as compared to the same prior year period (as noted above).

Depreciation and Amortization

For the three-months ended September 30, 2009, depreciation and amortization increased 29% to $0.8 million, as compared to $0.6 million for the same prior year period, remaining constant as a percentage of net sales at 1%. For the six-months ended September 30, 2009, depreciation and amortization increased 19% to $1.5 million as compared to $1.3 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The increase for the three and six-months ended September 30, 2009, includes additional amortization of molds and tooling associated with the launches of our new brand products during fiscal years 2009 and 2010.

Operating Income (Loss)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Operating income (loss)	$4.9	(16)%	$5.8	$1.0	144%	$(2.2)
As a % of net sales	9%		11%	1%		(3)%
Net interest (expense) income	(0.1)	(28)%	0.1	(0.2)	(48)%	0.2
As a % of net sales	0%		0%	0%		0%
Foreign exchange gain (loss)	—	N/A	—	—	N/A	—
As a % of net sales	0%		0%	0%		0%
Income (loss) before income taxes	$4.8	(19)%	$5.9	$0.8	140%	$(2.0)
As a % of net sales	8%		11%	1%		(3)%

———————

*

% change is based on unrounded numbers

As a result of the above factors, we generated operating income of $4.9 million and $1.0 million for the three and six-months ended September 30, 2009, respectively, as compared to operating income of $5.8 million and an operating loss of $(2.2) million for the three and six-months ended September 30, 2008, respectively.

Net Interest Expense/Income

Net interest expense was $0.1 million and $0.2 million, respectively, for the three and six-months ended September 30, 2009, as compared to net interest income of $0.1 million and $0.2 million, respectively, for the same prior year periods, as we utilized a portion of our line of credit. During three and six-months ended September 30, 2008, we earned interest on our cash balances and did not utilize our line of credit.

Income (Loss) Before Income Taxes, Taxes, and Net Income (Loss)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Income (loss) before income taxes	$4.8	(19)%	$5.9	$0.8	140%	$(2.0)
As a % of net sales	8%		11%	1%		(3)%
Income tax provision (benefit)	1.8	19%	2.3	0.3	(140)%	(0.8)
As a % of net sales	3%		4%	0%		1%
Net income (loss)	$3.0	(19)%	$3.6	$0.5	140%	$(1.2)
As a % of net sales	5%		7%	1%		(2)%

———————

*

% change is based on unrounded numbers

For the three-months ended September 30, 2009, our income before income taxes was $4.8 million, as compared to $5.9 million for the same prior year period. For the six-months ended September 30, 2009, our income before income taxes was $0.8 million, as compared to a loss before income taxes of $(2.0) million for the same prior year period. Our tax provision in the current year and our tax benefit in the prior year reflects an estimated effective tax rate of 38%. Actual tax benefits realized may be greater or less than amounts recorded, and such differences may be material.

As a result, we earned net income of $3.0 million for the three-months ended September 30, 2009, as compared to $3.6 million in the same prior year period. For the six-months ended September 30, 2009, we earned net income of $0.5 million, as compared to incurring a net loss of $(1.2) million for the same prior year period.

Liquidity and Capital Resources

Working capital was $102.9 million at September 30, 2009, as compared to $102.5 million at March 31, 2009, primarily due to an increase in accounts receivables from an increase in net sales for the six-months ended September 30, 2009, partially offset by the borrowings under our line of credit.

Cash Flows

Cash and cash equivalents decreased by $0.4 million during the six-months ended September 30, 2009, and increased by $2.8 million during the six-months ended September 30, 2008.

Cash Flows from Operating Activities

During the six-months ended September 30, 2009, net cash used in operating activities was $4.9 million, as compared to net cash provided by operating activities of $3.4 million during the same prior year period. The current year activity reflects an increase in trade receivables from both related and unrelated parties primarily resulting from an increase in net sales, and an increase in prepaid promotional expense, accrued expenses and accounts payable resulting from the launches of our new brand products. The prior year operating activity reflects an increase in trade receivables from unrelated parties resulting from higher net sales and an increase in inventories, accounts payable and accrued expenses in preparation of the holiday season.

Cash Flows from Investing Activities

During the six-months ended September 30, 2009, net cash used in investing activities was $1.7 million, as compared $0.1 million during the same prior year period. The current year activity reflects the purchase of certain molds and tooling relating to the launches of our new brand products, while the prior year investing activities reflects a lower purchase of equipment.

Cash Flows from Financing Activities

During the six-months ended September 30, 2009, net cash provided by financing activities was $6.2 million, as compared to net cash used in financing activities of $0.5 million during the same prior year period. The current year activity reflects a $6.7 million drawdown under our line of credit, offset by $0.5 million in repayments of our capital leases, while the prior year financing activity was primarily due to the repayments of our capital leases.

Our Ratios and Other Matters

As of September 30, 2009, and 2008, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2009	2008

Trade receivables - Unrelated (1)	94	101
Trade receivables - Related parties (2)	56	95
Inventories	329	285

———————

(1)

Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $7.0 million and $6.4 million in 2009 and 2008, respectively.

(2)

Based upon the seasonal nature of our sales to Perfumania and Quality King, the calculation of number of days sales in trade receivables is based on the actual agings as of September 30, 2009, and 2008, respectively.

Our total net sales during the six-months ended September 30, 2009, were less than originally anticipated, essentially due to an increase in returns and allowances in our domestic market, as a result of lower consumer traffic during the Mother’s and Father’s Day holidays, and lower than expected international and wholesale sales.

During the six-months ended September 30, 2009, the decrease in the number of days sales in trade receivables in 2009 from 2008 for unrelated customers was mainly attributable to our international distributors. The current volatility in the U.S. dollar has improved the purchasing power and cash flow of many of our international customers. We expect this trend to continue over the next quarter. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

We had net sales of $25.0 million and $20.4 million during the six-month periods ended September 30, 2009, and 2008, respectively, ($20.0 million and $18.6 million during the three-month periods ended September 30, 2009, and 2008, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, promotional wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania and Quality King and the sales amounts during the respective periods for each related party.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter. Perfumania is currently performing under the terms of its credit arrangements. No allowance for credit loss has been recorded as of

September 30, 2009. Management will continue to closely monitor all developments with respect to its extension of credit to Perfumania.

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

As of September 30, 2009, the number of days sales in inventory increased to 329 days from 285 days at September 30, 2008, mainly the result of the current economic conditions. During the first quarter of fiscal year 2010, we adjusted our production forecasts in light of the current global economic conditions. At the end of the current period, our inventory balances increased due to the preparation of our new product launches in fiscal year 2010, and the forecasted sales increases for these products. These increases were offset by significant decreases in our GUESS? inventory prior to the expiration of our license agreement. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products, while our inventory of GUESS? brand fragrances (currently $18.3 million) will continue to decrease as we approach the end of our license agreement. We believe that the carrying value of our inventory at September 30, 2009, based on current conditions, is stated at the lower of cost or market.

Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. Also, during the six-months ended September 30, 2009, we increased our production in anticipation of the launches of the new Jessica Simpson fragrance, Fancy Love, and Paris Hilton fragrance, Siren, in June 2009, Queen Latifah fragrance, Queen, in late June 2009, Josie Natori fragrance, Natori, in July 2009, and the launch of Marc Ecko fragrance in late September 2009. We believe, based upon projected sales and current circumstances, that all inventory will be utilized within the next twelve months.

Share Repurchases

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our lender. Our lender’s approval was received on October 24, 2008. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares. As of September 30, 2009, we had repurchased, under all phases of our common stock buy-back program, a total of 11,718,977 shares at a cost of $40.4 million.

Our Debt

On July 22, 2008, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (“Regions”). The Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or Regions’ prime rate, at our option.

Substantially all of our assets collateralize our Loan Agreement. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of Regions. The Loan Agreement also contains certain financial covenants as noted below.

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting at 4.25%. At September 30, 2009, $6.7 million was outstanding under the line of credit.

Prior to December 31, 2009, the borrowing base amount is the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary)

of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount is the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as the Bank deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, are not considered an eligible account. A tangible net worth covenant has been added, requiring us to maintain a tangible net worth of not less than $85 million at all times. We are required to obtain written consent from Regions prior to repurchasing shares of our common stock, including repurchases which have been previously authorized under our existing stock buy-back program. We are no longer required to pay a non-utilization fee.

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

	Quarter Ended			Rolling Nine Months
	March 31, 2009	June 30, 2009	September 30, 2009
(Unaudited)	(in thousands)
EBITDA:

Net income (loss)	$1,491	$(2,467)	$2,969	$1,993
Interest	16	56	97	169
Taxes	1,253	(1,512)	1,820	1,561
Depreciation and amortization	622	687	812	2,121
Non-cash expenses (issuance of options and warrants)	70	82	82	234
EBITDA	$3,452	$(3,154)	$5,780	$6,078

				September 30, 2009
(Unaudited)				(in thousands)
Tangible Net Worth:

Total assets				$148,398
Intangible assets				2,765
				145,633
Total Liabilities				35,966
Tangible Net Worth				$109,667

On August 31, 2009, we entered into a Forbearance Agreement (“Forbearance Agreement”) regarding our Loan Agreement with Regions. The Forbearance Agreement was entered into to address our outstanding borrowing as of June 30, 2009, in excess of the limitation in our Loan Agreement, as amended. As of June 30, 2009, our outstanding principle balance under the Loan Agreement was $6.7 million. Pursuant to the Loan Agreement, our outstanding principal balance at no time should exceed the revolving loan availability, as defined in the Loan Agreement. The revolving loan availability as of June 30, 2009, was $0.2 million, resulting in an excess of the revolving loan availability in the amount of $6.5 million. Under the Forbearance Agreement, Regions agreed to forbear from any legal action to accelerate our obligations to the bank until October 28, 2009, subject to no further events of default under the terms of our Loan Agreement, as amended.

On October 29, 2009, we entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions extending the forbearance period through February 15, 2010, and calling for us to repay the remaining loan balance over the course of the extension period, as noted in the table below. The Second Amendment calls for us to continue to comply with certain covenants with Regions under the Loan Agreement, as amended by the Second Amendment. See Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

We are required to repay the remaining outstanding principal balance over the course of the extension period as follows:

Payment Date	Payment Amount

November 30, 2009	$1.0 million
December 31, 2009	$1.6 million
February 1, 2010	$1.0 million
February 15, 2010	The remaining outstanding principal balance of the revolving loan.

We are now in full compliance with all covenants under the Loan Agreement, as amended by the Second Amendment, and anticipate that we will be able to remain in compliance during the term of the extension. As of the filing of this report on Form 10-Q, we have approximately $4.7 million in outstanding borrowings under the Loan Agreement.

As of September 30, 2009, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital expenditures.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through March 31, 2010. We continue to seek replacement financing with several potential sources with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

If the economy were to significantly decline further, or if one or more of our major customers were to default on payments due to us, our liquidity could be negatively affected and we would need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

During the quarter ended September 30, 2009, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2009.

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

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There were no depositions and none were scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, we were advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. The documents provide no support for any of the claims.

We then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. We were then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel opposed that motion on the grounds that a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion was held on December 19, 2008, and the motion to amend was denied by the Court.

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. Counsel has also moved to amend the complaint yet again. After a lengthy hearing, the Court has permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009.

The Third Amended Complaint claims damages to us based on allegations of (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of an Annual Report on Form 10-K for 2006 and a Quarterly Report on Form 10-Q for June 2006 and (3) intentionally stifling Parlux’s independent outside auditors in the commencement of our Sarbanes-Oxley review.

The first issue was extensively examined in relation to the earlier complaint and was found to be without merit, based on that preliminary review and discussions with the directors. Based upon our detailed discussions with our counsel, we believe that there are meaningful defenses to claims (2) and (3) although discovery will be required to reach a final conclusion as to these matters. An answer was filed to the Third Amended Complaint on October 2009 essentially denying the substantive allegations.

Discovery has commenced. One deposition has been taken and others are scheduled for November and December 2009. We have requested a date for the deposition of the new plaintiff.

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

Item 1A.

Risk Factors

There were no material changes during the quarter ended September 30, 2009, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, except as follows:

Failure to obtain financing in advance of next year’s major production season could result in cash flow difficulties and disruptions in our supply chain.

We continue to seek replacement financing with several potential sources with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. We may be unable to obtain replacement credit facilities on favorable terms or at all. If we are not able to find a financing source before our next production and are not able to obtain a replacement credit facility, we would be required to develop an alternative source of liquidity, which could be exceedingly difficult in the current economy.  If we sell equity securities, it could result in dilution to existing stockholders. Without an available source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults on Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company did not submit any actions for shareholder approval during the quarter ended September 30, 2009.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit #	Description
10.1

Forbearance Agreement, effective as of August 31, 2009, by and between Parlux Fragrances, Inc. and Parlux Ltd. and Regions Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 2, 2009, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,670	$6,088
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $7,022 and $3,476, respectively	21,144	15,111
Trade receivables from related parties	18,026	12,423
Income tax receivable	133	3,156
Inventories	66,426	66,737
Prepaid promotional expenses, net	12,654	10,013
Prepaid expenses and other current assets, net	11,401	11,098
Deferred tax assets, net	3,421	4,048
TOTAL CURRENT ASSETS	138,875	128,674

Equipment and leasehold improvements, net	3,305	2,735
Trademarks and licenses, net	2,765	1,885
Deferred tax assets, net	1,483	1,448
Other	1,970	1,962
TOTAL ASSETS	$148,398	$136,704
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$6,695	$539
Accounts payable	25,313	23,747
Accrued expenses and income taxes payable	3,958	1,934
TOTAL CURRENT LIABILITIES	35,966	26,220
TOTAL LIABILITIES	35,966	26,220
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2009, and March 31, 2009	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 29,993,789 shares issued at September 30, 2009, and March 31, 2009	300	300
Additional paid-in capital	103,315	101,869
Retained earnings	44,090	43,588
	147,705	145,757
Less 9,668,977 shares of common stock in treasury, at cost, at September 30, 2009, and March 31, 2009	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	112,432	110,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$148,398	$136,704

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Unrelated customers, including licensing fees of $19 and $38 for the three and six months ended September 30, 2009, and 2008, respectively	$36,455	$33,822	$55,098	$55,293
Related parties	20,006	18,570	25,007	20,403
	56,461	52,392	80,105	75,696
Cost of goods sold:
Unrelated customers	15,662	15,462	23,916	26,619
Related parties	10,660	8,585	13,079	9,128
	26,322	24,047	36,995	35,747
Operating expenses:
Advertising and promotional	14,353	11,722	22,354	21,364
Selling and distribution	3,545	3,975	6,939	8,105
Royalties	4,064	3,850	6,764	6,477
General and administrative, including share-based compensation expense of $82 and $164 for the three and six months ended September 30, 2009, respectively, and $34 and $68 for the three and six months ended September 30, 2008, respectively	2,479	2,381	4,591	4,941
Depreciation and amortization	812	631	1,499	1,257
Total operating expenses	25,253	22,559	42,147	42,144

Operating income (loss)	4,886	5,786	963	(2,195)
Other income (expense):
Interest income	—	111	1	246
Interest expense and bank charges	(97)	(22)	(153)	(48)
Foreign exchange gain (loss)	—	2	(1)	(1)
Income (loss) before income taxes	4,789	5,877	810	(1,998)
Income tax provision (benefit)	1,820	2,233	308	(759)
Net income (loss)	$2,969	$3,644	$502	$(1,239)

Income (loss) per common share:
Basic	$0.15	$0.18	$0.02	$(0.06)
Diluted	$0.14	$0.17	$0.02	$(0.06)

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except per share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number of Shares	Par Value			Number of Shares	Cost
BALANCE at March 31, 2009	29,993,789	$300	$101,869	$43,588	9,668,977	$(35,273)	$110,484
Net income	—	—	—	502	—	—	502
Issuance of warrants in connection with sublicense agreements acquired	—	—	1,282	—	—	—	1,282
Share-based compensation from option grants	—	—	164	—	—	—	164
BALANCE at September 30, 2009	29,993,789	$300	$103,315	$44,090	9,668,977	$(35,273)	$112,432

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$502	$(1,239)

Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Share-based compensation expense	164	68
Depreciation and amortization	1,499	1,257
Provision (recovery) for doubtful accounts	305	(13)
Write downs of prepaid promotional supplies	970	487
Deferred income tax provision	592	192
Changes in assets and liabilities:
Increases in trade receivables - customers	(6,338)	(4,768)
(Increase) decrease in trade receivables - related parties	(5,603)	36
Decrease (increase) in income tax receivable	3,023	(871)
Decrease (increase) in inventories	311	(7,605)
Increases in prepaid promotional expenses	(3,611)	(878)
Increases in prepaid expenses and other current assets	(303)	(603)
(Increase) decrease in other non-current assets	(8)	62
Increases in accounts payable	1,566	15,296
Increases in accrued expenses and income taxes payable	2,024	1,984
Total adjustments	(5,409)	4,644
Net cash (used in) provided by operating activities	(4,907)	3,405
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(1,650)	(81)
Purchases of trademarks	(17)	(55)
Net cash used in investing activities	(1,667)	(136)
Cash flows from financing activities:
Proceeds - line of credit, net	6,681	—
Repayments on capital leases	(525)	(488)
Excess tax deficiency resulting from exercise of warrants	—	(114)
Proceeds from issuance of common stock	—	5
Proceeds from issuance of common stock from treasury shares	—	122
Net cash provided by (used in) financing activities	6,156	(475)
Net (decrease) increase in cash and cash equivalents	(418)	2,794
Cash and cash equivalents, beginning of period	6,088	21,408
Cash and cash equivalents, end of period	$5,670	$24,202

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited Condensed Consolidated Financial Statements. It is suggested that these unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC on May 22, 2009.

The accompanying unaudited Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented in thousands, except for per share data. The previous amounts reported have been changed to conform to the current period presentation for consistency and comparability between the periods.

B.

Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued under the 2007 Plan, of which 580,000 options were granted (including 30,000 options granted during April 2009, 100,000 options granted during June 2009, and 60,000 options granted during October 2009, as discussed below).

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

On October 13, 2009, the Company granted 60,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its four non-employee directors, to acquire common stock during a five-year period at $2.18 per share, the closing price of the stock on October 13, 2009. The fair value of the options was determined to be $79, which will be expensed as shared-based compensation during the third quarter of our fiscal year ending March 31, 2010.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at September 30, 2009), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

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

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $1,282, which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets.

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

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the six-months ended September 30, 2009, and 2008, was $164 and $68, respectively.

The following table summarizes the stock option and warrant activity during the six-months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of March 31, 2009	982,175	$2.87	3.04	$—
Granted	4,130,000	4.89	7.66	—
Exercised	—	—	—	—
Forfeited	(7,500)	2.82	4.16	—
Outstanding as of September 30, 2009	5,104,675	$4.51	6.68	$395,080
Exercisable as of September 30, 2009	717,050	$2.48	2.22	$395,080

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the first quarter of fiscal year 2009. The difference between the original cost of the treasury shares $177 and the proceeds received from the warrant holder $122 was recorded as a reduction in retained earnings.

During the year-end March 31, 2008, a deferred tax benefit of $192 was provided on these warrants in connection with the share-based compensation charge from fiscal 2007. During the six-months ended September 30, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise.

Proceeds relating to the exercise of all options and warrants during the six-months ended September 30, 2009, and 2008, were $0 and $127, respectively.

The following table summarizes information about the options and warrants outstanding at September 30, 2009, of which 717,050 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

		$0.82	30,000	$0.82	4.75	$40,200
$1.04	-	$1.22	364,000	$1.20	1.09	347,680
$1.80	-	$2.71	238,325	$2.27	4.40	7,200
$3.30	-	$4.60	469,850	$4.22	3.16	—
$5.00	-	$5.55	4,002,500	$5.00	7.75	—
			5,104,675	$4.51	6.68	$395,080

C.

Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.

Inventories

As of September 30, 2009, the Company’s inventories of GUESS? products totaled $18,318 ($27,700 at March 31, 2009). As the Company’s license with GUESS expires on December 31, 2009, and will not be renewed, the Company may be required to record charges to operations to reduce the recorded value of such inventories to the amounts which would be realized upon their sale or liquidation. The Company continues to discuss the transition of any remaining inventory with GUESS? and its new fragrance licensee and has implemented a plan to reduce the inventory levels of the GUESS? products. At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee have the option of purchasing the remaining inventory, or the inventory must be destroyed. While the Company believes that its inventory position in GUESS? products is stated at its lower of cost or market, if, at the end of the license period, inventory levels are significant, and GUESS? or its new licensee elects not to purchase the entire remaining inventory, the Company could have a material inventory write-off.

The categories of inventories are as follows:

	September 30, 2009	March 31, 2009
Finished products:
Fragrances	$38,875	$41,464
Watches	540	633
Handbags	96	100
Components and packaging material:
Fragrances	23,430	20,519
Watches	4	4
Raw material	3,481	4,017
	$66,426	$66,737

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

Inventories and write-downs, by major categories, as of September 30, 2009, and March 31, 2009, are as follows:

	September 30, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$41,331	$24,551	$3,604	$69,486
Less write-downs	1,820	1,117	123	3,060
Net inventories	$39,511	$23,434	$3,481	$66,426

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$44,099	$21,464	$4,182	$69,745
Less write-downs	1,902	941	165	3,008
Net inventories	$42,197	$20,523	$4,017	$66,737

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

As of September 30, 2009, and March 31, 2009, management determined that approximately $3,248 and $3,938, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was marked down by $1,820 at September 30, 2009, and $1,902 at March 31, 2009, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of September 30, 2009, and March 31, 2009, approximately $1,901 and $12,857, respectively, were identified as potentially problematic and the inventory was marked down by $1,117 and $941, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of September 30, 2009, and March 31, 2009, approximately $424 and $324 were identified as potentially problematic and the inventory was marked down by $123 and $165, respectively.

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

As of September 30, 2009, all of our inventory products are classified as current assets, as the Company believes that substantially all of such inventories will be used, in the ordinary course of business, during the next twelve months.

E.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2009	March 31, 2009	Estimated Life (in years)

XOXO	$4,285	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	856	839	5
Rihanna	641	—	5
Kanye West	641	—	5
Other	217	217	5-25
	9,460	8,161
Less – accumulated amortization	(6,695)	(6,276)
	$2,765	$1,885

During the years ended March 31, 2009, and 2008, the Company recorded impairment charges of $0 and $385, respectively, in connection with the XOXO license. Given the current economic environment, the Company performs a review of its trademark and license intangible assets on a quarterly basis. As a result, the Company determined that there were no impairment charges during the six-months ended September 30, 2009. An analysis of the XOXO intangible assets as of September 30, 2009, is as follows:

Initial fair value	$5,800
Impairment charge recorded during the year ended March 31, 2007	(1,130)
Impairment charge recorded during the year ended March 31, 2008	(385)
4,285
Less: accumulated amortization	(3865)
Net carrying value	$420

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands Development, LLC (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2009). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West.

Currently, Artistic Brands is in negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions for a worldwide fragrance license with a well-established female artist, referred to herein as the fourth artist. The Company will enter into sublicense agreements with Artistic Brands for Shawn “JAY-Z” Carter and the fourth artist to the extent the terms and conditions of the licenses entered into with such celebrities are generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to those celebrities, subject to stockholder approval of the additional warrants as discussed below.

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

In addition, on April 3, 2009, the Company entered into a letter agreement with Artistic Brands and Rene Garcia, the manager of Artistic Brands, individually, allowing for the acceleration of vesting and immediate exercise of the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, or if definitive agreements for such a transaction is entered into by April 3, 2012, and consummated within ninety (90) days. In certain circumstances, the letter agreement provides for Artistic Brands to receive cash and/or securities valued up to $10 per share in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, with respect to the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West to the extent such shares have not been previously sold by the holder into the market or otherwise disposed of by the holder in a bona fide third party transaction.

F.

Borrowings

The composition of borrowings is as follows:

	September 30, 2009	March 31, 2009
Revolving credit facility payable to Regions Bank, interest at LIBOR plus the applicable margin at 4.58%.	$6,681	$—
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257, including imputed interest at 7.33%, through July 2009.	—	503
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $4, including imputed interest at 3.94%, through December 2009.	14	36
	$6,695	$539
Total borrowings

Bank Financing

On July 22, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (the “Regions”). The Loan Agreement provides up to $20,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or Regions’ prime rate, at the Company’s option.

Substantially all of the Company’s assets collateralize the Loan Agreement. The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of Regions. The Loan Agreement also contains certain financial covenants as noted below.

On March 9, 2009, the Company entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting at 4.25%. At September 30, 2009, $6,681 was outstanding under the line of credit.

Prior to December 31, 2009, the borrowing base amount is the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount is the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deems reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, are not considered an eligible account. A tangible net worth covenant has been added, requiring the Company to maintain a tangible net worth of not less than $85,000 at all times. The Company is required to obtain written consent from Regions prior to repurchasing shares of our common stock, including repurchases which have been previously authorized under our existing stock buy-back program. The Company is no longer required to pay a non-utilization fee.

On August 31, 2009, the Company entered into a Forbearance Agreement (“Forbearance Agreement”) regarding the Loan Agreement with Regions. The Forbearance Agreement was entered into to address the Company’s outstanding borrowings as of June 30, 2009, in excess of the limitation in the Loan Agreement, as amended. As of June 30, 2009, the Company’s outstanding principle balance under the Loan Agreement was $6,681. Pursuant to the Loan Agreement, the outstanding principal balance at no time should exceed the revolving loan availability, as defined in the Loan Agreement. The revolving loan availability as of June 30, 2009, was $208, resulting in an excess of the revolving loan availability in the amount of $6,473. Under the Forbearance Agreement, Regions agreed to forbear from any legal action to accelerate the Company’s obligation to the bank until October 28, 2009, subject to no further events of default under the terms of the Loan Agreement, as amended.

On October 29, 2009, the Company entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions extending the forbearance period through February 15, 2010, and calling for the Company to repay the remaining loan balance over the course of the extension period, as noted in the table below. The Second Amendment calls for the Company to continue to comply with certain covenants with Regions under the Loan Agreement, as amended by the Second Amendment.

The Company is required to repay the remaining outstanding principal balance over the course of the extension period as follows:

Payment Date	Payment Amount

November 30, 2009	$1,000
December 31, 2009	$1,600
February 1, 2010	$1,000
February 15, 2010	The remaining outstanding principal balance of the revolving loan.

The Company is now in full compliance with all covenants under the Loan Agreement, as amended by the Second Amendment, and anticipates that it will be able to remain in compliance during the term of the extension. As of the filing of this report on Form 10-Q, we have $4,681 in outstanding borrowings.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through March 31, 2010. The Company continues to seek replacement financing with several potential sources with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. The Company may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, the Company could experience cash flow difficulties and disruptions in its supply chain. There is no assurance that the Company could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

Capital Lease Financing

During May 2006, the Company entered into an agreement with Provident Equipment Leasing (“Provident”) covering approximately $2,761 of certain warehouse equipment and leasehold improvements to be purchased for the Company’s new leased distribution center in New Jersey. Provident advanced, on behalf of the Company, progress payments to various suppliers based on the work completed. In accordance with the terms of the agreement, the advances bore interest at a rate of 1% per month until all payments were made, at which time the arrangement converted to a thirty-six month lease, which has been classified as a capital lease. In July 2009, the Company exercised its option to purchase the equipment and leasehold improvements at the end of the lease term for one dollar.

On December 15, 2006, the Company entered into a lease agreement with International Business Machines (“IBM”) covering approximately $124 of computer equipment which has been classified as a capital lease. The Company has an option to purchase the computer equipment at the end of the lease term for one dollar.

G.

Related Party Transactions

	September 30, 2009	March 31, 2009

Accounts receivable from related parties:
Perfumania	$10,342	$12,423
Quality King	7,684	—
	$18,026	$12,423

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Sales to related parties:
Perfumania	$10,915	$18,570	$15,916	$20,403
Quality King	9,091	—	9,091	—
	$20,006	$18,570	$25,007	$20,403

The Company had net sales of $25,007 and $20,403 during the six-month periods ended September 30, 2009, and 2008, respectively, ($20,006 and $18,570 during the three-month periods ended September 30, 2009, and 2008, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 360 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at September 30, 2009), and accordingly, transactions with Perfumania continue to be presented as related party transactions. During the three and six months ended September 30, 2009, the Company reported sales to Perfumania approximating $10,915 and $15,916, respectively ($18,570 and $20,403, respectively, for the three and six months ended September 30, 2008).

The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, promotional wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. During the quarter ended September 30, 2009, the Company sold approximately $9,091 of products to Quality King.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $10,342 and $12,423 at September 30, 2009, and March 31, 2009, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board. The Company’s invoice terms to Quality King are stated as sixty days. Net trade accounts receivable owed by Quality King to the Company totaled $7,684 at September 30, 2009.  Given the relationship between Perfumania and Quality King, management performs similar reviews and analyses as it does for Perfumania, monitoring the activity of Quality King for compliance with their terms and limits.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

H.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2009	2008

Net income	$2,969	$3,644
Weighted average number of shares issued	29,993,789	29,977,697
Weighted average number of treasury shares	(9,668,977)	(9,297,377)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,680,320
Basic net income per common share	$0.15	$0.18
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,680,320
Effect of dilutive securities:
Stock options and warrants	153,810	418,080
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,478,622	21,098,400
Diluted net income per common share	$0.14	$0.17

	Six Months Ended September 30,
	2009	2008

Net income (loss)	$502	$(1,239)
Weighted average number of shares issued	29,993,789	29,977,494
Weighted average number of treasury shares	(9,668,977)	(9,318,142)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,324,812	20,659,352
Basic net income (loss) per common share(1)	$0.02	$(0.06)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,659,352
Effect of dilutive securities:
Stock options and warrants(1)	153,810	—
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,478,622	20,659,352
Diluted net income (loss) per common share(1)	$0.02	$(0.06)
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	4,459,675	799,750
Exercise price	$0.82 to $5.55	$1.04 to $5.55

———————

(1)

The number of shares utilized in the calculation of diluted (loss) earnings per share were the same as those used in the basic calculation of (loss) earnings per share for the six-months ended September 30, 2008, as we incurred a loss for the period.

I.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months Ended September 30,
	2009	2008
Cash received for:
Income taxes	$3,628	$1
Cash paid for:
Interest	$153	$48
Income taxes	$124	$34

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

J.

Income Taxes

The tax provision/(benefit) for the periods reflect an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at September 30, 2009, includes $133 of recoverable state income taxes previously paid. During the six-months ended September 30, 2009, the Company received tax refunds of $3,523 and $105, respectively, relating to prior year federal and state income taxes ($3,217 and $105, respectively, during the three-months ended September 30, 2009). In connection with the filing of the Company’s income tax returns for the fiscal year ended March 31, 2009, the Company accelerated certain deductions for income tax purposes, which resulted in an additional $552 of refunds than initially estimated at March 31, 2009.

K.

License and Distribution Agreements

During the six-months ended September 30, 2009, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Ocean Pacific, XOXO, Paris Hilton, Andy Roddick, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and GUESS?. On June 30, 2008, the Company’s license with Maria Sharapova expired and the Company elected not to renew.

Ocean Pacific

In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four require the achievement of certain minimum net sales. The license requires the payment of minimum royalties, whether or not any product sales are made, which decline as a percentage of net sales as net sales volume increases, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. The Company has notified the licensor that it does not plan to renew this license.

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

Josie Natori

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, or December 31, 2012, depending on the first product launch date, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in July 2009.

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

Marc Ecko

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in late September 2009.

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

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive rights to worldwide fragrance license to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped, but in no event later than April 30, 2015, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in fiscal year 2011 or 2012.

Minimum Royalty Payments

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

L.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the six- months ended September 30, 2009, totaled $692 and $3, respectively ($1,101 and $57 for the six-months ended September 30, 2008, respectively). Included in inventories at September 30, 2009, is approximately $544 and $96 relating to watches and handbags, respectively ($637 and $100 for watches and handbags at March 31, 2009). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. Since that time there has been extremely limited discovery conducted in the case. Some documents have been produced. Narrow interrogatories were answered. There were no depositions and none were scheduled. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. A number of months ago, the Company was advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. The documents provide no support for any of the claims.

The Company then sought to take the deposition of the remaining plaintiff, who lives in Seattle. He declined to travel due to a long-standing “fear of flying” and filed a motion on August 4, 2008, for a protective order from the Court. The Court denied the motion and required him to appear in Florida for his deposition. As a consequence of this ruling, his counsel then informed us that this plaintiff, too, was withdrawing from the case due to this travel requirement, leaving no plaintiff. The Company was then served with a motion on September 15, 2008, to further amend the complaint by inserting a new plaintiff. Our counsel opposed that motion on the grounds that a person not a party to the case has no standing to move to amend the complaint. A hearing on that motion was held on December 19, 2008, and the motion to amend was denied by the Court.

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. Counsel has also moved to amend the complaint yet again. After a lengthy hearing, the Court has permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009.

The Third Amended Complaint claims damages to the Company based on allegations of (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of an Annual Report on Form 10-K for 2006 and a Quarterly Report on Form 10-Q for June 2006 and (3) intentionally stifling Parlux’s independent outside auditors in the commencement of the Company’s Sarbanes-Oxley review.

The first issue was extensively examined in relation to the earlier complaint and was found to be without merit, based on that preliminary review and discussions with the directors. Based upon our detailed discussions with the Company’s counsel, the Company believes that there are meaningful defenses to claims (2) and (3) although discovery will be required to reach a final conclusion as to these matters. An answer was filed to the Third Amended Complaint on October 2009 essentially denying the substantive allegations.

Discovery has commenced. One deposition has been taken and others are scheduled for November and December 2009. The Company has requested a date for the deposition of the new plaintiff.

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

N.

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-1 (“ASU No. 2009-1”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-1, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-1 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-1 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-5 (“ASU No. 2009-5”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-5 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-5 did not have a material impact on our consolidated financial statements.

O.

Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of our filing of this Form 10-Q on November 5, 2009, and, except for the Second Amendment to the Loan Agreement as discussed in Note F, is not aware of any other subsequent event that would have a material impact on our accompanying unaudited Condensed Consolidated Financial Statements.

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ NEIL J. KATZ
Neil J. Katz, Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 5, 2009

EXHIBIT INDEX

Exhibit #	Description
10.1

Forbearance Agreement, effective as of August 31, 2009, by and between Parlux Fragrances, Inc. and Parlux Ltd. and Regions Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 2, 2009, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.