Form 10-Q
period 2009-12-31
PARLUX FRAGRANCES INC
filed 2010-02-04
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2009

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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2010
Common Stock, $0.01 par value per share	20,354,812 shares

PART I. – FINANCIAL INFORMATION

UNAUDITED

Item 1.

Financial Statements.

See pages 20 to 41.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Parlux Fragrances, Inc. is a manufacturer and international distributor of prestige products. We hold licenses for Paris Hilton fragrances, watches, cosmetics, sunglasses, handbags and other small leather accessories in addition to licenses to manufacture and distribute the designer fragrance brands of Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, XOXO, Ocean Pacific (OP), Andy Roddick, babyGund, and Fred Hayman Beverly Hills.

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

Recent Developments

New Chairman and Chief Executive Officer

On January 26, 2010, we announced the resignation of Neil J. Katz from his position as Chairman and Chief Executive Officer of the Company.  Mr. Katz had held this position since July 2007.  He is expected to remain with the Company as a director and consultant.

On January 26, 2010, we announced that Frederick E. Purches, founder of the Company, and previous Chairman, has assumed the position of Chairman and Interim Chief Executive Officer of the Company.  Mr. Purches was previously the President and Chief Executive Officer of Helena Rubinstein/Giorgio Armani Fragrances before founding Parlux, and has served as a consultant to Parlux for over fifteen years.   Our Board of Directors intends to undertake an executive search for a permanent Chief Executive Officer, and has not established any timeframe to complete that search.

Special Stockholders Meeting

On December 18, 2009, our stockholders approved all proposals presented at our special stockholders meeting.  The proposals included the following: (1) a proposal to approve an amendment to our certificate of incorporation to increase the total number of shares of common stock that we are authorized to issue from 30,000,000 to 40,000,000 shares and (2) a proposal to approve, in accordance with Nasdaq Marketplace Rule 5635(d), the issuance of warrants to purchase an aggregate of up to 8,000,000 shares of our common stock at an exercise price of $5.00 per share in connection with the Artistic Brands Development, LLC licenses.  See Notes B and E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

Second Amendment to Loan Agreement and Amendment to Forbearance Agreement

On October 29, 2009, we entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions Bank (“Regions”) extending the forbearance period through February 15, 2010, and calling for us to repay the remaining loan balance over the course of the extension period. The Second Amendment requires us to continue to comply with certain covenants with Regions under the Loan and Security Agreement (“Loan Agreement”), dated as of July 22, 2008, as amended by the Second Amendment.

As of December 31, 2009, we were not in compliance with our fixed charge coverage and funded debt to EBITDA covenants under the Loan Agreement, as amended by the Second Amendment. As of the filing of this Quarterly Report, we have approximately $1.1 million in outstanding borrowings under the Loan Agreement, which is scheduled for repayment on February 15, 2010.  See Liquidity and Capital Resources and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

We continue to seek replacement financing with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. If the economy were to significantly decline further, or if one or more of our major customers were to default on payments due to us, our liquidity could be negatively affected and we would need to obtain additional financing. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

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

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-01 (“ASU No. 2009-01”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-01, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-01 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-05 (“ASU No. 2009-05”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-05 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-05 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-01 (“ASU No. 2010-01”), Accounting for Distributions to Shareholders with Components of Stock and Cash, under Topic 505, Equity.  This update amends the accounting for a distribution to shareholders that allows the ability to elect to receive the distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  This update clarifies that the stock portion of the distribution is to be reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 206, Equity and Earnings Per Share.  ASU No. 2010-01 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2009, and is applied retrospectively.  The adoption of ASU No. 2010-01 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-02 (“ASU No. 2010-02”), Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification, under Topic 810, Consolidation, to amend the accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity or that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  This update also expands the disclosure about the deconsolidation of a subsidiary or group of assets within the scope of Subtopic 810-10 (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  ASU No. 2010-02 is effective for financial statements issued for interim or annual periods ending on or after December 15, 2009.  The adoption of ASU No. 2010-02 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have a material impact on our consolidated financial statements. We are currently accessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

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

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift giving periods. Substantial sales often occur during the final month of each quarter. This practice assumes activities in future periods will support planned objectives, but there can be no assurance that this will be achieved and future periods may be negatively affected.

Our license with GUESS? expired on December 31, 2009, and was not renewed. As of December 31, 2009, our inventories of GUESS? products totaled $10.7 million ($27.7 million at March 31, 2009). During the quarter ended December 31, 2009, we recorded additional charges of $1.4 million to cost of sales to reduce the recorded value of such inventories to the amounts which we estimate could be realized upon their sale or liquidation. In addition, during the nine-months ended December 31, 2009, we wrote-off approximately $1.4 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense. At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee have the option of purchasing the remaining inventory, or the inventory must be destroyed. We continue to discuss the transition of any remaining inventory with GUESS? and its new fragrance licensee. While we believe that our carrying value of the GUESS? product inventory is stated at its lower of cost or market, if our discussions with GUESS? and its new fragrance licensee are unsuccessful, or GUESS? or its new fragrance licensee elects not to purchase the entire remaining inventory, we could have an additional material inventory write-off.

We expect to partially offset reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Jessica Simpson fragrances, Fancy and Fancy Love, and Paris Hilton fragrances, Fairy Dust and Siren, as well as sales from our recently licensed products launched during the second quarter of fiscal year 2010, including Queen Latifah, Josie Natori, and Marc Ecko fragrances. We anticipate launching a new fragrance under our recently signed Rihanna license in fiscal year 2011, which fiscal year begins April 1, 2010, and ends March 31, 2011.

Results of Operations

During the nine-months ended December 31, 2009, we experienced a 6% increase in overall sales, as compared to the nine-months ended December 31, 2008. The increase was primarily due to improved sales resulting from the launches of our new products and brands in the first and second quarter of fiscal year 2010. Although our domestic department store gross sales increased slightly over the same prior year period, this increase did not meet expectations, as we experienced larger than expected product returns during this difficult retail climate. Further, the domestic department store retailers have drastically reduced inventory levels due to declining consumer traffic. Our international sales decreased during the current year period, as compared to the same prior year period, however, this was offset by an increase in related party sales. Our overall sales for the third quarter continued to be negatively affected by the global economic climate. However, our reductions in operational expenses resulted in a reduced net loss for the nine-months ended December 31, 2009, as compared to the same prior year period.

During the quarter ended December 31, 2009, we transferred $3.5 million of GUESS? brand inventory to its new fragrance licensee at our original cost. This transfer of inventory, along with the cost of sales and inventory write-downs, have been classified as “Sales- expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2009.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine-months ended December 31, 2009, and 2008, include $3.1 million and $4.1 million, respectively, ($1.3 million and $1.5 million for the three-months ended December 31, 2009, and 2008, respectively) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and nine-month periods ended December 31, 2009, with the three and nine-month periods ended December 31, 2008.

Net Sales

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Domestic sales	$16.9	(30)%	$24.2	$43.8	(3)%	$45.3
International sales	14.3	(1)%	14.4	42.5	(13)%	48.5
Unrelated customer sales	31.2	(19)%	38.6	86.3	(8)%	93.8
Related parties sales	15.6	78%	8.7	40.6	39%	29.2
Sales – expired license	3.5	100%	—	3.5	100%	—
Total net sales	$50.3	6%	$47.3	$130.4	6%	$123.0

———————

*

% change is based on unrounded numbers

During the three-months ended December 31, 2009, net sales increased 6% to $50.3 million, as compared to $47.3 million for the same prior year period.  During the nine-months ended December 31, 2009, net sales increased 6% to $130.4 million, as compared to $123.0 million for the same prior year period. The increase was primarily due to the launches of our new Jessica Simpson fragrance, Fancy Love, and our new Paris Hilton fragrance, Siren, in June 2009, and the launches of our new product brand fragrances, primarily in our domestic market, of Queen Latifah fragrance, Queen, in late June 2009, Josie Natori fragrance, Natori, in July 2009, and Marc Ecko fragrance, Ecko, in late September 2009.   In addition, during the three and nine-months ended December 31, 2009, we had additional net sales of $3.5 million from the transition of the GUESS? brand products sold to its new fragrance licensee, at cost, as a result of the expiration of the GUESS? fragrance license, which is classified as Sales-expired license in the accompanying unaudited Condensed Consolidated Statements of Operations.  See Note D to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

For the three-months ended December 31, 2009, net sales to unrelated customers, which represented 62% of our total net sales decreased 19% to $31.2 million, as compared to $38.6 million for the same prior year period. The decrease in net sales was primarily due to a decrease in sales to the U.S. department store sector. Net sales to the U.S. department store sector decreased 30% to $16.9 million for the three-months ended December 31, 2009, as compared to $24.2 million for the same prior year period, while net sales to international distributors decreased 1% to $14.3 million from $14.4 million for the same prior year period. During the three-months ended December 31, 2009, the decrease in sales in our domestic market was primarily due to larger than expected after-holiday product returns during a difficult retail climate with store retailers drastically reducing inventory levels due to declining consumer traffic.  In addition, our domestic market sales were impacted by a significant reduction of GUESS? brand product sales, as the department stores prepared for the transition of the GUESS? brand products to its new fragrance licensee. The decrease in domestic sales was partially offset by the sales of our new Jessica Simpson fragrance, Fancy Love, resulting in an increase in gross sales of $3.3 million, sales of our new Paris Hilton fragrance, Siren, resulting in an increase in gross sales of $1.8 million, sales of our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $4.6 million, and sales of our new Marc Ecko fragrance, Ecko, resulting in an increase in gross sales of $2.5 million.  During the three-months ended December 31, 2009, the decrease in international sales was partially offset by an increase of $2.5 million in gross sales of GUESS? brand fragrances, as compared to the same prior year period, as our international distributors purchased GUESS? brand products in anticipation of the expiration of the license.

For the nine-months ended December 31, 2009, net sales to unrelated customers, which represented 66% of our total net sales decreased 8% to $86.3 million, as compared to $93.8 million for the same prior year period, primarily due to a decrease in international and domestic sales, resulting from the current global economic conditions.  Net sales to the U.S. department store sector decreased 3% to $43.8 million for the nine-months ended December 31, 2009, as compared to $45.3 million for the same prior year period, while net sales to international distributors decreased 13% to $42.5 million from $48.5 million for the same prior year period. During the nine-months ended December 31, 2009, the decrease in our domestic market was primarily due to an increase in sales returns and allowances resulting from a difficult retail climate with store retailers drastically reducing inventory levels due to declining consumer traffic and GUESS? transition, as discussed above.  The decrease in domestic sales was partially offset by the sales of our new Jessica Simpson fragrance, Fancy Love, resulting in an increase in gross sales of $8.6 million, sales of our new Paris Hilton fragrance, Siren, resulting in an increase in gross sales of $4.8 million, sales of our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $10.6 million, and sales of our new Marc Ecko fragrance, Ecko, resulting in an increase in gross sales of $4.2 million.   During the nine-months ended December 31, 2009, the decrease in international net sales was primarily due to a shift in our focus from international to domestic sales, as our new licenses were initially launched in the domestic channel, where these new products have more appeal.  The continuing global economic malaise also negatively affected our sales.

For the three-months ended December 31, 2009, sales to related parties increased 78% to $15.6 million, as compared to $8.7 million for the same prior year period.  For the nine-months ended December 31, 2009, sales to related parties increased 39% to $40.6 million, as compared to $29.2 million for the same prior year period. The increase for the three and nine-months ended December 31, 2009, as compared to the same prior year period, is primarily due to an increase in gross sales of $3.1 million and $9.7 million, respectively, of GUESS? brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings. Inc.  In addition to our sales to Perfumania and Quality King, we had net sales of $2.2 million for the three and nine-months ended December 31, 2009, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party.  See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties.

Cost of Goods Sold

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Unrelated customers	$16.0	(13)%	$18.3	$39.9	(11)%	$44.9
As a % of unrelated customers net sales	51%		47%	46%		48%
Related parties	10.7	104%	5.3	23.8	65%	14.4
As a % of related parties net sales	69%		60%	59%		49%
Cost of sales – expired license	4.9	100%	—	4.9	100%	—
As a % of expired license net sales	141%		0%	141%		0%
Total cost of goods sold	$31.6	34%	$23.6	$68.6	16%	$59.3
As a % of net sales	63%		50%	53%		48%

———————

*

% change is based on unrounded numbers

For the three-months ended December 31, 2009, our overall cost of goods sold increased as a percentage of net sales to 63%, as compared to 50% for the same prior year period.  Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 51% and 69%, respectively, for the three-months ended December 31, 2009, as compared to 47% and  60%, respectively, for the same prior year period.  During the three-months ended December 31, 2009, the cost of sales to unrelated parties increased as a result of increased sales to domestic retailers, which provide higher margins, offset by sales of slower moving merchandise to our unrelated international customers at lower margins. During the three-months ended December 31, 2009, cost of goods sold to related parties increased primarily due to an increase in related party sales of slower-moving merchandise and excess inventory, which resulted in lower margins.  In addition, with the expiration of our GUESS? license, we offered additional incentives in order to reduce our GUESS? inventory.

During the three and nine-months ended December 31, 2009, we incurred additional cost of goods sold of $4.9 million, from the transition of the GUESS? brand products sold to its new fragrance licensee, which includes a provision of  $1.4 million for the write-down of the remaining GUESS inventory resulting from the expiration of the GUESS? fragrance license, which is classified as Cost of sales-expired license in the accompanying unaudited Condensed Consolidated Statements of Operations.  See Note D to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

For the nine-months ended December 31, 2009, our overall cost of goods sold increased as a percentage of net sales to 53%, as compared to 48% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 46% and 59%, respectively, for the nine-month period ended December 31, 2009, as compared to 48% and 49%, respectively, for the same prior year period. Our sales to U.S.

department store customers generally have a higher margin than sales to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. During the nine-months ended December 31, 2009, our newly launched products sold primarily in our domestic market resulting in higher margins, as compared to the same prior year period. This increase was partially offset by higher international sales with lower margins and the increase in related parties cost of goods sold (as noted above).

Total Operating Expenses

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Advertising and promotional	$16.7	(9)%	$18.4	$39.1	(2)%	$39.7
As a % of net sales	33%		39%	30%		32%
Selling and distribution	3.6	(26)%	5.0	10.6	(19)%	13.0
As a % of net sales	7%		10%	8%		11%
Royalties	3.9	4%	3.7	10.6	4%	10.2
As a % of net sales	8%		8%	8%		8%
General and administrative	2.3	(32)%	3.4	6.9	(17)%	8.4
As a % of net sales	5%		7%	5%		7%
Depreciation and amortization	0.8	20%	0.6	2.3	20%	1.9
As a % of net sales	2%		1%	2%		2%
Total operating expenses	$27.3	(12)%	$31.1	$69.5	(5)%	$73.2
As a % of net sales	54%		66%	53%		60%

———————

*

% change is based on unrounded numbers

During the three-months ended December 31, 2009, total operating expenses decreased 12% to $27.3 million from $31.1 million, decreasing as a percentage of net sales to 54% from 66% in the same prior year period.  During the nine-months ended December 31, 2009, total operating expenses decreased 5% to $69.5 million from $73.2 million, decreasing as a percentage of net sales to 53% from 60% in the same prior year period, while at the same time launching five new products in the current fiscal year as compared to two new products in the prior fiscal year. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended December 31, 2009, advertising and promotional expenses decreased 9% to $16.7 million, as compared to $18.4 million for the same prior year period, decreasing as a percentage of net sales to 33% from 39%.  For the nine-months ended December 31, 2009, advertising and promotional expenses decreased 2% to $39.1 million, as compared to $39.7 million for the same prior year period, decreasing as a percentage of net sales to 30% from 32%.   The decrease in advertising and promotional expense for the three-months ended December 31, 2009, is primarily due to a reduction in advertising and demonstration costs of $1.7 million, as compared to the same prior year period.  During the nine-months ended December 31, 2009, the decrease in advertising cost of $0.7 million was partially offset by an increase in promotional expense relating to the launches of Jessica Simpson fragrance, Fancy Love, and Paris Hilton fragrance, Siren, in June 2009, as well as our product launches of the new fragrances under our Queen Latifah, Josie Natori, and Mark Ecko licenses during the second quarter of fiscal year 2010, as compared to the launch of two fragrances, Jessica Simpson fragrance, Fancy, and Paris Hilton fragrance, Fairy Dust, in the same prior year period.  In addition, during the nine-months ended December 31, 2009, we wrote-off approximately $1.4 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense.

Selling and Distribution Costs

For the three-months ended December 31, 2009, selling and distribution costs decreased 26% to $3.6 million, as compared to $5.0 million for the same prior year period, decreasing as a percentage of sales to 7% from 10%.  For the nine-months ended December 31, 2009, selling and distribution costs decreased 19% to $10.6 million, as compared to $13.0 million for the same prior year period, decreasing as a percentage of net sales to 8%

from 11%. The decrease in selling and distribution costs was primarily due to a decrease in sales personnel, and the related benefit and insurance expenses both in our domestic and international markets, and a decrease in individual sales representative commissions in our international markets.  In addition, we incurred lower warehouse operational costs of $1.3 million and $3.1 million, respectively, for the three and nine-months ended December 31, 2009, as compared to $1.5 million and $4.1 million, respectively, in the same prior year periods.

Royalties

For the three-months ended December 31, 2009, royalties increased by 4% to $3.9 million, as compared to $3.7 million for the same prior year period, remaining constant as a percentage of net sales at 8%.  For the nine-months ended December 31, 2009, royalties increased by 4% to $10.6 million, as compared to $10.2 million for the same prior year period, remaining constant as a percentage of net sales at 8%.  The increase in royalties for the three and nine-month periods ended December 31, 2009, is the result of the current sales mix, and reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, for which minimum sales levels were not achieved. In fiscal year 2009, we assigned the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses, which began generating sublicensing revenues in August 2009. In fiscal year 2008, we sublicensed the international rights for the handbags, which continues to absorb a portion of the minimum royalty. We generated sublicense revenue for these two licenses of $0.2 million and $0.5 million, respectively, in the three and nine-months ended December 31, 2009, as compared to $0.1 million and $0.3 million, respectively, for the same prior period, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

For the three-months ended December 31, 2009, general and administrative expenses decreased 32% to $2.3 million, as compared to $3.4 million for the same prior year period, decreasing as a percentage of sales to 5% from 7%.  For the nine-months ended December 31, 2009, general and administrative expenses decreased 17% to $6.9 million, as compared to $8.4 million for the same prior year period, decreasing as a percentage of net sales to 5% from 7%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefit and insurance expenses, partially offset by an increase in professional fees, as compared to the same prior year period.

Depreciation and Amortization

For the three-months ended December 31, 2009, depreciation and amortization increased 20% to $0.8 million, as compared to $0.6 million for the same prior year period, increasing as a percentage of net sales to 2% from 1%.  For the nine-months ended December 31, 2009, depreciation and amortization increased 20% to $2.3 million as compared to $1.9 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The increase for the three and nine-months ended December 31, 2009, includes additional amortization of molds and tooling associated with the launches of our new brand products during fiscal years 2009 and 2010.

Operating Loss

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Operating loss	$(8.6)	(17)%	$(7.4)	$(7.6)	20%	$(9.5)
As a % of net sales	17%		16%	6%		8%
Net interest (expense) income	(0.1)	(74)%	0.1	(0.3)	(23)%	0.2
As a % of net sales	0%		0%	0%		0%
Foreign exchange loss	—	N/A	—	—	N/A	—
As a % of net sales	0%		0%	0%		0%
Loss before income taxes	$(8.7)	(20)%	$(7.3)	$(7.9)	15%	$(9.3)
As a % of net sales	17%		15%	6%		8%

———————

*

% change is based on unrounded numbers

As a result of the above factors, we incurred an operating loss of $(8.6) million and $(7.6) million for the three and nine-months ended December 31, 2009, respectively, as compared to $(7.4) million and $(9.5) million for the three and nine-months ended December 31, 2008, respectively.

Net Interest Expense/Income

Net interest expense was $0.1 million and $0.3 million, respectively, for the three and nine-months ended December 31, 2009, as compared to net interest income of $0.1 million and $0.2 million, respectively, for the same prior year periods, as we utilized a portion of our line of credit. During three and nine-months ended December 31, 2008, we earned interest on our cash balances and did not utilize our line of credit.

Loss Before Income Taxes, Taxes, and Net Loss

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

		% Change*			% Change*
	2009		2008	2009		2008
(in millions)
Loss before income taxes	$(8.7)	(20)%	$(7.3)	$(7.9)	15%	$(9.3)
As a % of net sales	17%		15%	6%		8%
Income tax benefit	(3.3)	20%	(2.8)	(3.0)	(15)%	(3.5)
As a % of net sales	7%		6%	2%		3%
Net loss	$(5.4)	(20)%	$(4.5)	$(4.9)	15%	$(5.8)
As a % of net sales	11%		10%	4%		5%

———————

*

% change is based on unrounded numbers

For the three-months ended December 31, 2009, our loss before income taxes was $(8.7) million, as compared to $(7.3) million for the same prior year period. For the nine-months ended December 31, 2009, our loss before income taxes was $(7.9) million, as compared to $(9.3) million for the same prior year period. Our tax benefit in the current and prior year reflects an estimated effective tax rate of 38%. Actual tax benefits realized may be greater or less than amounts recorded, and such differences may be material.

As a result, we incurred a net loss of $(5.4) million for the three-months ended December 31, 2009, as compared to $(4.5) million in the same prior year period. For the nine-months ended December 31, 2009, we incurred a net loss of $(4.9) million, as compared to $(5.8) million for the same prior year period.

Liquidity and Capital Resources

Working capital was $94.8 million at December 31, 2009, as compared to $102.5 million at March 31, 2009, primarily the result of a net loss for the nine-months ended December 31, 2009, and the classification of certain inventory as non-current.

Cash Flows

Cash and cash equivalents increased by $4.9 million during the nine-months ended December 31, 2009, and decreased by $11.5 million during the nine-months ended December 31, 2008.

Cash Flows from Operating Activities

During the nine-months ended December 31, 2009, net cash provided by operating activities was $5.0 million, as compared to net cash used in operating activities of $9.5 million during the same prior year period. The current year activity reflects a decrease in inventories primarily resulting from an increase in net sales, partially offset by a decrease in accounts payable resulting from the cash flows from the sales of our new brand products. The prior year operating activity reflects an increase in inventories, prepaid expenses and other current assets, account payable and accrued expenses due to the launch of two brand products in fiscal year 2009 and the anticipated launches during fiscal year 2010.

Cash Flows from Investing Activities

During the nine-months ended December 31, 2009, net cash used in investing activities was $1.7 million, as compared $0.2 million during the same prior year period. The current year activity reflects the purchase of certain molds and tooling relating to the launches of our new brand products, while the prior year investing activities reflects a lower purchase of equipment.

Cash Flows from Financing Activities

During the nine-months ended December 31, 2009, net cash provided by financing activities was $1.5 million, as compared to net cash used in financing activities of $1.8 million during the same prior year period. The current year activity reflects a $2.1 million net drawdown under our line of credit, offset by $0.5 million in repayments of our capital leases, while the prior year financing activity was primarily due to the repayments of our capital leases and the purchase of $1.2 million in treasury stock.

Our Ratios and Other Matters

As of December 31, 2009, and 2008, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2009	2008

Trade receivables - Unrelated (1) (3)	66	88
Trade receivables - Related parties (2)	129	119
Inventories (3)	172	280

———————

(1)

Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $9.7 million and $9.0 million in 2009 and 2008, respectively.

(2)

Based upon the seasonal nature of our sales to Perfumania and Quality King, the calculation of number of days sales in trade receivables is based on the actual agings as of December 31, 2009, and 2008, respectively.

(3)

These calculations exclude the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrances licensee as of December 31, 2009.

Our total net sales during the nine-months ended December 31, 2009, were less than originally anticipated, essentially due to an increase in returns and allowances in our domestic market, as a result of lower consumer traffic during the holiday seasons, and lower than expected international and wholesale sales.

During the nine-months ended December 31, 2009, the decrease in the number of days sales in trade receivables in 2009 from 2008 for unrelated customers was mainly attributable to our international distributors. The current volatility in the U.S. dollar has improved the purchasing power and cash flow of many of our international customers. We expect this trend to continue over the next quarter. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

We had net sales of $38.3 million and $29.2 million during the nine-month periods ended December 31, 2009, and 2008, respectively, ($13.3 million and $8.7 million during the three-month periods ended December 31, 2009, and 2008, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”), and to Quality King Distributors, Inc. (“Quality King”). The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, promotional wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are also presented as related party transactions. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter. Perfumania is currently performing under the terms of its credit arrangements. No allowance for credit loss has been recorded as of December 31, 2009. Between January 1, 2010 and February 4, 2010, we received $5.8 million from Perfumania in payment of its outstanding balance.  Management will continue to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to its sales to Perfumania and Quality King, we had net sales of $2.2 million for the three and nine-months ended December 31, 2009, to Jacavi, a fragrance distributor.  Jacavi’s managing member is Rene Garcia (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2009, and is one of the principals of Artistic Brands Development, LLC. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.). These sales are included as related party sales in the accompanying unaudited Condensed Consolidated Statements of Operations.

See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania, Quality King, and Jacavi and the trade receivables and sales amounts during the respective periods for each related party.

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

As of December 31, 2009, the number of days sales in inventory decreased to 172 days from 280 days at December 31, 2008, mainly the result of the increase in net sales of our new brand products and the write-down of slow moving inventories.  Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season.  At the end of the current period, our inventory balances decreased due the launches of our new brand products in fiscal year 2010 and the sales of our GUESS? brand products prior to the expiration of our license agreement. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products, while our inventory of GUESS? brand fragrances (currently $10.7 million) will continue to decrease as we transition our remaining inventory of GUESS? products to its new fragrance licensee or the inventory must be destroyed. We believe that the carrying value of our inventory at December 31, 2009, based on current conditions, is stated at the lower of cost or market.

We are currently in negotiations with GUESS? and its new licensee regarding the transition of the remaining GUESS? inventory. While we believe that our carrying value of the GUESS? products inventory is stated at its lower of cost or market, if our discussions with GUESS? and its new licensee are unsuccessful, GUESS? or its new fragrance licensee elects not to purchase the entire remaining inventory, we could have an additional inventory write-off, which could be material.  We anticipate that the remaining inventory will be sold over a period of twelve to twenty-four months.  As a result, we have recorded $3.7 million of the remaining inventory as non-current in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2009.

Share Repurchases and Reissuances

On October 16, 2008, our Board approved the reinstatement of our common stock buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our lender. Our lender’s approval was received on October 24, 2008. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares. As of December 31, 2009, we had repurchased, under all phases of our common stock buy-back program, a total of 11,718,977 shares at a cost of $40.4 million and reissued a total of 2,050,000 shares at a cost of $5.1 million.

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

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting at 4.25%. At December 31, 2009, $2.1 million was outstanding under the line of credit.

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

		Quarter Ended			Rolling Twelve Months
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
(Unaudited)		(in thousands)
EBITDA:

Net income (loss)	$1,491	$(2,467)	$2,969	$(5,426)	$(3,433)
Interest	16	56	97	131	300
Taxes	1,253	(1,512)	1,820	(3,326)	(1,765)
Depreciation and amortization	622	687	812	755	2,876
Non-cash expenses (issuance of options and warrants)	70	82	82	192	426
EBITDA	$3,452	$(3,154)	$5,780	$(7,674)	$(1,596)

					December 31, 2009
(Unaudited)					(in thousands)
Tangible Net Worth:

Total assets					$127,061
Intangible assets					4,847
					122,214
Total Liabilities					17,591
Tangible Net Worth					$104,623

On August 31, 2009, we entered into a Forbearance Agreement (“Forbearance Agreement”) regarding our Loan Agreement with Regions. The Forbearance Agreement was entered into to address our outstanding borrowing as of June 30, 2009, in excess of the limitation in our Loan Agreement, as amended. As of June 30, 2009, our outstanding principal balance under the Loan Agreement was $6.7 million. Pursuant to the Loan Agreement, our outstanding principal balance at no time should exceed the revolving loan availability, as defined in the Loan Agreement. The revolving loan availability as of June 30, 2009, was $0.2 million, resulting in an excess of the revolving loan availability in the amount of $6.5 million. Under the Forbearance Agreement, Regions agreed to forbear from any legal action to accelerate our obligations to the bank until October 28, 2009, subject to no further events of default under the terms of our Loan Agreement, as amended.

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

We were required to repay the remaining outstanding principal balance over the course of the extension period as follows (as of the date of this Quarterly Report, the three installments through February 1, 2010, have been paid as scheduled):

Payment Date	Payment Amount

November 30, 2009	$1.0 million
December 31, 2009	$1.6 million
February 1, 2010	$1.0 million
February 15, 2010	The remaining outstanding principal balance of the revolving loan.

As of December 31, 2009, we were not in compliance with our fixed charge coverage and funded debt to EBITDA covenants under the Loan Agreement, as amended by the Second Amendment.  As of the filing of this report on Form 10-Q, we have approximately $1.1 million in outstanding borrowings under the Loan Agreement.  This amount is scheduled to be repaid by February 15, 2010.

As of December 31, 2009, we did not have any “off-balance sheet” arrangements as that term is defined in Regulation S-K item 303(a) 4, nor do we have any material commitments for capital expenditures.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through June 30, 2010. We continue to seek replacement financing with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. We may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and disruptions in our supply chain. There is no assurance that we could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

During the quarter ended December 31, 2009, there have been no material changes in the information about market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2009.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and an abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that our stock might be delisted because of a delay in meeting SEC filing requirements.

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

The Third Amended Complaint claims damages to us based on allegations of (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of an Annual Report on Form 10-K for 2006 and a Quarterly Report on Form 10-Q for June 2006 and (3) intentionally stifling our independent outside auditors in the commencement of our Sarbanes-Oxley review.

Based on preliminary review and discussions with the directors and detailed discussions with our counsel, we believe that there are meaningful defenses to the claims although discovery will be required to reach a final conclusion as to these matters. An answer was filed to the Third Amended Complaint on September 14, 2009, essentially denying the substantive allegations.

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. A representative of our former independent outside auditors, as well as one of our consultants have been deposed. A deposition of the new plaintiff has been set for early February 2010.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment.  A hearing has been scheduled for February 4, 2010. A memorandum of law opposing the motion will be filed before the hearing.

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

Item 1A.

Risk Factors

There were no material changes during the quarter ended December 31, 2009, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009, except as follows:

Failure to obtain financing in advance of next year’s major production season could result in cash flow difficulties and disruptions in our supply chain.

We continue to seek replacement financing with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. We may be unable to obtain replacement credit facilities on favorable terms or at all. If we are not able to find a financing source before our next production and are not able to obtain a replacement credit facility, we would be required to develop an alternative source of liquidity, which could be exceedingly difficult in the current economy. If we sell equity securities, it could result in dilution to existing stockholders. Without an available source of financing, we could experience cash flow difficulties and disruptions in our supply chain.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults on Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on October 13, 2009. The following is a summary of the proposals and corresponding votes.

Nomination and Election of Directors, Amendment to Bylaws, and Ratification of Appointment of Independent Auditors

All five nominees named in the proxy statement were elected with each director receiving votes as follows:

Nominee	For	Withheld
Neil J. Katz	14,625,280	2,977,952
Anthony D’Agostino	14,538,962	3,064,270
Esther Egozi Choukroun	14,580,357	3,022,875
Glenn H. Gopman	14,782,236	2,820,996
Robert Mitzman	14,830,512	2,772,720

The amendment to our Bylaws to change the number of directors from six to at least five was approved by the stockholders as follows:

For	Against	Abstain
11,700,882	5,842,713	59,634

The ratification of our current independent auditors, MarcumRachlin, a division of Marcum LLP, was approved by our stockholders as follows:

For	Against	Abstain
17,324,430	129,779	149,024

We held a Special Meeting of Stockholders on December 18, 2009.  The following is a summary of the proposals and corresponding votes.

Amendment to our Certificate of Incorporation and Issuance of Warrants

The amendment to our certificate of incorporation to increase the total number of shares of common stock that we are authorized to issue from 30,000,000 to 40,000,000 shares, was approved by our stockholders as follows:

For	Against	Abstain
17,613,456	789,713	100,564

The issuance of warrants to purchase an aggregate of up to 8,000,000 shares of common stock at an exercise price of $5.00 per share in connection with the Artistic Brands Development, LLC licenses was approved, in accordance with Nasdaq Market place Rule 5635(d), by our stockholders as follows:

For	Against	Abstain	Broker non-votes
10,811,791	258,226	31,993	7,401,723

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit #	Description
3.1	Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 31, 2009.
3.2	Amendment to the Amended and Restated Bylaws of the Company, effective October 13, 2009.
10.1

Second Amendment to Loan Agreement and Amendment to Forbearance Agreement, dated as of October 29, 2009, by and between Parlux Fragrances, Inc. and Parlux Ltd. and Regions Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 30, 2009, and incorporated herein by reference.

31.1	Certification of Interim Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,008	$6,088
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $9,703 and $3,476, respectively	12,595	15,111
Trade receivables from related parties	19,482	12,423
Income tax receivable	—	3,156
Inventories	44,055	66,737
Prepaid promotional expenses, net	8,801	10,013
Prepaid expenses and other current assets, net	9,593	11,098
Deferred tax assets, net	6,828	4,048
TOTAL CURRENT ASSETS	112,362	128,674

Inventories, non-current	3,660	—
Equipment and leasehold improvements, net	2,743	2,735
Trademarks and licenses, net	4,847	1,885
Deferred tax assets, net	1,483	1,448
Other	1,966	1,962
TOTAL ASSETS	$127,061	$136,704
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	$2,084	$539
Accounts payable	11,485	23,747
Accrued expenses and income taxes payable	4,022	1,934
TOTAL CURRENT LIABILITIES	17,591	26,220
TOTAL LIABILITIES	17,591	26,220
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009, and March 31, 2009	—	—
Common stock, $0.01 par value, 40,000,000 and 30,000,000 shares authorized at December 31, 2009, and March 31, 2009, respectively, 29,993,789 shares issued at December 31, 2009, and March 31, 2009	300	300
Additional paid-in capital	105,779	101,869
Retained earnings	38,664	43,588
	144,743	145,757
Less 9,668,977 shares of common stock in treasury, at cost, at December 31, 2009, and March 31, 2009	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	109,470	110,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,061	$136,704

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net sales:
Unrelated customers, including licensing fees of $19 and $56 for the three and nine-months ended December 31, 2009, and 2008, respectively	$31,244	$38,547	$86,342	$93,840
Related parties	15,546	8,746	40,553	29,149
Sales – expired license	3,490	—	3,490	—
	50,280	47,293	130,385	122,989
Cost of goods sold:
Unrelated customers	15,937	18,294	39,853	44,913
Related parties	10,736	5,270	23,815	14,398
Cost of sales – expired license	4,922	—	4,922	—
	31,595	23,564	68,590	59,311
Operating expenses:
Advertising and promotional	16,703	18,370	39,057	39,734
Selling and distribution	3,642	4,937	10,581	13,042
Royalties	3,878	3,735	10,642	10,212
General and administrative, including share-based compensation expense of $192 and $356 for the three and nine months ended December 31, 2009, respectively, and $211 and $278 for the three and nine-months ended December 31, 2008, respectively	2,328	3,417	6,919	8,358
Depreciation and amortization	755	627	2,254	1,884
Total operating expenses	27,306	31,086	69,453	73,230

Operating loss	(8,621)	(7,357)	(7,658)	(9,552)
Other income (expense):
Interest income	—	58	1	304
Interest expense and bank charges	(131)	(18)	(284)	(66)
Foreign exchange loss	—	—	(1)	(1)
Loss before income taxes	(8,752)	(7,317)	(7,942)	(9,315)
Income tax benefit	(3,326)	(2,781)	(3,018)	(3,540)
Net loss	$(5,426)	$(4,536)	$(4,924)	$(5,775)

Loss per common share:
Basic	$(0.27)	$(0.22)	$(0.24)	$(0.28)
Diluted	$(0.27)	$(0.22)	$(0.24	$(0.28)

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIE,S

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2009

(In thousands, except per share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number of Shares	Par Value			Number of Shares	Cost
BALANCE at March 31, 2009	29,993,789	$300	$101,869	$43,588	9,668,977	$(35,273)	$110,484
Net loss	—	—	—	(4,924)	—	—	(4,924)
Issuance of warrants in connection with sublicense agreements acquired	—	—	3,554	—	—	—	3,554
Share-based compensation from option grants	—	—	356	—	—	—	356
BALANCE at December 31, 2009	29,993,789	$300	$105,779	$38,664	9,668,977	$(35,273)	$109,470

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,924)	$(5,775)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation expense	356	278
Depreciation and amortization	2,254	1,884
Provision for doubtful accounts	332	690
Write downs of prepaid promotional supplies	1,856	536
Write downs of inventories	4,991	318
Deferred income tax provision	(2,815)	(12)
Changes in assets and liabilities:
Decrease (increase) in trade receivables - customers	2,184	(2,573)
Increases in trade receivables - related parties	(7,059)	(2,710)
Decrease (increase) in income tax receivable	3,156	(1,951)
Decrease (increase) in inventories	18,409	(12,710)
Increases in prepaid promotional expenses	(644)	(1,596)
Decrease (increase) in prepaid expenses and other current assets	1,505	(2,840)
Increase in inventories, non-current	(4,378)	—
Increases in other non-current assets	(4)	(1,394)
(Decrease) increases in accounts payable	(12,262)	13,536
Increases in accrued expenses and income taxes payable	2,088	4,833
Total adjustments	9,969	(3,711)
Net cash provided by (used in) operating activities	5,045	(9,486)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(1,633)	(115)
Purchases of trademarks	(37)	(71)
Net cash used in investing activities	(1,670)	(186)
Cash flows from financing activities:
Proceeds - line of credit, net	2,080	—
Repayments on capital leases	(535)	(743)
Excess tax deficiency resulting from exercise of warrants	—	(114)
Purchases of treasury stock	—	(1,173)
Proceeds from issuance of common stock	—	61
Proceeds from issuance of common stock from treasury shares	—	122
Net cash provided by (used in) financing activities	1,545	(1,847)
Net increase (decrease) in cash and cash equivalents	4,920	(11,519)
Cash and cash equivalents, beginning of period	6,088	21,408
Cash and cash equivalents, end of period	$11,008	$9,889

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited Condensed Consolidated Financial Statements. It is suggested that these unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the SEC on May 22, 2009.

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

On October 13, 2009, the Company granted 60,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its four non-employee directors, to acquire common stock during a five-year period at $2.18 per share, the closing price of the stock on October 13, 2009. The fair value of the options was determined to be $79, which was expensed as shared-based compensation during the quarter ended December 31, 2009.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (384,000 of which are outstanding at December 31, 2009), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

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

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.   On December 18, 2009, the Company’s stockholders approved an amendment to Parlux's certificate of incorporation to increase the total number of shares of common stock that Parlux is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses.  On December 18, 2009, the Company granted additional warrants in connection with the sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of  the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009.  The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

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

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2009, was $192 and $356, respectively, and was $211 and $278, respectively, for the three and nine-months ended December 31, 2008.

The following table summarizes the stock option and warrant activity during the nine-months ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of March 31, 2009	982,175	$2.87	3.04	$—
Granted	6,130,000	4.93	7.60	—
Exercised	—	—	—	—
Forfeited	(13,800)	2.90	3.81	—
Outstanding as of December 31, 2009	7,098,375	$4.65	6.87	$374,380
Exercisable as of December 31, 2009	744,281	$2.49	2.05	$374,380

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

During the year-ended March 31, 2008, a deferred tax benefit of $192 was provided on these warrants in connection with the share-based compensation charge from fiscal 2007. During the nine-months ended December 31, 2008, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise.

Proceeds relating to the exercise of all options and warrants during the nine-months ended December 31, 2009, and 2008, were $0 and $182, respectively.

The following table summarizes information about the options and warrants outstanding at December 31, 2009, of which 744,281 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

		$0.82	30,000	$0.82	4.50	$38,700
$1.04	-	$1.22	364,000	$1.20	0.84	329,480
$1.80	-	$2.71	235,125	$2.26	4.15	6,200
$3.30	-	$4.60	466,750	$4.23	2.91	—
$5.00	-	$5.55	6,002,500	$5.00	7.67	—
			7,098,375	$4.65	6.87	$374,380

C.

Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.

Inventories

As of December 31, 2009, the Company’s inventories of GUESS? products totaled $10,672 ($27,700 at March 31, 2009). As the Company’s license with GUESS expired on December 31, 2009, and was not be renewed, the Company recorded an additional charges of $1,437 to cost of sales to reduce the recorded value of such inventories to the amounts, which the Company estimates could be realized upon their sale or liquidation.

During the quarter ended December 31, 2009, the Company transferred $3,490 of GUESS? brand inventory to its new fragrance licensee at its original cost.  This transfer of inventory, along with the cost of sales and inventory write-downs, have been classified as “Sales- expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2009.

The Company is currently in negotiations with GUESS? and its new licensee regarding the transition of the remaining GUESS? inventory.  While the Company believes that its carrying value of the GUESS? products inventory is stated at its lower of cost or market, if the discussions with GUESS? and its new fragrance licensee are unsuccessful, or GUESS? or its new fragrance licensee elects not to purchase the entire remaining inventory, the Company could have a material inventory write-off.  The Company anticipates that the remaining inventory will be sold over a period of twelve to twenty-four months.  As a result, $3,660 of the remaining inventory has been presented as non-current in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2009.

The categories of inventories are as follows:

	December 31, 2009	March 31, 2009
Finished products:
Fragrances	$25,527	$41,464
Watches	440	633
Handbags	88	100
Components and packaging material:
Fragrances	20,131	20,519
Watches	4	4
Raw material	1,525	4,017
	$47,715	$66,737
Less non-current portion	3,660	—
	$44,055	$66,737

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

The Company classifies its inventory into three major categories: finished goods, raw materials, and components and packaging materials. Finished goods include items that are ready for sale to our customers, or essentially complete and ready for use in value sets or other special offers.  Raw materials consists of fragrance oils or bulk. Components and packaging materials (such as bottles, caps, boxes, etc.) are the individual elements used to manufacture our finished goods. The levels of inventory maintained by the Company vary depending on the age of a brand, its commercial success and market distribution. The Company normally carries higher levels of new products and older products for which demand remains high. Older, slower moving products are periodically reviewed, and inventory levels adjusted, based upon expected future sales. If inventory levels exceed projected demand, management determines whether a product requires a markdown in order to sell the inventory at discounted prices. Management also reviews whether there are any excess components which should be marked down or scrapped due to decreased product demand.

Inventories and write-downs, by major categories, as of December 31, 2009, and March 31, 2009, are as follows:

	December 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$29,909	$22,339	$1,533	$53,781
Less write-downs	3,854	2,204	8	6,066
Net inventories	$26,055	$20,135	$1,525	$47,715

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$44,099	$21,464	$4,182	$69,745
Less write-downs	1,902	941	165	3,008
Net inventories	$42,197	$20,523	$4,017	$66,737

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

As of December 31, 2009, and March 31, 2009, management determined that approximately $11,641 and $3,938, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was marked down by $3,854 at December 31, 2009, and $1,902 at March 31, 2009, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of December 31, 2009, and March 31, 2009, approximately $9,938 and $12,857, respectively, were identified as potentially problematic and the inventory was marked down by $2,204 and $941, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of December 31, 2009, and March 31, 2009, approximately $8 and $324 were identified as potentially problematic and the inventory was marked down by $8 and $165, respectively.

E.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2009	March 31, 2009	Estimated Life (in years)

XOXO	$4,285	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	875	839	5
Rihanna	1,777	—	5
Kanye West	1,777	—	5
Other	217	217	5-25
	11,751	8,161
Less accumulated amortization	(6,904)	(6,276)
	$4,847	$1,885

During the years ended March 31, 2009, and 2008, the Company recorded impairment charges of $0 and $385, respectively, in connection with the XOXO license. Given the current economic environment, the Company performs a review of its trademark and license intangible assets on a quarterly basis. As a result, the Company determined that there were no impairment charges during the nine-months ended December 31, 2009. An analysis of the XOXO intangible assets as of December 31, 2009, is as follows:

Initial fair value	$5,800
Impairment charge recorded during the year ended March 31, 2007	(1,130)
Impairment charge recorded during the year ended March 31, 2008	(385)
4,285
Less accumulated amortization	(4,005)
Net carrying value	$280

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands Development, LLC, formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2009). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West.

Currently, Artistic Brands is in negotiations for a worldwide fragrance license with Shawn “JAY-Z” Carter, and in discussions for a worldwide fragrance license with a well-established female artist, referred to herein as the fourth artist. The Company is negotiating a sublicense agreement with Artistic Brands for Shawn “JAY-Z” Carter.  The Company will enter into a sublicense agreement with the fourth artist to the extent the terms and conditions of the license entered into with such celebrity is generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to the fourth artist.

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

On December 18, 2009, the Company issued additional Warrants to purchase 1,000,000 shares each in connection with the sublicense agreements for Rihanna and Kanye West, for a total of 3,000,000 shares per sublicense. In addition, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn “JAY-Z” Carter and the fourth artist, when such sublicenses are entered into.  If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense).

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

On December 18, 2009, stockholder’s approved the issuance of the Warrants (noted above) to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009.  The Warrants consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements with Rihanna and Kanye West, dated April 7, 2009. The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee (see Note B for further discussion).

F.

Borrowings

The composition of borrowings is as follows:

	December 31, 2009	March 31, 2009
Revolving credit facility payable to Regions Bank, interest at LIBOR plus the applicable margin at 4.35%.	$2,080	$—
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257, including imputed interest at 7.33%, through July 2009.	—	503
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $4, including imputed interest at 3.94%, through December 2009.	4	36
	$2,084	$539
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

On March 9, 2009, the Company entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial rate starting at 4.25%. At December 31, 2009, $2,080 was outstanding under the line of credit.

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

As of December 31, 2009, the Company was not in compliance with the fixed charge coverage and funded debt to EBITDA covenants under the Loan Agreement, as amended by the Second Amendment.  As of the filing of this report on Form 10-Q, we have $1,080 in outstanding borrowings.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through June 30, 2010. The Company continues to seek replacement financing with the objective of having a new financing arrangement in place in anticipation of next year’s major production season. The Company may be unable to obtain replacement credit facilities on favorable terms or at all. Without a source of financing, the Company could experience cash flow difficulties and disruptions in its supply chain. There is no assurance that the Company could obtain such financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining new financing, if necessary.

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

G.

Related Party Transactions

	December 31, 2009	March 31, 2009

Accounts receivable from related parties:
Perfumania	$19,105	$12,423
Quality King	—	—
Jacavi	377	—
	$19,482	$12,423

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Sales to related parties:
Perfumania	$13,329	$8,746	$29,245	$29,149
Quality King	—	—	9,091	—
Jacavi	2,217	—	2,217	—
	$15,546	$8,746	$40,553	$29,149

The Company had net sales of $38,336 and $29,149 during the nine-months ended December 31, 2009, and 2008, respectively, ($13,329 and $8,746 during the three-months ended December 31, 2009, and 2008, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”).  Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 370 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at December 31, 2009), and accordingly, transactions with Perfumania continue to be presented as related party transactions. During the three and nine-months ended December 31, 2009, the Company reported sales to Perfumania totaled $13,329 and $29,245, respectively ($8,746 and $29,149, respectively, for the three and nine months ended December 31, 2008).

The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, promotional wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. During the nine-months ended December 31, 2009, the Company sold $9,091 of products to Quality King.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $19,105 and $12,423 at December 31, 2009, and March 31, 2009, respectively. Between January 1, 2010 and February 4, 2010, the Company received $5,781 from Perfumania in payment of its outstanding balance.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board. The Company’s invoice terms to Quality King are stated as sixty days. No amounts were owed to the Company by Quality King at December 31, 2009.  Given the relationship between Perfumania and Quality King, management performs similar reviews and analyses as it does for Perfumania, monitoring the activity of Quality King for compliance with their terms and limits.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania and Quality King, the Company had net sales of $2,217 for the three and nine-months ended December 31, 2009, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor.  Jacavi’s managing member is Rene Garcia (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2009, and is one of the principals of Artistic Brands, as noted above).  These sales are included as related party sales in the accompanying unaudited Condensed Consolidated Statements of Operations.   As of December 31, 2009, net trade account receivables from Jacavi totaled $377, which were current in accordance with the ninety day terms.

H.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net loss per common share calculations:

	Three Months Ended December 31,
	2009	2008

Net loss	$(5,426)	$(4,536)
Weighted average number of shares issued	29,993,789	29,990,039
Weighted average number of treasury shares	(9,668,977)	(9,486,550)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,503,489
Basic net loss per common share(1)	$(0.27)	$(0.22)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,503,489
Effect of dilutive securities:
Stock options and warrants(1)	—	—
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,324,812	20,503,489
Diluted net loss per common share(1)	$(0.27)	$(0.22)
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	7,098,375	991,225
Exercise price	$0.82 to $5.55	$1.04 to $5.55

	Nine Months Ended December 31,
	2009	2008

Net loss	$(4,924)	$(5,775)
Weighted average number of shares issued	29,993,789	29,981,675
Weighted average number of treasury shares	(9,668,977)	(9,374,354)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,324,812	20,607,321
Basic net loss per common share(1)	$(0.24)	$(0.28)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,324,812	20,607,321
Effect of dilutive securities:
Stock options and warrants(1)	—	—
Weighted average number of shares outstanding used in diluted earnings per share calculation(1)	20,324,812	20,607,321
Diluted net loss per common share(1)	$(0.24)	$(0.28)
Antidilutive securities not included in diluted earnings per share computation: (1)
Options and warrants to purchase common stock	7,098,375	991,225
Exercise price	$0.82 to $5.55	$1.04 to $5.55

———————

(1)

The number of shares utilized in the calculation of diluted loss per share were the same as those used in the basic calculation of loss per share for the three and nine months ended December 31, 2009, and 2008, as the Company incurred a net loss for these periods.

I.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended December 31,
	2009	2008
Cash received for:
Income taxes	$3,628	$1,500
Cash paid for:
Interest	$284	$66
Income taxes	$401	$39

Supplemental disclosure of non-cash investing and financing activities is as follows:

•

The Company granted warrants to acquire the fragrance licensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $3,554, which is included in additional paid-in capital and trademarks and licenses, net in the accompanying unaudited Condensed Consolidated Balance Sheets (see Notes B and E for further discussion).

J.

Income Taxes

The tax benefit for the periods reflects an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. During the nine-months ended December 31, 2009, the Company received tax refunds of $3,523 and $105, respectively, relating to prior year federal and state income taxes.  In connection with the filing of the Company’s income tax returns for the fiscal year ended March 31, 2009, the Company accelerated certain deductions for income tax purposes, which resulted in an additional $552 of refunds than initially estimated at March 31, 2009.

K.

License and Distribution Agreements

During the nine-months ended December 31, 2009, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Ocean Pacific, XOXO, Paris Hilton, Andy Roddick, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and GUESS?. On June 30, 2008, the Company’s license with Maria Sharapova expired and the Company elected not to renew.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and have extended the Fragrance License for an additional three years through June 30, 2010.  The Company does not anticipate any further renewals of this license.

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

Andy Roddick

Effective December 8, 2004, the Company entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expires on March 31, 2010, and is renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008.  The Company does not anticipate renewing this license.

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through June 2010, and is renewable for an additional two years if certain sales levels are met. The Company does not anticipate renewing this license.

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

GUESS?

In December 2006, the Company received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell such products directly to these channels, it represented a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, required GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500, payable in nine equal monthly installments of $56, as well as requiring the Company to strictly monitor distribution channels. Any further violations surrounding unapproved distribution could result in termination of the license agreement. During the quarter ended March 31, 2007, the Company suspended shipments to international distributors. GUESS? had subsequently approved certain international distributors and the Company continued shipments to these approved distributors. This license expired on December 31, 2009, and was not renewed.

L.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc.  Revenues from the sale of watches and handbags during the nine- months ended December 31, 2009, totaled $885 and $4, respectively ($1,598 and $59 for the nine-months ended December 31, 2008, respectively).  Included in inventories at December 31, 2009, is approximately $444 and $88 relating to watches and handbags, respectively ($637 and $100 for watches and handbags at March 31, 2009). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

The Amended Complaint continues to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint is largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It adds to those claims, assertions regarding a 2003 buy-out effort and an abandoned buy-out effort of PFA. It also contains allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements.

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

Based on that preliminary review and discussions with the directors and detailed discussions with the Company’s counsel, the Company believes that there are meaningful defenses to the claims although discovery will be required to reach a final conclusion as to these matters. An answer was filed to the Third Amended Complaint on September 14, 2009, essentially denying the substantive allegations.

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors.  A representative of the Company’s former independent outside auditors, as well as one of the Company’s consultants have been deposed.  A deposition of the new plaintiff has been set for early February 2010.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. A hearing has been scheduled for February 4, 2010. A memorandum of law opposing the motion will be filed before the hearing.

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

N.

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-01 (“ASU No. 2009-01”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of US GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-01, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-01 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Codification Accounting Standards Update No. 2009-05 (“ASU No. 2009-05”), Measuring Liabilities at Fair Value, under Topic 820, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. This update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies the inputs relating to the existence of a restriction that prevents the transfer of the liability and clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU No. 2009-05 is effective for financial statements issued for interim and annual periods beginning after its issuance. The adoption of ASU No. 2009-05 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-01 (“ASU No. 2010-01”), Accounting for Distributions to Shareholders with Components of Stock and Cash, under Topic 505, Equity.  This update amends the accounting for a distribution to shareholders that allows the ability to elect to receive the distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  This update clarifies that the stock portion of the distribution is to be reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 206, Equity and Earnings Per Share.  ASU No. 2010-01 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2009, and is applied retrospectively.  The adoption of ASU No. 2010-01 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-02 (“ASU No. 2010-02”), Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification, under Topic 810, Consolidation, to amend the accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity or that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  This update also expands the disclosure about the deconsolidation of a subsidiary or group of assets within the scope of Subtopic 810-10 (originally issued as

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).  ASU No. 2010-02 is effective for financial statements issued for interim or annual periods ending on or after December 15, 2009.  The adoption of ASU No. 2010-02 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3.  This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have a material impact on our consolidated financial statements. The Company is currently accessing the impact, if any, of ASU No. 2010-06 disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements on our consolidated financial statements.

O.

Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of our filing of this Form 10-Q on February 4, 2010, and is not aware of any other subsequent event that would have a material impact on our accompanying unaudited Condensed Consolidated Financial Statements.

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ FREDERICK E. PURCHES
Frederick E. Purches, Chairman and Interim Chief Executive Officer (Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: February 4, 2010

EXHIBIT INDEX

Exhibit #	Description
3.1	Certificate of Amendment of the Certificate of Incorporation of the Company, dated December 18, 2009.
3.2	Amendment to the Amended and Restated Bylaws of the Company, effective October 13, 2009.
31.1	Certification of Interim Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Interim Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.