Form 10-K
period 2010-03-31
PARLUX FRAGRANCES INC
filed 2010-06-29
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: March 31, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 0-15491

PARLUX FRAGRANCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	22-2562955
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, FL  33309

(Address of Principal Executive Offices) (Zip Code)

 Registrant’s Telephone Number, Including Area Code (954) 316-9008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock (par value $0.01 per share)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,551,452 based on a closing sale price of $2.16 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2010
Common Stock, $ .01 par value per share	20,489,812 shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 & 14) is incorporated by reference from the registrant’s definitive proxy statement related to its 2010 Annual Meeting of Stockholders.

PARLUX FRAGRANCES, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1.

Business.

1

Item 1A.

Risk Factors.

11

Item 1B.

Unresolved Staff Comments.

17

Item 2.

Properties.

17

Item 3.

Legal Proceedings.

18

Item 4.

Removed and Reserved.

19

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities.

20

Item 6.

Selected Financial Data.

23

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

46

Item 8.

Financial Statements and Supplementary Data.

46

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

46

Item 9A.

Controls and Procedures.

46

Item 9B.

Other Information.

49

PART III

Item.10.

Directors, Executive Officers and Corporate Governance

50

Item.11.

Executive Compensation

50

Item.12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholders Matters

50

Item.13.

Certain Relationships and Related Transactions, and Director Independence

50

Item.14.

Principal Accounting Fees and Services

50

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

51

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

During the fiscal year ended March 31, 2010, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, Jessica Simpson, Queen Latifah, Marc Ecko, Josie Natori, GUESS?, Nicole Miller, XOXO, Ocean Pacific (“OP”), Andy Roddick, and babyGUND fragrances and grooming items on an exclusive basis as a licensee. During the fiscal year ended March 31, 2010, we entered into sublicensing agreements for the fragrance licenses of entertainers Rihanna and Kanye West.

During 2005, we expanded our product offerings under the Paris Hilton brand into the accessory market, specifically, watches, handbags, purses, and small leather goods. To date, revenues and expenses for these product lines have been immaterial.

We were incorporated as a Delaware corporation in 1984. Our common stock, par value $0.01, is listed on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) Global Select Market under the symbol "PARL." For information concerning our financial condition, results of operations and related financial data, you should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Financial Statements and Supplementary Data” sections of this Annual Report on Form 10-K. For information concerning gross sales by international region, you should refer to Note 13 of the Financial Statements and Supplementary Data section of this Annual Report on Form 10-K. You should also review and consider the risks relating to our business, operations, financial performance and cash flows that we describe below under “Risk Factors.”

Availability of Reports and Other Information

Our corporate website is www.parlux.com. We make available on this website, free of charge, access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically submit such material to the Securities and Exchange Commission (the “SEC”). We also make available on our website copies of materials regarding our corporate governance policies and practices. You also may obtain a printed copy of the foregoing materials by sending a written request to: Corporate Secretary, Parlux Fragrances, Inc. 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309. In addition, the SEC’s website is http://www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. Information on our website or the SEC’s website is not part of this Annual Report on Form 10-K.

Recent Developments

Second Amendment to Loan Agreement and Amendment to Forbearance Agreement

On October 29, 2009, we entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions Bank (“Regions”) extending the forbearance period through February 15, 2010, and calling for us to repay the remaining loan balance over the course of the extension period. The Second Amendment required us to continue to comply with certain covenants with Regions under the Loan and Security Agreement (“Loan Agreement”), dated as of July 22, 2008, as amended by the Second Amendment.

On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees, and the Loan Agreement, as amended by the Second Amendment, was terminated.

GE Capital Corporate Finance Credit Facility

On June 25, 2010, we entered into a Loan Agreement (the “New Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Eurodollar reserve requirement (the "Eurodollar Rate"), in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate.  The term of the loan facility under the New Loan Agreement is two years.

The New Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement.  In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively.  We have provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.  See “Liquidity and Capital Resources” and Note 7 to the accompanying Consolidated Financial Statements for further discussion.

Designer Vince Camuto Fragrance License

On June 4, 2010, we entered into an exclusive fragrance licensing agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, to develop, manufacture and distribute prestige fragrances and related products under the Vince Camuto trademark, the initial term of the agreement expires on March 31, 2016, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new fragrance under this license in the fall of 2011.

New Chairman and Chief Executive Officer

On January 26, 2010, we announced the resignation of Neil J. Katz from his positions as Chairman and Chief Executive Officer of the Company. Mr. Katz had held these positions since July 2007. On May 4, 2010, we entered into a Separation and Release Agreement (“Separation Agreement”) with Mr. Katz. Pursuant to the terms of the Separation Agreement, the parties acknowledged that Mr. Katz’s employment terminated effective January 25, 2010, and we agreed to make severance payments to Mr. Katz equivalent to Mr. Katz’s base salary for a period of twelve months from the termination date. In addition, we agreed to accelerate the vesting of Mr. Katz’s unvested options as of the termination date. On May 4, 2010, Mr. Katz resigned from the Board of Directors, effective immediately, pursuant to the terms of the Separation Agreement.

On January 26, 2010, we announced that Frederick E. Purches, one of the founders of the Company, and previous Chairman, had assumed the position of Chairman and Chief Executive Officer of the Company. Mr. Purches was previously the President and Chief Executive Officer of Helena Rubinstein/Giorgio Armani Fragrances before founding Parlux, and has served as a consultant to Parlux for over fifteen years.  As previously disclosed on a Form 8-K, on April 1, 2010, we entered into an employment agreement with Mr. Purches.

Special Stockholders Meeting

On December 18, 2009, our stockholders approved all proposals presented at our special stockholders meeting. The proposals included the following: (1) a proposal to approve an amendment to our certificate of incorporation to increase the total number of shares of common stock that we are authorized to issue from 30,000,000 to 40,000,000 shares and (2) a proposal to approve, in accordance with Nasdaq Marketplace Rule 5635(d), the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of our common stock at an exercise price of $5.00 per share in connection with the licenses sublicensed to us by Artistic Brands Development, LLC (“Artistic Brands”) formerly known as Iconic Fragrances, LLC. See Notes 6 and 10 to the accompanying Consolidated Financial Statements for further discussion.

Artistic Brands Development Agreement

On April 3, 2009, we entered into an agreement with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals. The agreement includes worldwide fragrance licenses with entertainers Rihanna and Kanye West, which were sublicensed by Artistic Brands to us.  At that time, Artistic Brands was also in the final stage of negotiations for a worldwide fragrance license with Shawn Carter, and in discussions with a well-established female artist, both of which, if executed, would also have been sublicensed to us.

The agreement provides for the payment of royalties and profit sharing on these new fragrance products, and the issuance of warrants to purchase shares of our common stock at a strike price of $5.00 per share. The warrants to purchase 6,000,000 shares issued in connection with the licenses for Rihanna and Kanye West were issued to Artistic Brands, the two celebrities and their respective affiliates. See Note 6 and 10 to the accompanying Consolidated Financial Statements for further discussion.

The Garcia Group

On June 14, 2010, certain persons related to Rene Garcia (the “Garcia Group”) acquired 2,718,728 shares of our common stock.  The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G on June 23, 2010. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or  approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $29 to $110 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal year 2010, we completed the design process, and launched production and distribution of PARIS HILTON “Siren”, JESSICA SIMPSON “Fancy Love”, QUEEN LATIFAH “Queen”, and JOSIE NATORI “Natori” women’s fragrances, as well as MARC ECKO “Ecko” men’s fragrance.

During the last three fiscal years, the following brands have accounted for 10% or more of our sales:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

PARIS HILTON (including accessories)	42%	55%	68%
GUESS? (license expired in December 2009)	28%	30%	23%
JESSICA SIMPSON	15%	13%	N/A

Under a separate license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), we developed a line of “fashion watches” available for sale, which retail at prices ranging from $85 to $200 per item. We sell these watches to a limited number of U.S. retailers and international markets utilizing third party distributors. This license expires on June 30, 2010, and we have not exercised our option to renew.

In addition, we entered into various distribution agreements with PHEI for handbags, purses, wallets, and other small leather goods (“handbags”), which have been shipped in the U.S. and certain international markets, as well as cosmetics and sunglasses. We continue to analyze different options for these additional licenses to determine the most efficient and profitable method to produce and distribute such products, including assignment or sublicensing of our rights thereunder. During the year ended March 31, 2008, we sublicensed the international rights for Paris Hilton handbags. Although we remain contingently liable for the minimum guaranteed royalty from our assignment of the license, we generated $0.4 million in fiscal years 2010 and 2009, and $0.5 million in fiscal year 2008 in sublicense revenue. We anticipate minimum revenues of $0.3 million under this sublicense for fiscal year 2011, as this license expires on January 15, 2011. In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses through January 15, 2012, the expiration date of this license. Although we remain contingently liable for the minimum guaranteed royalty from our assignment of the license, we generated $0.3 million in fiscal year 2010 in sublicense revenue. We anticipate minimum revenues of $0.4 million under this sublicense for fiscal year 2011.  The license for Paris Hilton cosmetics is due to expire on January 15, 2011, and all remaining royalty obligations under this license have been accrued and expensed in fiscal year 2010.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,500 retail outlets in the United States. Additionally, we sell a number of our products to Perfumania, Inc. (“Perfumania”), which is a specialty retailer of fragrances with approximately 370 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico, and to Quality King Distributors, Inc. (“Quality King”). Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Perfumania is one of our Company’s largest customers, and transactions with Perfumania are closely monitored by management. Any unusual trends or issues with Perfumania are brought to the attention of our Company’s Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in our Company at that time (10.1% at March 31, 2010), and accordingly, transactions with Perfumania and Quality King are included as related party sales in the accompanying Consolidated Statements of Operations.

During the year ended March 31, 2010, in addition to sales to Perfumania and Quality King, we sold a number of our products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010, and is one of the principals of Artistic Brands. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statements of Operations for the year ended March 31, 2010.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Sales to unrelated international customers amounted to approximately 31%, 37%, and 40% of our total net sales from continuing operations during the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

We advertise directly, and through cooperative advertising programs in association with major retailers, in fashion media on a national basis and through retailers’ statement enclosures and catalogues. We are required to spend certain minimum amounts for advertising under certain licensing agreements. See “Licensing Agreements” and Note 8B to the accompanying Consolidated Financial Statements.

Raw Materials

Raw materials and components (“raw materials”) for our fragrance products are available from sources in the United States, Europe, and the Far East. We source the raw materials, which are delivered from independent suppliers directly to third party contract manufacturers who produce and package the finished products, based on our estimates of anticipated needs for finished goods. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. We purchase almost all of our watch finished products from the Far East. We believe we have good relationships with our manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.

To date, we have had little difficulty obtaining raw materials at competitive prices. There is no reason to believe that this situation will change in the near future, but there can be no assurance this will continue.

The lead time for certain of our raw materials inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. We have experienced delays in obtaining critical components, particularly glass and plastics, which most recently negatively impacted our first quarter of fiscal year 2009. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

Seasonality

Typical of the fragrance industry, we have our highest sales as our customers purchase our products in advance of the Mother’s and Father’s Day periods and the calendar year-end holiday season, which fall during our first fiscal quarter, and our third fiscal quarter. Lower than projected sales during these periods could have a material adverse effect on our operating results.

Industry Practices

It is an industry practice in the United States for businesses that market fragrances to department stores to provide the department stores with rights to return merchandise. Our fragrance products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale based on historical return patterns. We believe that such reserves and allowances are adequate based on experience; however, we cannot provide assurance that reserves and allowances will continue to be adequate or that returns will not increase. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced when such fact becomes known.

Customers

We concentrate our fragrance sales efforts in the United States in a number of national and regional department store retailers which include, among others, Belk, Bloomingdales, Bon Ton, Boscovs, Carson’s, Dillards, J.C. Penney, Macy’s, Neiman Marcus, Saks, and Sears. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta retail stores. Retail distribution has been targeted by brands to maximize potential revenue and minimize overlap between each of these distribution channels. During the three years ended March 31, 2010, our sales to Macy’s accounted for more than 10% of our sales. Sales to Macy’s for the years ended March 31, 2010, 2009, and 2008, were $33.8 million, $34.6 million and $20.6 million, or 21%, 22%, and 13% of our total sales, respectively. The loss of either Macy’s or Perfumania as our customer would have a material adverse effect on our total sales and results of operations.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia. These distributors sell our products to the local department stores, as well as to numerous perfumeries in the local markets. Some of these distributors may also sell our watches.

Perfumania offers us the opportunity to sell our products in approximately 370 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center. During the three years ended March 31, 2010, our sales to Perfumania accounted for more than 10% of our sales. Our sales to Perfumania were as follows:

	For the Years Ended March 31,
	2010	2009	2008
(in millions)
Sales to Perfumania	$37.6	$41.5	$51.2
As a % of total sales	25%	27%	33%

While our invoice terms to Perfumania are stated as net ninety (90) days, for over fifteen years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $10.5 million and $12.4 million at March 31, 2010, and 2009, respectively. Between April 1, 2010, and June 25, 2010, we received $6.7 million from Perfumania in payment of its outstanding balance. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. See “Liquidity and Capital Resources” for further discussion of this receivable.

We continue to evaluate our credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2010, and 2009. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on our business.

Foreign and Export Sales

We record sales, cost of sales, and other direct expenses in three main categories: Domestic, International and Related Parties. Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties. International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States. Related parties are those parties that are known to us as having a related party relationship. See Note 2 to the accompanying Consolidated Financial Statements for additional information regarding related party transactions. Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. Also, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand.

	For the Years Ended March 31,
(in millions)	2010	2009	2008

Sales to unrelated international customers	$46.3	$55.8	$61.5

	For the Years Ended March 31,
(in millions)	2010	2009	2008

Sales to other international related parties (1)	$—	$—	$8.0

———————

(1)

Excludes Perfumania’s, Quality King’s and Jacavi’s related party sales.

During the years ended March 31, 2010, 2009, and 2008, sales from continuing operations to unrelated international customers were $46.3 million, $55.8 million, and $61.5 million, respectively. Gross sales from continuing operations to international distributors owned and operated by individuals related to Ilia Lekach, our former Chairman and CEO, during the fiscal year ended March 31, 2008, which are included in related party sales until June 30, 2007, amounted to approximately $8.0 million.

Prior to July 1, 2007, sales to parties related to Ilia Lekach, our former Chairman and CEO, were treated as related party sales. During the fiscal year ended March 31, 2008, Mr. Lekach’s beneficial ownership interest in the Company declined to less than 5% (0% at March 31, 2010). Accordingly, effective July 1, 2007, transactions with parties related to Mr. Lekach are no longer considered to be related party transactions, and there were no such sales in fiscal years 2009 and 2010.

Licensing Agreements

See “The Products” beginning on page 3 for further discussion of the relative importance of our licensing agreements.

RIHANNA: Effective April 7, 2009, we entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. We anticipate launching a new fragrance under this license in the spring of 2011.

KANYE WEST: Effective April 7, 2009, we entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped, but in no event later than April 30, 2015, and is renewable for an additional three-year term if certain sales levels are met. We anticipate launching a new fragrance under this license in the fiscal year 2012.

MARC ECKO: Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in late September 2009.

QUEEN LATIFAH: Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in late June 2009.

JOSIE NATORI: Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in July 2009.

NICOLE MILLER: Effective August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We recently launched a new fragrance under this license in April 2010.

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

PARIS HILTON: Effective June 1, 2004, we entered into a definitive license agreement with PHEI, to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During fiscal year 2009, the license agreement was renewed for an additional five-year period through June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010, and is renewable for an additional five-year period, at the mutual agreement of both parties. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” was launched during spring 2006. We have not exercised our option to renew this license.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period, at the mutual agreement of both parties. To date, no products have been launched under this license. The cosmetics license is due to expire in fiscal year 2011, and all remaining royalty obligations have been accrued and expensed in fiscal year 2010. We do not anticipate any further renewals of this license.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period, at the mutual agreement of both parties. The first products under this agreement were launched during summer 2006. During fiscal year 2008, we sublicensed the international rights under this agreement. We remain contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. We do not anticipate any further renewals of this license.

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, we entered into an agreement with Gripping Eyewear, Inc. (“GEI”), assigning our worldwide rights with PHEI, for the production and distribution of Paris Hilton sunglasses. We remain contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. We do not anticipate any further renewals of this license.

Under all of the PHEI agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

babyGUND: Effective April 6, 2005, we entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through Spetember 30, 2010, and is renewable for an additional two years if certain sales levels are met. The first products under this agreement were produced during fall 2007. Under the agreement, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. We do not anticipate renewing this license.

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights (the “Fragrance License”), along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. The initial term of the Fragrance License continued through June 30, 2007, and was renewable for an additional three-year period, at the mutual agreement of both parties. The Fragrance License requires the payment of a minimum royalty, whether or not any product sales are made, and the spending of certain minimum amounts for advertising.

During June 2006, we extended the Fragrance License through June 30, 2010, and negotiated renewal terms which, among other items, reduced minimum royalty requirements. We do not anticipate any further renewals of this license.

ANDY RODDICK: Effective December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expired on March 31, 2010, and was renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008. Under the agreement, we were required to pay a minimum royalty, whether or not any product sales were made, and spend minimum amounts for advertising based on sales volume. We notified the licensor of our election not to renew this license.

GUESS?: Effective November 1, 2003, we entered into an exclusive license agreement with GUESS? and GUESS? IP HOLDER L.P., to develop, manufacture and distribute prestige fragrances and related products on a worldwide basis.

In December 2006, we received a complaint from GUESS?, Inc. (“GUESS?”) alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although we did not sell such products directly to these channels, this represented a violation of our license agreement with GUESS?. On May 7, 2007, we entered into a settlement agreement with GUESS? which, among other items, required GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500,000, payable in nine equal monthly installments of $55,556, as well as requiring us to strictly monitor distribution channels. This license expired on December 31, 2009, and was not renewed. The termination of this agreement resulted in the recording of significant costs. See Note 3 to the accompanying Consolidated Financial Statements for further discussion.

OCEAN PACIFIC: In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp., to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four required the achievement of certain minimum net sales. The license required the payment of minimum royalties, whether or not any product sales were made, which declined as a percentage of net sales as net sales volume increased, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. This license expired on December 31, 2009, and was not renewed.

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

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50,000 (the “Sublicense”). The initial term of the Sublicense was for five years, and is automatically renewable every five years at the sublicensee’s option. The Sublicense excluded the right to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the Sublicense, granting all new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75,000 and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. We received licensing fees under this sublicense of $75,000 during each fiscal year ended March 31, 2010, 2009, and 2008.

We believe we are currently in compliance with all material obligations under the above agreements. There can be no assurance that we will be able to continue to comply with the terms of these agreements in the future.

Trademarks

We have exclusive licenses, as discussed above, to use trademark and tradename rights in connection with the packaging, marketing and distribution of our products, both in the United States and internationally where such products are sold. See “The Products” above for further discussion of the relative importance of these licenses.

In addition, we own the worldwide distribution rights to LIMOUSINE fragrances. There are no licensing agreements requiring the payment of royalties to us for this trademark. We do not anticipate distributing fragrance products under the LIMOUSINE brand in the near future.

Product Liability

We have insurance coverage for product liability in the amount of $2 million per policy period. We maintain an additional $10 million of coverage under an “umbrella” policy. We believe that the manufacturers of the products sold by us also carry product liability coverage and that we effectively are protected thereunder.

There are no pending and, to the best of our knowledge, no threatened product liability claims of a material nature. Over the past ten years, we have not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate.

In connection with our Paris Hilton fashion watch business, we provide a one-year warranty on the watch mechanism and anticipate that repair service would be handled by an outside third party, as necessary. We may opt to replace the watch if we consider this action to be more cost effective.

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

We adhere to the Canadian Food and Drug Act (the “CFD Act”) and the Canadian Cosmetic Regulations (the “CCRs”). All cosmetics sold to consumers in Canada must meet the requirements of the CFD Act and the current CCRs, and all other applicable legislation to ensure that the products are safe to use and do not pose any health risk. The CCRs of the CFD Act requires that cosmetics sold in Canada must be manufactured, prepared, preserved, packed and stored under sanitary conditions. The manufacturer must notify Health Canada that it is selling the product in Canada and provide a list of the product’s ingredients.

We are not aware of any violations or issues with the regulations above, or any other significant regulations to which we may be subject.

Competition

The markets for fragrance and beauty related products, as well as watches, handbags and other accessories, are highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us, and we do not presently have the extent of experience in the accessories market to compete effectively. There are also companies, which are substantially larger and more diversified. The top 28 beauty manufacturing companies, as listed in the August 2009 issue of “WWD Beauty Biz”, each have sales levels exceeding $1 billion and have substantially greater financial and marketing resources than we have, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2010, we had a total of 156 employees, consisting solely of full-time employees, all of which were located in the United States. Of these, 67 were engaged in worldwide sales activities, 58 in operations, marketing, administrative and finance functions and 31 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives both domestically and internationally, as well as temporary agency personnel to assist with seasonal distribution requirements.

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

 The Paris Hilton line is our primary source of revenue following the expiration of our GUESS? license.

During the year ended March 31, 2010, licensed Paris Hilton and GUESS? brand products generated approximately $68.4 million and $46.2 million, respectively, in gross sales. The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 42% and 28%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2010. The GUESS? license expired on December 31, 2009, and was not renewed. As a result, licensed Paris Hilton brand products are expected to account for the majority of our gross sales and constitute our primary source of revenue for the year ending March 31, 2011. If Paris Hilton's appeal as a celebrity were to diminish it could result in a material reduction in our sales of licensed Paris Hilton brand products, adversely affecting our results of operations and operating cash flows. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014.

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our business strategy contemplates growing our portfolio of licensed brands. Our future expansion through acquisitions or new product licensing arrangements, if any, is dependent on the availability of capital resources and working capital. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions and licensing arrangements on commercially acceptable terms, or at all, which could hinder our ability to increase revenues and grow our portfolio of licensed brands and our business. Additionally, even if we are able to consummate such acquisitions and licensing arrangements, we may not be able to successfully integrate them with our existing operations and portfolio of licenses of generate the expected levels of increased revenue as a result of such acquisitions and licensing arrangements.

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development.

Generally, a significant number of new prestige fragrance products have been introduced annually on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores tend to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies strategically introduce new products quickly, which requires additional spending for development, advertising and promotional expenses. Our success with new fragrance products depends on our products’ appeal to a broad range of consumers whose preferences are subject to change and cannot be predicted with certainty, and on our ability to anticipate and respond to market trends through product innovation. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. If one or more of our new product introductions were to be unsuccessful, or if the appeal of the celebrity related to a product were to diminish, it could result in a reduction in profitability and operating cash flows.

We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for our products or became financially unstable it may have a material adverse effect on our business.

We derive a significant portion of our revenue from two customers, Perfumania and Macy's. During the fiscal years ended March 31, 2010, 2009, and 2008, we had sales of $37.6 million, $41.5 million, and $51.2 million, respectively, to Perfumania, which represented 25%, 27%, and 33%, respectively, of our total sales for these periods. During the fiscal years ended March 31, 2010, 2009 and 2008, we had sales of $33.8 million, $34.6 million and $20.6 million, respectively, to Macy's, which represented 21%, 22%, and 13%, respectively, of our total sales. The loss of either Perfumania or Macy's as a customer, for any reason, could materially decrease our net sales and have an adverse effect on our results of operations.

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

The fragrance and cosmetic industry is highly competitive and, at times, changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige fragrance companies, most of whom have significantly greater resources than we have and may be able to respond to changes in business and economic conditions quicker or more effectively than us. Competition in the fragrance and cosmetic industry is based on a number of factors including innovation and new product introductions, pricing of products, promotional activities and advertising, special events and electronic commerce initiatives. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. In addition, these factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and a decrease in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during peak holiday gift-giving seasons. Any decrease in sales or margins during these periods could have a disproportionate effect on our financial condition and results of operations. We provide allowances for sales returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Our customers generally request approval for the return of unsold items after a specific holiday gift-giving season and fluctuations in the allowance balance are generally higher after holiday gift-giving seasons. An increase in sales returns due to a change in economic conditions, or otherwise, may result in our estimated allowances being insufficient or may have a material adverse impact on our operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales and profitability.

Over the last few years, the United States department store market has encountered a significant amount of consolidation, the most recent significant example of which is the consolidation of Macy’s various regional divisions into one centralized purchasing function. Such consolidations have resulted in us becoming increasingly dependent on key retailers, who have increased their bargaining strength and implemented measures such as store closings, increased inventory control and management changes, as well as changes in administrative and purchasing responsibilities. This consolidation trend has also resulted in an increased risk related to the concentration of our customers. This consolidation, if unsuccessful, could have a material adverse effect on our sales and profitability.

Our customers inability to pay their accounts payable balance due to us could have an adverse effect on our financial condition and results of operations.

We continuously monitor the collectability of our receivables by analyzing the aging of our accounts receivable, assessing our customers credit worthiness, and evaluating the impact of changes in economic conditions on our customers. While our invoice terms to Perfumania are stated as net ninety (90) days, for over ten years, our management has granted longer payment terms to Perfumania. As of March 31, 2010 and 2009, Perfumania had an account balance of $10.5 million and $12.4 million, respectively, due to us. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. We continue to evaluate our Perfumania credit risk, based on Perfumania's reported results and comparable store sales performance, and assess the collectability of the Perfumania receivables. Based on our evaluation, no allowances for Perfumania have been recorded as of March 31, 2010, and 2009. Significant changes in the factors that affect the collectability of our receivables, including the Perfumania receivables, could have a material adverse effect on our financial condition and results of operations.

Consumers have reduced discretionary purchases of our products as a result of the general economic downturn, and may further reduce discretionary purchases of our products in the event of further economic decline, terrorism threats or other external factors.

Consumer spending is generally affected by a number of factors beyond our control, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally. Consumer purchases of discretionary items, such as fragrance products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of the severe economic downturn, we have experienced a decline in sales since the quarter ended December 31, 2008. In addition, this general economic downturn has resulted in reduced traffic in our customers' stores which, in turn, resulted in reduced net sales to our customers. We face continued economic challenges in fiscal year 2011 because consumers may continue to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things. If current economic conditions continue or worsen, we could experience further declines in sales, profitability and operating cash flows due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by customers, prospective customers and suppliers. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, or pandemic situations can have a short or, sometimes, long-term impact on consumer spending.

Our New Loan Agreement contains restrictive and financial covenants that could adversely affect our ability to borrow funds under the New Loan Agreement or adversely affect our business by limiting our flexibility.

Our New Loan Agreement contains certain restrictive and financial covenants. Among other things, these covenants limit our ability to:

•

incur additional indebtedness;

•

pay dividends;

•

create or incur liens; or

•

engage in mergers or acquisitions.

Additionally, we have to maintain a minimum net liquidity balance throughout the term of the New Loan Agreement and in order to borrow funds under the New Loan Agreement.  If we fall below the net liquidity requirements at any point, the New Loan Agreement contains additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits.  These covenants could place us at a disadvantage compared to some of our competitors which may have fewer restrictive and financial covenants and may not be required to operate under these restrictions.  Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisitions or other opportunities.  Our ability to comply with financial covenants could be affected by events beyond our control.  If our actual results deviate significantly from our projections, we may not remain in compliance with the financial covenants and would not be allowed to borrow under the New Loan Agreement.  If we are not able to borrow under the New Loan Agreement or if our financing needs increase, we may have to seek an alternative or additional source of financing. If we were to fail to obtain an alternative or additional source of financing in such circumstances, we could experience cash flow difficulties and disruptions in our supply chain or be unable to pursue our business strategy or fund capital expenditures.

Failure to manage inventory effectively could negatively impact our operations.

The composition of our inventory at any given time may vary considerably depending on launches of new products, planned sales of significant amounts of our products, during the peak holiday gift-giving seasons and as a result of termination or expiration of our fragrance licenses and sub-licenses. If we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that may need to be held for a long period of time, written down, sold at prices lower than expected, or discarded in order to clear excess inventory at the end of a selling season. Conversely, if we underestimate consumer demand, we may not be able to provide products to our customers to meet their demand. Either event could have a material adverse impact on our business, financial condition and results of operations. The termination or expiration of our fragrance licenses may result in inventory which we may need to write down to the amounts which we estimate could be realized upon their sale or liquidation. During the year ended March 31, 2010, we recorded additional charges of $7.6 million to cost of sales to reduce the recorded value of inventories related to our GUESS? license as a result of the expiration of this license on December 31, 2009. In addition, inventory shrink (inventory theft or loss) rates can also significantly impact our business performance and financial results.

The value of our long-lived assets, including brand licenses and trademarks, may be adversely affected if we experience declines in operating results or experience significant negative industry or economic trends.

The majority of our long-lived assets are the result of the acquisition of existing license brands. For newly launched brands our long-lived assets are generally the result of our investment in trademarking brand names and designs, and are generally not a material portion of our assets. At least on an annual basis, long-lived assets are reviewed for impairment. Impairment losses are recognized if expected undiscounted future cash flows of the long-lived assets are less than their carrying values. Future cash flows can be affected by changes in industry or market conditions. The assumptions used include an analysis by license, and by fragrance produced under each license, which may vary depending on the age of the product. Expected sales along with related costs of sales, direct expenses and certain allocated charges are projected through the end of each given license period. Expected sales estimates incorporate the age of a product and its market distribution. If actual operating results differ from management’s estimates, or if we experience the impact of negative industry or economic trends, write downs of our long-lived assets, including brand licenses and trademarks, may be required which could have a material adverse effect on our operating results.

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

If other parties infringe on our intellectual property rights or the intellectual property rights that we license, the value of our brands in the marketplace may be diluted. Any infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. Additionally, we may infringe or be accused of infringing on others’ intellectual property rights and one or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could materially adversely affect our business, prospects, results of operations, financial condition or cash flows.

The accessories market, specifically, watches, handbags, and sunglasses, is also highly competitive and if we are unable to compete effectively it could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

As with fragrances and cosmetics, the accessories market is highly competitive and also changes rapidly due to consumer preferences and industry trends. In addition, we do not have the extent of experience in this market as we do in fragrances. We may have difficulty in sourcing these accessory items, all of which will be manufactured by independent third parties, and may not meet the quality standards expected by the licensor and/or the consumer. Consumer awareness and a positive image of the licensor could also be impacted by adverse publicity, which could negatively impact retailer and consumer attitudes. Additionally, we are obligated to make required minimum royalty payments even if sales do not reach the required contractual minimum sales levels, and to date we have not generated sufficient sales of accessories to offset the minimum royalty payments. Our lack of experience in these highly competitive markets could result in a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

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

Our success depends, in part, on the quality and safety of our fragrance and related products.

Our success depends, in part, on the quality and safety of our fragrance and related products. If our products are found to be unsafe or defective, or if they otherwise fail to meet customers or consumers’ standards and expectations, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, our sales could be adversely affected and/or we may become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to our international operations.

We operate on a global basis, with sales in approximately 80 countries. Our international operations could be adversely affected by:

•

import and export license requirements;

•

trade restrictions;

•

changes in tariffs and taxes;

•

product registration, permitting and regulatory compliance;

•

restrictions on repatriating foreign profits back to the United States;

•

the imposition of foreign and domestic governmental controls;

•

changes in, or our unfamiliarity with, foreign laws and regulations;

•

difficulties in staffing and managing international operations;

•

changes in economic, social, legal and other conditions;

•

the volatility or weakening of the U.S. dollar against other currencies;

•

greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•

geo-political conditions, such as terrorist attacks, war or other military action, public health  problems and natural disasters.

Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, natural disasters, or acts of war or terrorism, or disease epidemics, could result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating cash flow.

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

Our business is subject to regulation in the United States and internationally.

The manufacturing, distribution, formulation, packaging and advertising of our fragrance and related products are subject to numerous federal, state and foreign governmental regulations. Compliance with these regulations is costly and difficult. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws and product regulation, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

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

On November 30, 2007, we entered into a sublease agreement, commencing during February 2008, for 19,072 square feet of office space in Fort Lauderdale, Florida, to serve as our new corporate headquarters. We moved into this space in February 2008. The sublease was for eight years, commencing on February 1, 2008, at an annual cost of approximately $0.6 million, increasing 3% per annum. On January 31, 2009, the sublease was terminated and we assumed the sublessor’s obligations under their lease directly with the landlord. The terms of the lease are substantially the same as our previous sublease.

On April 17, 2006, we leased 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease is for a five-year term and had an initial annual cost of approximately $1.4 million, with minimal increases after the second and fourth year of the lease. We have relocated substantially all of our fragrance warehousing and distribution activities to this facility, and established a backup information technology site in case of an unplanned disruption to our South Florida headquarters.

We currently maintain a lease for our former corporate headquarters and distribution center in Ft. Lauderdale, Florida. During May 2006, we entered into a five-year lease on the 99,000 square foot property, commencing October 1, 2006, at an initial annual cost of approximately $0.9 million, increasing approximately 3% per annum. On January 29, 2009, we entered into a sublease agreement to sublease 40,000 square feet of space in the facility at the approximate per square foot cost as we have under our lease. The sublease commenced on April 1, 2009, and will terminate on September 30, 2011, which is our lease expiration date. We are actively seeking to sublease the remaining space in the facility.

Item 3.

LEGAL PROCEEDINGS.

Litigation

On June 21, 2006, we were served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the June 2006 proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of our outstanding shares of common stock for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”).

The original Derivative Action sought to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and sought injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleged that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served on August 17, 2006.

The Amended Complaint continued to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint was largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It added to those claims, assertions regarding a 2003 buy-out effort and an abandoned buy-out effort of PFA. It also contained allegations regarding the prospect that our stock might be delisted because of a delay in meeting SEC filing requirements.

We and the other defendants engaged Florida securities counsel, including the counsel who successfully represented us in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which we moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007.  During fiscal year 2008, there followed extremely limited discovery.  A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. We were then advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. We believe the documents provide no support for any of the claims.

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

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. Counsel also moved to amend the complaint yet again. After a lengthy hearing, the Court permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009.

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of our former independent outside auditors, as well as one of our consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that our stock declined in value.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for hearing on June 25, 2010. That hearing was postponed until September 17, 2010. The motion seeks a ruling that one of our directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion was based.

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

REMOVED AND RESERVED.

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock, par value $0.01 per share, commenced trading on the National Association of Securities Dealers Automatic Quotation System (“Nasdaq”) National Small Cap market on February 26, 1987, and commenced trading on the Nasdaq National Market on October 24, 1995 under the symbol "PARL." On August 1, 2006, the Nasdaq National Market changed its name to the Nasdaq Global Market, with some of its members, including Parlux, being listed on Nasdaq’s Global Select Market.

The following chart, as reported by the National Association of Securities Dealers, Inc., shows the high and low sales prices for our securities available for each quarter of the last two years.

	Common Stock
	High	Low
Quarter – Fiscal Year 2009:
First (April/June) 2008	5.29	2.91
Second (July/Sept.) 2008	7.15	2.42
Third (Oct./Dec.) 2008	5.39	2.50
Fourth (Jan./Mar.) 2009	3.10	0.59
Quarter – Fiscal Year 2010:
First (April/June) 2009	2.57	0.77
Second (July/Sept.) 2009	2.50	1.52
Third (Oct./Dec.) 2009	2.61	1.88
Fourth (Jan./Mar.) 2010	2.18	1.52

On June 25, 2010, the closing price of our common stock was $1.73 per share as reported by Nasdaq. As of June 25, 2010, there were approximately 60 holders of record of our common stock, which does not include common stock held in street name.

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividend in the near future. Our prior loan agreement with Regions restricted payment of dividends without prior approval. Our current loan agreement with GE Capital restricts payment of dividends without prior approval.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,783,150	(1)	$4.50	7,280,275	(2)
Equity compensation plans not approved by security holders	4,234,000	(3)	$4.79	—
Total	7,017,150		$4.70	7,280,275

———————

(1)

Represents 783,150 shares to be issued upon the exercise of outstanding options under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2000 Stock Option Plan (the “2000 Plan”), which were approved by our stockholders on October 11, 2007, and October 12, 2000, respectively, and 2,000,000 shares to be issued upon the exercise of warrants granted in connection with the Artistic Brands licenses, which was approved by our stockholders on December 18, 2009. See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

(2)

Represents 912,000 and 368,275 shares available for grant under our 2007 Plan and our 2000 Plan, which were approved by our stockholders as discussed in footnote 1 above, and 6,000,000 shares, which may be issued upon the exercise of warrants that may be issued in the future, if and when the sublicense agreement is entered into for Shawn “Jay Z” Carter and the fourth artist in connection with the Artistic Brands

Development, LLC licenses, which was approved by our stockholders on December 18, 2009. See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

(3)

Represents warrants to purchase 200,000 shares granted in connection with previous employment and consulting agreements and warrants to purchase 34,000 shares granted in connection with previous annual Board of Directors’ compensation. In addition, it represents warrants granted on April 7, 2009, to purchase 4,000,000 shares of our common stock in connection with the Artistic Brands Development, LLC licenses.  See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

On November 3, 2008, we announced the authorization and implementation of a buy-back program of up to 1,000,000 shares of the Company’s common stock. This authorization is part of our existing share buy-back program originally approved and announced in January 2007. There is no expiration date specified for this program. We did not repurchase any of our common stock during the quarter ended March 31, 2010. (see “Liquidity and Capital Resources” in Item 7 for further discussion).

STOCKHOLDER RETURN PERFORMANCE: FIVE YEAR GRAPH

Set forth below is a performance graph comparing the cumulative total return on our common stock with the cumulative total return on the Standard and Poors 500 Index, and the Standard and Poors Personal Products 500 Index for the fiscal years of 2005 through 2010.

Cumulative Total Return

	3/05	3/06	3/07	3/08	3/09	3/10

Parlux Fragrances, Inc.	$100.0	$148.96	$51.55	$27.16	$7.94	$18.48
S&P 500	$100.0	$111.73	$124.95	$118.60	$73.43	$109.97
S&P Personal Products	$100.0	$113.29	$143.04	$149.98	$76.79	$160.36

Item 6.

SELECTED FINANCIAL DATA.

The following data has been derived from audited consolidated financial statements, adjusted for the two-for-one stock split effected on June 16, 2006, for stockholders of record on May 31, 2006. Consolidated balance sheets at March 31, 2010, and 2009, and the related consolidated statements of operations and of cash flows for each of the three years in the period ended March 31, 2010, and notes thereto appear elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected for any future period. Future periods will not include net sales from GUESS? brand products, as a result of the GUESS? license having expired on December 31, 2009. Please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the expiration of the GUESS? license.

Statement of Operations Data:	For the Years Ended March 31,
	2010	2009	2008	2007(3)	2006
	(in thousands of dollars, except per share data)
Continuing Operations:
Net sales	$148,102	$151,155	$153,696	$134,365	$106,364
Costs/operating expenses	171,611	157,958	145,096	177,601	104,703
Operating (loss) income	(23,509)	(6,803)	8,600	(42,742)	1,661
(Loss) income from continuing operations	(14,759)	(4,284)	5,011	(27,864)	693
Income from discontinued operations (1)	—	—	25	30,746	22,043
Net (loss) income	$(14,759)	$(4,284)	$5,036	$2,882	$22,736
(Loss) income per share:
Basic:
Continuing operations	$(0.73)	$(0.21)	$0.26	$(1.53)	$0.04
Discontinued operations	—	—	—	1.69	1.23
Total	$(0.73)	$(0.21)	$0.26	$0.16	$1.27
Diluted: (2)
Continuing operations	$(0.73)	$(0.21)	$0.24	$(1.53)	$0.03
Discontinued operations	—	—	—	1.69	1.04
Total	$(0.73)	$(0.21)	$0.24	$0.16	$1.07
Weighted average number of shares outstanding:
Basic	20,330,395	20,537,624	19,344,953	18,154,190	17,904,768
Diluted	20,330,395	20,537,624	20,603,256	18,154,190	21,098,773

———————

(1)

Represents operations relating to the Perry Ellis brand, which was sold during December 2006. See Note 14 to the accompanying Consolidated Financial Statements included in this filing for further discussion as prior period information presented in this Annual Report on Form 10-K has been reclassified accordingly.

(2)

The number of shares utilized in the calculation of diluted loss per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2010, 2009, and 2007, as we incurred a loss from continuing operations for each of those periods.

(3)

Concurrent with the stock split (“Stock Split”) in fiscal year 2007, we modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, we were required to record share-based compensation expense in the amount of $16.2 million, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge was included in operation expenses for the year ended March 31, 2007. We also recorded a tax benefit of $5.2 million as a result of the charge, which reduced income tax expense for the period.

Balance Sheet Data:	March 31,
	2010	2009	2008	2007	2006
	(in thousands)

Current assets	$103,373	$128,674	$122,333	$114,065	$153,940
Current liabilities	14,532	26,220	15,040	34,605	71,068
Working capital	88,841	102,454	107,293	79,460	82,872
Trademarks and licenses, net	4,654	1,885	2,770	3,913	12,120
Long-term borrowings, net	—	—	543	1,537	—
Total assets	114,332	136,704	131,148	144,896	167,292
Total liabilities	14,532	26,220	15,583	36,142	73,578
Stockholders’ equity	$99,800	$110,484	$115,565	$108,755	$93,714

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

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

As a result of the economic downturn over the past two years and the impact of the expiration of the GUESS? license on December 31, 2009, we have incurred significant net losses of $14.8 million and $4.3 million for the years ended March 31, 2010 and 2009, respectively. Net cash used in operations during the year ended March 31, 2009, was $13.1 million, while net cash provided by operations during the year ended March 31, 2010, was $13.9 million. As reflected in the accompanying Consolidated Balance Sheet as of March 31, 2010, we had unrestricted cash and cash equivalents of approximately $17.6 million and positive working capital of $88.8 million.

During fiscal years 2009 and 2010, we implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels. The reductions during fiscal year 2010 were partially offset by approximately $1.7 million in advertising and promotional expense relating to the write-off of our remaining GUESS? collateral material. Management will continue to implement various operational efficiencies and monitor all facets of our operations.

On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees under our Loan Agreement with Regions, and the Loan Agreement, as amended, was terminated.  On June 25, 2010, we entered into the New Loan Agreement with GE Capital.  The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate.  The term of the loan facility under the New Loan Agreement is two years.  See “Liquidity and Capital Resources” and Note 7 to the accompanying Consolidated Financial Statements for further discussion.

Management believes that the actions taken, along with the new credit facility will provide us an opportunity to improve liquidity and profitability, and our new financing will be sufficient to meet our current operating and seasonal needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing.  There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

We distribute certain brands through Perfumania, a specialty retailer of fragrances in the United States and Puerto Rico, and Quality King. Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Perfumania is one of our largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in our Company at that time (10.1% at March 31, 2010), and accordingly, transactions with Perfumania and Quality King are included as related party sales in the accompanying Consolidated Statements of Operations.

During the year ended March 31, 2010, in addition to sales to Perfumania and Quality King, we sold a number of our products to Jacavi, a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010, and is one of the principals of Artistic Brands. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statement of Operations for the year ended March 31, 2010.

During the fiscal year ended March 31, 2010, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, Jessica Simpson, Queen Latifah, Marc Ecko, Josie Natori, GUESS?, Nicole Miller, XOXO, Ocean Pacific (“OP”), Andy Roddick, and babyGUND fragrances and grooming items on an exclusive basis as a licensee. During the fiscal year ended March 31, 2010, we entered into sublicensing agreements for the fragrance licenses of entertainers Rihanna and Kanye West.

The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 42% and 28%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2010, and 55% and 30%, respectively, of our gross sales from continuing operations during the year ended March 31, 2009.  The GUESS? license expired on December 31, 2009, and was not renewed. As a result, licensed Paris Hilton brand products are expected to account for the majority of our gross sales and constitute our primary source of revenue for the year ending March 31, 2011. If Paris Hilton's appeal as a celebrity were to diminish, it could result in a material reduction in our sales of licensed Paris Hilton brand products, adversely affecting our results of operations and operating cash flows. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014.

As of March 31, 2010, the carrying value of our inventories of GUESS? products totaled $1.0 million ($27.7 million at March 31, 2009). During the year ended March 31, 2010, we recorded additional charges of $7.6 million to cost of sales to reduce the recorded value of such inventories to the amounts which we estimate could be realized upon their sale or liquidation. In addition, during the year ended March 31, 2010, we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense. At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. The new fragrance licensee is in the process of purchasing the remaining inventory balance at March 31, 2010.

We expect to partially offset the reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Paris Hilton fragrances, Fairy Dust and Siren, Jessica Simpson fragrances, Fancy and Fancy Love, Queen Latifah fragrance, Queen, Josie Natori fragrance, Natori, and Marc Ecko fragrance, Ecko, as well as sales from anticipated new fragrances under the Paris Hilton, Jessica Simpson, Queen Latifah, Marc Ecko and Nicole Miller fragrance licenses in fiscal year 2011. In addition, we anticipate launching a new fragrance under our recently signed Rihanna sublicense in the spring of fiscal year 2011.

We expanded our product licenses under the Paris Hilton brand into the accessory market in 2005, specifically, watches, handbags, purses, small leather goods, cosmetics and sunglasses. We believed such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume. Our sales under such accessory licenses have not offset the minimum annual royalties paid to the licensor. During the year ended March 31, 2008, we sublicensed the international rights for handbags, purses, wallets, and other small leather goods. We generated $0.4 million in fiscal year 2010, $0.4 million in fiscal year 2009, and $0.5 million in fiscal year 2008 in sublicense revenue. We anticipate minimum revenues of $0.3 million under this sublicense for fiscal year 2011. In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses through January 15, 2012, and remain contingently liable for the minimum guaranteed royalty from our assignment of the license. We generated $0.3 million in fiscal year 2010 in sublicense revenue and anticipate minimum revenues of $0.4 million under this sublicense for fiscal year 2011. As of March 31, 2010, we determined that the license for Paris Hilton cosmetics, which is due to expire on January 15, 2011, was no longer a viable business line and all remaining royalty obligations were accrued and expensed in fiscal year 2010.

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

Accounting for Long-Lived Assets. The majority of our long-lived assets are the result of the acquisition of existing license brands. For newly launched brands our long-lived assets are generally the result of our investment in trademarking brand names and designs, and are generally not a material portion of our assets. The value of our long-lived assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. On an annual basis, long-lived assets are reviewed for impairment, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the long-lived assets are less than their carrying values. Future cash flows can be affected by changes in industry or market conditions. The assumptions used include an analysis by license, and by fragrance produced under each license, which may vary depending on the age of the product. Expected sales along with related costs of sales, direct expenses and certain allocated charges are projected through the end of each given license period. Expected sales estimates incorporate the age of a product and its market distribution. Although certain products may not be widely distributed, we may have certain distribution channels, such as specialty discount stores, where the product is in demand. Direct expenses, including cost of goods and royalties, vary by product, but generally range between 35% to 50%. Allocated charges include selling and distribution costs, marketing expenses and depreciation of molds. Although these costs vary by brand, management anticipates that these costs would range between 15% and 25%. The net unamortized balance of our trademarks and licenses at March 31, 2010, is approximately $4.7 million. Management does not anticipate any further material write down will be required going forward, however, if actual results differ from management’s estimates, or if the economic environment should deteriorate, additional write downs may be required which could have a material adverse effect on our operating results.

We recorded a non-cash impairment charge for the XOXO fragrance license of $0.4 million in fiscal year 2008. The impairment charge is included in depreciation and amortization expense in the accompanying Consolidated Statements of Operations. Our management determined that this asset would be reviewed on a quarterly basis going forward. As a result of our quarterly review, we determined that there was no further impairment charges recorded during the years ended March 31, 2010, and 2009.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant most of our unrelated U.S. department store customers the right to return a product which does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Based upon this information, we provide an allowance for sales returns. It is generally after the specific gift-giving season (Mother’s Day, Christmas, etc.) that our customers request approval for the return of unsold items. We decide to accept returns on a case-by-case basis. There is considerable judgment used in evaluating the factors influencing the provision for returns, and additional allowances in any particular period may be needed, if actual returns received exceed estimates, reducing net sales. All other customers have no right to return products unless they are damaged or otherwise.

The allowance for sales returns was $2.3 million and $1.3 million at March 31, 2010, and 2009, respectively. Fluctuations in the allowance balance are generally higher after gift-giving seasons and are estimated based on a three-month period, as it generally takes between two to three-months for us to receive such returns. Historically, our estimated allowances have been sufficient to cover the amount of returns subsequently received. However, an increase in sales returns due to a change in economic conditions, or otherwise, could have a material impact on our operating results.

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

The allowance for doubtful accounts receivable was $0.7 million and $0.4 million at March 31, 2010, and 2009, respectively. We continuously monitor the collectability of our receivables by analyzing the aging of our accounts receivable, assessing our customers credit worthiness, and evaluating the impact of the changes in economic conditions. Historically, our estimated allowances have been sufficient to cover our uncollectible receivables. However, significant changes in the circumstances that affect the collectability of our receivables could have a material impact on our cash flows and operating results.

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

Inventory Write-downs. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3.2 million and $3.3 million at March 31, 2010, and 2009, respectively.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

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

Our inventories and write-downs, by major categories, as of March 31, 2010, and 2009, are as follows:

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw material	Total
	(in millions)
Inventories	$28.2	$22.2	$2.6	$53.0
Less write-downs	4.9	6.0	0.3	11.2
Net inventories	$23.3	$16.2	$2.3	$41.8

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw material	Total
	(in millions)
Inventories	$44.1	$21.4	$4.2	$69.7
Less write-downs	1.9	0.9	0.2	3.0
Net inventories	$42.2	$20.5	$4.0	$66.7

We perform a review of our inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently. The write-down of inventory results from the application of an analytical approach that incorporates a comparison of our sales expectations to the amount of inventory on hand. Other qualitative reasons for writing down selected inventory may include, but is not limited to, product expiration, licensor restrictions, damages, and general economic conditions. As of March 31, 2010, and 2009, of our total inventories of $53.0 million and $69.7 million, respectively, management determined that approximately $9.5 million and $3.9 million, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written down by $4.9 million and $1.9 million in fiscal year 2010 and 2009, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2010, and 2009, approximately $7.7 million and $12.8 million, respectively, were identified as problematic and the inventory was written down by $6.0 million and $0.9 million, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of March 31, 2010, and 2009, approximately $0.3 million and $0.3 million were identified as problematic and the inventory was written down by $0.3 million and $0.2 million, respectively.

As of March 31, 2010, our inventories of GUESS? products totaled $1.0 million ($27.7 million at March 31, 2009). As our license with GUESS? expired on December 31, 2009, and was not renewed. We recorded charges of $7.6 million, which is included in the $11.2 million write-down noted in the table above, as of March 31, 2010, to cost of sales to reduce the recorded value of such inventories to the amounts, which we estimate could be realized upon their sale or liquidation. We do not anticipate further write-downs of the remaining GUESS? inventory.

During the years ended March 31, 2010, 2009, and 2008, the carrying value of certain inventory was reduced by $11.2 million (including $7.6 million relating to GUESS? products), $0.2 million, and $0.9 million, respectively, which was recorded in cost of goods sold in the accompanying Consolidated Statements of Operations. Based upon this review, management has determined that its inventory is stated at the lower of cost or market value, however, if we are not successful in selling our inventory, we may need to write down our inventory further or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse affect on our financial condition and results of operations.

Demonstration and Cooperative Advertising Allowances. We record allowances for demonstration chargebacks and cooperative advertising costs. The demonstration chargebacks are recorded based on demonstration programs with specific U.S. department stores. The allowance for demonstration chargebacks was $0.6 million and $1.1 million at March 31, 2010, and 2009, respectively. Fluctuations in the allowance balance are generally higher after gift-giving seasons and are estimated based on a three-month period. Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under our direct control, and at our option, including catalogue and other forms of print advertising, are included in advertising and promotional expenses in the accompanying Consolidated Statements of Operations. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. The allowance for cooperative advertising was $0.5 million and $0.6 million at March 31, 2010, and 2009, respectively. Historically, our estimated allowances have been sufficient to cover the amount of our chargebacks and cooperative advertising costs.

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

The accounting for uncertainty in income taxes recognized in the financial statements prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. We did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions. As of the years ended March 31, 2010, and 2009, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

Stock-Based Compensation. We recognize the cost of share-based compensation expense in the accompanying Consolidated Financial Statements for stock options and warrants granted, based on the fair values of the awards at the date of grant over the vesting period. We use the Black-Scholes valuation model to determine the compensation expense. When estimating forfeitures, we consider an analysis of actual option forfeitures, as well as management judgment. The forfeiture rate used when calculating the value of stock options granted in 2010 and 2009 was approximately 5%.

Since April 2008, we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies.

Recent Accounting Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification Accounting Standards Update No. 2009-01 (“ASU No. 2009-01”), an amendment based on Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, under Topic 105, Generally Accepted Accounting Principles. Under this update, the Codification has become the source of accounting principles generally accepted in the United States of America (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASU No. 2009-01, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The provisions of ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-01 did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently accessing the impact, if any, of ASU No. 2010-06 disclosures on our consolidated financial statements.

In February 2010, the FASB issued Codification Accounting Standards Update No. 2010-09 (“ASU No. 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, under Topic 855, Subsequent Events, to amend the requirement to disclose the date that the financial statements are issued for subsequent events to align with SEC’s reporting requirements.  This update amendment includes the definition of an SEC filer and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued.  Further, the amendment no longer requires that an SEC filer disclose the date financial statements were issued. ASU No. 2010-09 is effective upon issuance. The adoption of ASU No. 2010-09 did not have a material impact on our consolidated financial statements.

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry. Department stores generally lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional expenses. In addition, a number of the new launches are with celebrities (either entertainers or athletes), which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event. If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances or accessory product brands diminishes, it could result in a substantial reduction in profitability and operating cash flows.

Certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season. Store closings, inventory control initiatives, and the current global economic conditions may continue to affect our sales in the short-term. During fiscal years 2009 and 2010, we implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels.

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

In light of the downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets during the years ended March 31, 2010, and 2009. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges are deemed necessary.

Looking forward to fiscal year 2011, our license with GUESS? expired on December 31, 2009, and was not renewed. We expect to partially offset the reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Paris Hilton fragrances, Fairy Dust and Siren, Jessica Simpson fragrances, Fancy and Fancy Love, Queen Latifah fragrance, Queen, Josie Natori fragrance, Natori, and Marc Ecko fragrance, Ecko, as well as sales from anticipated new fragrances under the Paris Hilton, Jessica Simpson, Queen Latifah, Marc Ecko and Nicole Miller fragrance licenses in fiscal year 2011. We anticipate launching a new fragrance under our recently signed Rihanna sublicense in fiscal year 2011.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to reduce our expenses by reducing employee headcount and advertising expenses, where feasible, as we anticipate launching two newly licensed brands in fiscal year 2011, as compared to three newly licensed brands in fiscal year 2010, and are cautiously optimistic that we are positioned for a profitable fiscal year 2011 with our expected product mix and revised cost structure.

Results of Operations

On November 28, 2006, our Board of Directors approved the sale of the Perry Ellis fragrance brand license and related assets back to PEI. A definitive agreement was signed on December 6, 2006, and the sale closed shortly thereafter. See Note 14 to the accompanying Consolidated Financial Statements for further discussion.

During December 2006, we sold the Perry Ellis fragrance rights and other related assets to the licensor, Perry Ellis International. The results presented in the accompanying Consolidated Statements of Operations for the fiscal year ended March 31, 2008, includes activity relating to the Perry Ellis brand as discontinued operations. For comparison purposes, prior period financial information has been restated accordingly. Our discussions below exclude Perry Ellis activities, which are addressed separately in the discussion of discontinued operations.

During our fiscal year ended March 31, 2008, we did business with fragrance distributors owned/operated by individuals related to Ilia Lekach, our Chairman and CEO through February 2007. Through June 30, 2007, these sales were included as related party sales in the accompanying Consolidated Statements of Operations. As of June 30, 2007, Mr. Lekach’s beneficial ownership interest in our Company was approximately 7.6%. During the fiscal year ended March 31, 2008, his beneficial ownership declined to less than 5% (0% at March 31, 2010). Accordingly, the Company’s management determined that, effective as of July 1, 2007, transactions with such parties will no longer be reported as related party transactions, and there were no such sales in fiscal years 2009 and 2010.

During the year ended March 31, 2010, we experienced a 2% decrease in overall sales, as compared to the prior year ended March 31, 2009. The decrease is primarily due to the challenging global economic climate in both our domestic and international markets. Our domestic department store net sales decreased over the prior year, as we experienced larger than expected product returns during this difficult retail climate. Further, the domestic department store retailers have drastically reduced inventory levels due to declining consumer traffic. Our international sales decreased during the year ended March 31, 2010, as compared to the year ended March 31, 2009, primarily due to a shift in our focus from international to domestic sales.  However, this decrease in overall sales was partially offset by an increase in related party sales. Our overall sales for the current year continued to be negatively affected by the global economic climate.

Our license with GUESS? expired on December 31, 2009, and was not renewed. As of March 31, 2010, our inventories of GUESS? products totaled $1.0 million ($27.7 million at March 31, 2009). During the year ended March 31, 2010, we recorded charges of $7.6 million to cost of sales to reduce the recorded value of such inventories to the amounts which we estimate could be realized upon their sale or liquidation. In addition, during the year ended March 31, 2010, we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense. At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. The new fragrance licensee is in the process of purchasing the remaining inventory balance at March 31, 2010. We do not anticipate further write-downs of the remaining GUESS? inventory.

During the year ended March 31, 2010, we transferred $4.6 million of GUESS? brand inventory to its new fragrance licensee at our original cost, as stipulated in our license agreement with GUESS?. This transfer of inventory, along with the cost of sales and the $7.6 million of inventory write-downs, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying Consolidated Statements of Operations for the year ended March 31, 2010.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the years ended March 31, 2010, 2009, and 2008, included $4.4 million, $4.9 million, and $4.7 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparisons of the year ended March 31, 2010 to March 31, 2009, and of the year ended March 31, 2009 to March 31, 2008.

Net Sales

	For the Years Ended March 31,
	2010	% Change	2009	% Change	2008
			(in millions)
Domestic sales	$47.6	(12)%	$53.9	63%	$33.0
International sales	46.3	(17)%	55.8	(9)%	61.5
Unrelated customer sales	93.9	(14)%	109.7	16%	94.5
Related sales	49.6	20%	41.5	(30)%	59.2
Sales – expired license	4.6	100%	—	N/A	—
Total net sales	$148.1	(2)%	$151.2	(2)%	$153.7

———————

*

% change is based on unrounded numbers

During fiscal year 2010, net sales from continuing operations decreased 2% to $148.1 million, as compared to $151.2 million for the prior year. The decrease in net sales was primarily due to an increase of $6.9 million in our sales returns and allowances, as compared to the prior year, resulting from the recent holiday season and the continuing effect of the global economic environment. During the holiday season, U.S. department store retailers continued to experience reductions in consumer traffic, resulting in lower sales, a decrease in retail re-orders, and an increase in subsequent returns.  During fiscal year 2010, the decrease in net sales was partially offset by additional net sales of $4.6 million from the transition of the GUESS? brand products sold to its new fragrance licensee, at cost, as a result of the expiration of the GUESS? fragrance license, which is classified as Sales-expired license in the accompanying Consolidated Statements of Operations. Excluding these sales, our net sales from continuing operations would have decreased by 5%. See Note 3 to the accompanying Consolidated Financial Statements for further discussion.

Net sales to unrelated customers, which represented 63% of our total net sales for fiscal year 2010, decreased 14% to $93.9 million, as compared to $109.7 million for the prior year, primarily due to a decrease in international and domestic sales, resulting from the current global economic conditions. Net sales to the U.S. department store sector decreased 12% to $47.6 million for fiscal year 2010, as compared to $53.9 million for the prior year, while net sales to international distributors decreased 17% to $46.3 million from $55.8 million for the prior year. The decrease in our domestic market was primarily due to an increase in sales returns and allowances resulting from a difficult retail climate with store retailers drastically reducing inventory levels due to declining consumer traffic, as well as the GUESS? license transition, as discussed above. Our sales of GUESS? products to all of our customers, except for sales to GUESS? and its new fragrance licensee, ceased during the quarter ended December 31, 2009. The decrease in domestic sales was partially offset by the sales of our new Jessica Simpson fragrance, Fancy Love, our new Paris Hilton fragrance, Siren, and our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $12.7 million, $8.7 million, and $13.7 million, respectively, and sales of our new Marc Ecko men’s fragrance, Ecko, resulting in an increase in gross sales of $7.0 million.  The decrease in international net sales was primarily due to a shift in our focus from international to domestic sales, as our new licenses were initially launched in the domestic channel, where these new products have more appeal. The continuing challenging global economic environment also negatively affected our sales.

Net sales to related parties, which represented 34% of our total net sales for fiscal year 2010, increased 20% to $49.6 million, as compared to $41.5 million for the prior year. The increase is primarily due to an increase in gross sales of $9.6 million of GUESS? brand fragrances to Perfumania. In addition to our sales to Perfumania and Quality King, we had net sales of $3.0 million to Jacavi. See Note 2 to the accompanying Consolidated Financial Statements for further discussion of related party transactions.

During fiscal year 2009, net sales from continuing operations decreased 2% to $151.2 million, as compared to $153.7 million for the prior year. The decrease in net sales was primarily due to an increase of $2.7 million in our sales returns and allowance, as compared to the prior year, resulting from the difficult holiday season and the global economic environment. During the holiday season, U.S. department store retailers experienced a reduction in consumer traffic, resulting in lower sales, a decrease in retail re-orders, and an increase in subsequent returns. In addition, delays in obtaining critical components, particularly glass and plastics, negatively impacted our first quarter of fiscal year 2009.

Our GUESS? brand fragrances gross sales increased $10.2 million during fiscal year 2009 to $47.2 million, as compared to $37.0 million in the prior year, primarily due to the lifting of certain distribution restrictions placed by GUESS?, in fiscal year 2008, on international shipments and to the launch of GUESS? by Marciano for Women in February 2008 and GUESS? by Marciano for Men in February 2009, which generated gross sales of $11.9 million and $3.2 million, respectively. In August 2008, we launched our new Jessica Simpson fragrance, Fancy, resulting in an increase in gross sales of $20.7 million. Our Paris Hilton fragrances gross sales of $85.4 million decreased $18.3 million in fiscal year 2009, as compared to $103.7 million in the prior year, primarily due to a decrease in international sales. The decrease in Paris Hilton fragrances gross sales was partially offset by the launch, in late September 2008, of our new Paris Hilton fragrance, Fairy Dust, resulting in an increase in gross sales of $10.2 million, primarily in our domestic market.

Net sales to unrelated customers, which represented 73% of our total net sales for fiscal year 2009, increased 16% to $109.7 million, as compared to $94.5 million for the prior year, mainly as a result of an increase in gross sales of $13.2 million to unrelated customers of our GUESS? brand fragrances and the launch of our new Jessica Simpson and Paris Hilton fragrances sold primarily in our domestic market. Net sales to the U.S. department store sector increased 63% to $53.9 million for fiscal year 2009, as compared to $33.0 million for the prior year, while net sales to international distributors decreased 9% to $55.8 million, as compared to $61.5 million for the prior year. The increase in domestic sales is primarily due to the launch of our Fancy and Fairy Dust, noted above. Additionally, in the domestic market we benefited from our investments in promotional activities and our domestic sales force, coupled with higher levels of sell-through in difficult economic conditions. The decrease in international net sales was primarily a result of a decrease of $9.7 million in international gross sales of our Paris Hilton brand fragrances, the negative impact of the current recessionary economic conditions, and the volatility of the U.S. dollar against other currencies. Sales to related parties decreased 30% to $41.5 million for fiscal year 2009, as compared to $59.2 million for the prior year, reflecting the depressed economic conditions within the U.S. retail industry, coupled with certain current unrelated customers being reported as related customers through June 30, 2007. Included in related parties sales are sales to Perfumania in the amount of $41.5 million and $51.2 million, for the years ended March 31, 2009 and 2008, respectively (see Note 2 to the accompanying Consolidated Financial Statements for further discussion). Sales to Perfumania during the year ended March 31, 2008, included a number of close-out sales of slower moving products, which were sold at discounted prices.

Effective July 1, 2007, related party sales include sales to Perfumania, Quality King and Jacavi as sales to certain distributors related to Ilia Lekach, that were previously reported as related parties, are now included as unrelated international customer sales (see Note 2 to the accompanying Consolidated Financial Statements for further discussion of related party transactions).

Cost of Goods Sold

	For the Years Ended March 31,
	2010	% Change *	2009	% Change *	2008
	(in millions)
Unrelated customers	$44.9	(12)%	$51.3	7%	$48.1
As a % of unrelated customer net sales	48%		47%		51%
Related parties	29.2	51%	19.3	(34)%	29.1
As a % of related parties net sales	59%		46%		49%
Cost of sales – expired license	11.9	100%	—	N/A	—
As a % of expired license net sales	257%		0%		0%
Total cost of goods sold	$86.0	22%	$70.6	(9)%	$77.2
As a % of net sales	58%		47%		50%

———————

*

% change is based on unrounded numbers

During fiscal year 2010, we incurred additional cost of goods sold of $11.9 million, from the transition of the GUESS? brand products sold to its new fragrance licensee, including $4.6 million from the sale of the products, at cost. Included therein is a provision of $7.6 million for the write-down of the remaining GUESS? inventory resulting from the expiration of the GUESS? fragrance license, which is classified as Cost of sales-expired license in the accompanying Consolidated Statements of Operations. See Note 3 to the accompanying Consolidated Financial Statements for further discussion.

During fiscal year 2010, our overall cost of goods sold increased as a percentage of net sales to 58%, as compared to 47% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 48% and 59%, respectively, in 2010, as compared to 47% and 46%, respectively, for the prior year. Our sales to U.S. department store customers generally have a higher margin than sales to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise. During fiscal year 2010, sales of slower moving merchandise to our unrelated international customers resulted in lower margins, as compared to the prior year. This was partially offset by our newly launched products sold primarily in our domestic market which resulted in higher margins. During fiscal year 2010, cost of goods sold to related parties increased primarily due to an increase in related party sales of slower-moving merchandise and excess inventory, which resulted in lower margins. In addition, due to the expiration of our GUESS? license, we offered additional incentives in order to reduce our GUESS? inventory.

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

Operating Expenses

	For the Years Ended March 31,
	2010	% Change *	2009	% Change *	2008
	(in millions)
Advertising and promotional	$44.9	(1)%	$45.4	54%	$29.6
As a % of net sales	30%		30%		19%
Selling and distribution	14.2	(11)%	15.9	32%	12.0
As a % of net sales	10%		11%		8%
Royalties	13.4	3%	13.0	6%	12.3
As a % of net sales	9%		9%		8%
General and administrative	10.3	(2)%	10.6	(6)%	11.2
As a % of net sales	7%		7%		7%
Depreciation and amortization	2.9	15%	2.5	(11)%	2.8
As a % of net sales	2%		2%		2%
Total operating expenses	$85.7	(2)%	$87.4	29%	$67.9
As a % of net sales	58%		58%		44%

———————

*

% change is based on unrounded numbers

In fiscal year 2010, total operating expenses decreased 2% to $85.7 million from $87.4 million, remaining constant as a percentage of net sales at 58%, while at the same time launching five new products in fiscal year 2010 as compared to three new products in the prior year. In fiscal year 2009, total operating expenses increased by 29% to $87.4 million from $67.9 million, increasing as a percentage of net sales to 58% from 44% in the prior year. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 1% to $44.9 million for the year ended March 31, 2010, as compared to $45.4 million for the prior year, remaining constant as a percentage of net sales at 30%. The decrease in advertising and promotional expense is primarily due to targeted reductions in advertising and demonstration costs of $2.7 million, as compared to the prior year. The decrease was partially offset by an increase in promotional expense relating to the launches of the Jessica Simpson fragrance, Fancy Love, and the Paris Hilton fragrance, Siren, in June 2009, as well as our product launches of the new fragrances under our Queen Latifah, Josie Natori, and Marc Ecko licenses during the second quarter of fiscal year 2010, as compared to the launch of three fragrances, Jessica Simpson fragrance, Fancy, and Paris Hilton fragrance, Fairy Dust, in the fall of 2008 and GUESS? by Marciano for Men in February 2009 in the prior year. In addition, during fiscal year 2010 we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products upon expiration of this license, which was recorded as advertising and promotional expense.

Advertising and promotional expenses increased 54% to $45.4 million for the year ended March 31, 2009, as compared to $29.6 million for the prior year, increasing as a percentage of net sales to 30% from 19%, primarily due to the launches and advertising campaigns for our new Jessica Simpson and Paris Hilton fragrances in the fall of 2008, the launch of GUESS? by Marciano for Men in February 2009, and the investments we made with our promotional activities in our domestic markets. During the prior year, we incurred advertising and promotional costs in connection with the launch of our Paris Hilton Can Can fragrance. During the third quarter of fiscal year 2009, we anticipated significantly higher sales and we committed our spending accordingly. However, during the last five weeks of the third quarter, retailers experienced a significant drop in consumer business and re-orders were negatively affected. We decreased our promotional spending for all brands during the fourth quarter of fiscal year 2009, and continued to monitor our promotional spending in fiscal year 2010 in response to the current economic climate.

Selling and Distribution Costs

Selling and distribution costs decreased 11% to $14.2 million for the year ended March 31, 2010, as compared to $15.9 million for the prior year, decreasing as a percentage of net sales to 10% from 11%. The decrease in selling and distribution costs was primarily due to a decrease in sales personnel, and the related benefits and insurance expenses both in our domestic and international markets, and a decrease in individual sales representative commissions in our international markets. In addition, we incurred lower warehouse operational costs of $4.4 million, as compared to $4.9 million, in the prior year.

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

Royalties

Royalties increased by 3% to $13.4 million for the year ended March 31, 2010, as compared to $13.0 million for the prior year, remaining constant as a percentage of net sales at 9%. The increase in royalties reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, as well as XOXO and Andy Roddick fragrances, for which minimum sales levels were not achieved. The license for Paris Hilton cosmetics is due to expire on January 15, 2011, and all remaining royalty obligations have been accrued and expensed in fiscal year 2010.  In fiscal year 2009, we assigned the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses, which began generating sublicensing revenues in August 2009. In fiscal year 2008, we sublicensed the international rights for the handbags, which continues to absorb a portion of the minimum royalty. We generated sublicense revenue for these two licenses of $0.6 million in fiscal year 2010, as compared to $0.4 million, for the prior year, which has been recorded as a reduction in royalty expense.

Royalties increased by 6% to $13.0 million for the year ended March 31, 2009, as compared to $12.3 million for the prior year, increasing as a percentage of net sales to 9% from 8%. The increase reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, as well as XOXO and Andy Roddick fragrances, for which minimum sales levels were not achieved. During the year ended March 31, 2008, we sublicensed the international rights for the handbags. We generated $0.4 million in fiscal year 2009 and $0.5 million in fiscal year 2008 in sublicense revenue, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

General and administrative expenses decreased 2% to $10.3 million for the year ended March 31, 2010, as compared to $10.6 million for the prior year, remaining constant as a percentage of net sales at 7%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefit and insurance expenses, partially offset by an increase in professional fees and severance costs, as compared to the prior year.

General and administrative expenses decreased 6% to $10.6 million for the year ended March 31, 2009, as compared to $11.2 million for the prior year, remaining constant as a percentage of net sales at 7%. The decrease in expenses was mainly attributable to a reduction in personnel during the fourth quarter of fiscal year 2009 and a decrease in accounting fees.

Depreciation and Amortization

Depreciation and amortization increased 15% to $2.9 million for the year ended March 31, 2010, as compared to $2.5 million for the prior year, remaining constant as a percentage of net sales at 2%. The increase includes additional amortization of molds and tooling associated with our new brand products launched during fiscal year 2010.

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

Operating (Loss) Income

	For the Years Ended March 31,
	2010	% Change *	2009	% Change *	2008
			(in millions)
Operating (loss) income from continuing operations	$(23.5)	(246)%	$(6.8)	(179)%	$8.6
As a % of net sales	(16)%		(5)%		6%
Other income	—		—	N/A	0.5
As a % of net sales	0%		0%		0%
Net interest income (expense)	(0.2)	(202)%	0.2	126%	(1.0)
As a % of net sales	0%		0%		(1)%
Foreign exchange gain (loss)	—	N/A	—	N/A	—
As a % of net sales	0%		0%		0%
(Loss) income from continuing operations before income taxes	$(23.7)	(261)%	$(6.6)	(181)%	$8.1
As a % of net sales	(16)%		(4)%		5%

———————

*

% change is based on unrounded numbers

As a result of the factors discussed above, we incurred an operating loss from continuing operations of $(23.5) million in fiscal year 2010, as compared to $(6.8) million in fiscal year 2009, and earning income from continuing operations of $8.6 million in fiscal year 2008.

Other Income

During the year ended March 31, 2008, we recorded other income of $0.5 million, primarily related to a gain on an insurance recovery resulting from an inventory theft, which was in excess of the recorded value of the stolen inventory.

Net Interest Income/Expense

Net interest expense was $0.2 million for the year ended March 31, 2010, as compared to net interest income of $0.2 million for the prior year, as we utilized a portion of our line of credit during fiscal year 2010.

Net interest income was $0.2 million for the year ended March 31, 2009, as compared to net interest expense of $1.0 million for the prior year, as we did not utilize our line of credit during fiscal year 2009.

Income (Loss) from Continuing Operations Before Income Taxes, Income Taxes, Discontinued Operations and Net (Loss) Income

	For the Years Ended March 31,
	2010	% Change *	2009	% Change *	2008
			(in millions)
(Loss) income from continuing operations before income taxes	$(23.7)	(261)%	$(6.6)	(181)%	$8.1
As a of net sales	(16)%		(4)%		5%
Income tax (benefit) provision	(8.9)	N/A	(2.3)	N/A	3.1
As a % of net sales	6%		2%		(2)%
(Loss) income from continuing operations	(14.8)	(245)%	(4.3)	(186)%	5.0
As a % of net sales	(10)%		(3)%		3%
Income from discontinued operations	—	N/A	—	N/A	—
As a % of net sales	0%		0%		0%
Net (loss) income	$(14.8)	(245)%	$(4.3)	(181)%	$5.0
As a % of net sales	(10)%		(3)%		3%

———————

*

% change is based on unrounded numbers

Loss from continuing operations before taxes for the year ended March 31, 2010, was $(23.7) million, as compared $(6.6) million for the prior year. Our tax benefit for fiscal year 2010 reflects an estimated effective tax rate of 37.8% and includes a carryback of approximately $19.4 million in tax operating losses generated during the current year to offset U.S. federal income taxes paid during fiscal year 2006, in the amount of approximately $6.8 million. We are under an Internal Revenue Service (“IRS”) audit of our fiscal years 2007, 2008 and 2009, Federal income tax returns as a result of the carryback of our net operating losses incurred in fiscal year ended March 31, 2009.

Loss from continuing operations before taxes for the year ended March 31, 2009, was $(6.6) million, as compared to income from continuing operations before taxes of $8.1 million for the prior year. Our tax benefit for fiscal year 2009 reflects an estimated effective tax rate of 34.8% and includes a carryback of approximately $7.4 million in tax operating losses generated during the fiscal year 2009 to offset U.S. federal income taxes paid during fiscal year 2007, in the amount of approximately $2.6 million.

As a result, we incurred a loss from continuing operations of $(14.8) million in fiscal year 2010, as compared to $(4.3) million in fiscal year 2009, and earned income from continuing operations of $5.0 million in fiscal year 2008.

See Note 14 to the accompanying Consolidated Financial Statements for a discussion of our income from discontinued operations.

As a result, we incurred a net loss of $(14.8) million in fiscal year 2010, as compared to $(4.3) million in fiscal year 2009, and earned net income of $5.0 million in fiscal year 2008.

Liquidity and Capital Resources

Working capital was $88.8 million as of March 31, 2010, as compared to $102.5 million as of March 31, 2009, and $107.3 million at March 31, 2008. The decrease in fiscal year 2010, as compared to fiscal year 2009, was primarily the result of the net loss for the year ended March 31, 2010. The decrease in fiscal year 2009, as compared to fiscal year 2008, was primarily due to the use of current assets to support the net loss reported for the year ended March 31, 2009.

Cash Flows

Cash and cash equivalents increased by $11.5 million during fiscal year 2010, decreased by $15.3 million during fiscal year 2009, and increased by $21.4 million during fiscal year 2008.

Cash Flows from Operating Activities

During the year ended March 31, 2010, net cash provided by operating activities was $13.9 million, as compared to net cash used in operating activities of $13.1 million during the prior year. The activity for fiscal year 2010 reflects a decrease in accounts receivables and inventories (primarily resulting from net sales and the write-down of the GUESS? inventory), partially offset by a decrease in accounts payable. The prior year operating activity reflects an increase in inventories, prepaid expenses and other current assets, accounts payable and accrued expenses due to the launch of three brand products in fiscal year 2009 and the launch of five brand products during fiscal year 2010.

During the year ended March 31, 2009, net cash used in operating activities was $13.1 million, as compared to net cash provided by operating activities of $34.2 million during the prior year. The activity for fiscal year 2009 reflects an increase in inventories, prepaid expenses and other current assets, accounts payable due to the launch of three brand products in fiscal year 2009 and the anticipated launches planned for fiscal year 2010. Cash flows from operating activities were negatively affected by the downturn in global economic conditions.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.0 million in fiscal year 2010, as compared $0.2 million in fiscal year 2009 and net cash provided by investing activities of $2.1 million in fiscal year 2008. The activity for fiscal year 2010 reflects the purchase of certain molds and tooling relating to the launches of our new brand products, as well as leasehold improvements, while the prior year investing activities reflects a lower purchase of equipment and trademarks. The activity for fiscal year 2009 reflects lower purchases of equipment and trademarks, as compared to the prior year.  Fiscal year 2008 reflects a decrease in restricted cash and the collection of the final balance due from the sale of the Perry Ellis brand and offset by an increase in the purchase of equipment and trademarks.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million in fiscal year 2010, as compared to $2.0 million in fiscal year 2009 and $14.9 million in fiscal year 2008. The current year activity reflects the final payments on our capital leases, while fiscal year 2009 financing activity was mainly attributable to $1.2 million of cash payments for the repurchase of shares of our common stock and continued repayments of capital leases. Fiscal year 2008 includes $16.8 million in repayments of the GMAC Loan Agreement (as defined below), offset by an increase of $2.8 million in proceeds from the issuance of common stock and exercise of warrants.

As of the date of this filing, no amounts have been borrowed under the New Loan Agreement and availability under the New Loan Agreement was $3.6 million. The material terms of the New Loan Agreement are described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Debt."

Our Ratios and Other Matters

As of March 31, 2010, and 2009, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2010	2009

Trade receivables - Unrelated (1) (3)	26	62
Trade receivables - Related parties (2)	93	61

Inventories(3)	202	345

———————

(1)

Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $4.1 million and $3.5 million in 2010 and 2009, respectively.

(2)

Based upon the seasonal nature of our sales to Perfumania and Quality King, the calculation of number of days sales in trade receivables is based on the actual agings as of March 31, 2010, and 2009, respectively.

(3)

The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of March 31, 2010.

Our total net sales during the year ended March 31, 2010, were less than originally anticipated, essentially due to an increase in returns and allowances in our domestic market, as a result of lower consumer traffic during the holiday seasons, and lower than expected international and wholesale sales.

The decrease in the number of days sales in trade receivables in 2010 from 2009 for unrelated customers was mainly attributable to certain of our larger international distributors paying upon delivery. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

We had net sales of $37.6 million and $9.1 million during the year ended March 31, 2010, respectively, to Perfumania and to Quality King. During the year ended March 31, 2009, we had net sales of $41.5 million to Perfumania. The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are also presented as related party transactions. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter. No allowance for credit loss has been recorded as of March 31, 2010. Between April 1, 2010, and June 25, 2010, we received $6.7 million from Perfumania in payment of its outstanding balance. Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to its sales to Perfumania and Quality King, we had net sales of $3.0 million for the year ended March 31, 2010, to Jacavi, a fragrance distributor. Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010, and is one of the principals of Artistic Brands. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. See Notes 6 and 10 to the accompanying Consolidated Financial Statements for further discussion. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statements of Operations.

See Note 2 to the accompanying Consolidated Financial Statements for further discussion of our relationship with Perfumania, Quality King, and Jacavi and the trade receivables and sales amounts during the respective periods for each related party.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

During the current year, the number of days sales in inventory decreased to 202 days from 345 days, mainly the result of the increase in net sales of our new brand products and the sales and write-down of slow moving inventories. Inventory balances are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. At the end of the current year, our inventory balances decreased due the launches of our new brand products in fiscal year 2010 and the sales of our GUESS? brand products prior to the expiration of our license agreement. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. The new fragrance licensee is in the process of purchasing the remaining inventory balance at March 31, 2010. We believe that the carrying value of our inventory at March 31, 2010, based on current conditions, is stated at the lower of cost or market.

Share Repurchases

On January 4, 2007, our Board approved the repurchase of 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. Our lender’s approval was never requested. At that time, the August 6, 2004, repurchase plan for 1,000,000 shares was effectively terminated with approximately $0.2 million remaining. During the year ended March 31, 2008, we had repurchased, in the open market, 360,420 shares at a cost of $2.1 million, all of which was purchased during January 2007.

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our new lender. There is no expiration date specified for this program. Our lender’s approval was received on October 24, 2008. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares. As of March 31, 2010, we had repurchased, under all phases of our common stock buy-back program (including those phases before 2007), a total of 11,718,977 shares at a cost of $40.4 million. We did not repurchase any shares of our common stock during the year ended March 31, 2010.  Our New Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

On July 20, 2001, we entered into a Loan and Security Agreement (the “GMAC Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the GMAC Loan Agreement was extended through July 20, 2006. Under the GMAC Loan Agreement, we were able to borrow, depending upon the availability of a borrowing base, on a revolving basis, up to $20.0 million at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at our option.

On January 10, 2006, the GMAC Loan Agreement was amended, increasing the credit line to $30.0 million, with an additional $5.0 million available at our option. The maturity was extended to July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, we exercised our option and increased the line to $35.0 million. On September 13, 2006, the GMAC Loan Agreement was further amended, temporarily increasing the credit line to $40.0 million until December 13, 2006, at which time the maximum loan amount reverted back to $35.0 million. As of March 31, 2008, there were no amounts outstanding under the GMAC Loan Agreement nor were there amounts on deposit with our bank pending transfer. On July 20, 2008, the GMAC Loan Agreement expired.

On July 22, 2008, we signed a new Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (“Regions”). The Loan Agreement provided a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or Regions’ prime rate, at our option.

During the period of July 22, 2008, through February 15, 2010, substantially all of our assets were collateralized under our Loan Agreement. The Loan Agreement contained customary events of default and covenants which prohibited, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of Regions. The Loan Agreement also contained certain financial covenants relating to fixed charge coverage, and the ratio of funded debt to EBITDA.

On March 9, 2009, we entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement, dated as of July 22, 2008, with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings was LIBOR rate plus the applicable margin. The applicable margin for any borrowings was calculated on a sliding scale basis and was tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial starting rate of 4.25%. Prior to December 31, 2009, the borrowing base amount was the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount was the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10 million or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, were not considered an eligible account. A tangible net worth covenant was added, which required us to maintain a tangible net worth of not less than $85 million at all times. We were required to obtain written consent from Regions prior to repurchasing shares of our common stock, including repurchases which had been previously authorized under our existing stock buy-back program. We were no longer required to pay a non-utilization fee.

Our Loan Agreement required us to maintain compliance with various financial covenants. The calculation of our fixed charge coverage ratio was measured on a trailing twelve months basis, at the end of each fiscal quarter. We calculated the ratio as follows: (“A”) the sum of EBITDA, less any non-cash gains, less cash taxes paid, less any dividends and distributions (if any), to (“B”) the sum of the current portion of long-term debt (“CPLTD”) paid during the period plus lease and interest expense. If the ratio of our rolling twelve months EBITDA (A) to the sum of the debt (B) was less than the minimum coverage ratio we failed the ratio requirements. We were required to maintain a minimum ratio of 1.50 to 1. The calculation of our funded debt to EBITDA ratio was measured at the end of each fiscal quarter, based on our indebtedness to EBITDA. We were required to maintain a ratio of no greater than 2.50 to 1.00 for each fiscal quarter. The Amendment deferred the fixed charge coverage ratio and the funded debt to EBITDA requirements until December 31, 2009, and added the tangible net worth covenant, which required us to maintain a tangible net worth of not less than $85 million at all times.

Our Loan Agreement defined EBITDA, a non-GAAP financial measure, as net income before interest, taxes, depreciation, amortization and non-cash expenses related to the issuance of options and warrants. Tangible net worth is the sum of our total assets, less intangible assets, minus our total liabilities. The following tables are the reconciliation of EBITDA to our net income and the calculation of our tangible net worth for the periods indicated. We do not show EBITDA nor tangible net worth for the quarter ended March 31, 2010, since all outstanding borrowings were repaid on February 16, 2010, and the Loan Agreement, as amended by the Second Amendment was terminated.

	For the Quarters Ended				Rolling Twelve Months Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
(Unaudited)	(in thousands)
EBITDA:
Net income (loss)	$1,491	$(2,467)	$2,969	$(5,426)	$(3,433)
Interest	16	56	97	131	300
Taxes	1,253	(1,512)	1,820	(3,326)	(1,765)
Depreciation and amortization	622	687	812	755	2,876
Non-cash expenses (issuance of options and warrants)	70	82	82	192	426
EBITDA	$3,452	$(3,154)	$5,780	$(7,674)	$(1,596)

					December 31, 2009
(Unaudited)					(in thousands)
Tangible Net Worth:
Total assets					$127,061
Less intangible assets					4,847
					122,214
Less total liabilities					17,591
Tangible Net Worth					$104,623

On August 31, 2009, we entered into a Forbearance Agreement (“Forbearance Agreement”) regarding our Loan Agreement with Regions. The Forbearance Agreement was entered into to address that our outstanding borrowings as of June 30, 2009, were in excess of the limitation in our Loan Agreement, as amended. As of June 30, 2009, our outstanding principal balance under the Loan Agreement was $6.7 million. Pursuant to the Loan Agreement, our outstanding principal balance at no time should exceed the revolving loan availability, as defined in the Loan Agreement. The revolving loan availability as of June 30, 2009, was $0.2 million, resulting in an excess of the revolving loan availability in the amount of $6.5 million. Under the Forbearance Agreement, Regions agreed to forbear from any legal action to accelerate our obligations to the bank until October 28, 2009, subject to no further events of default under the terms of our Loan Agreement, as amended.

On October 29, 2009, we entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions extending the forbearance period through February 15, 2010, and calling for us to repay the remaining loan balance over the course of the extension period, as noted in the table below. The Second Amendment called for us to continue to comply with certain covenants with Regions under the Loan Agreement, as amended by the Second Amendment. See Note 7 to the accompanying Consolidated Financial Statements for further discussion.

We were required and repaid the remaining outstanding principal balance over the course of the extension period as follows:

Payment Date	Payment Amount

November 30, 2009	$1.0 million
December 31, 2009	$1.6 million
February 1, 2010	$1.0 million
February 16, 2010	Fully paid

On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees in the amount of $1.1 million and the Loan Agreement, as amended by the Second Amendment, was terminated.

On June 25, 2010, we entered into the New Loan Agreement with GE Capital. The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate. The term of the loan facility under the New Loan Agreement is two years.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires us to maintain minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving loan.  At any point if we fall below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement. As of June 24, 2010, we met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2011.  In addition, the new credit facility will provide us an opportunity to improve liquidity and profitability. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2010:

	Payment Due by Period
Type of Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Operating Lease(1) Obligations	$6,349	$2,545	$1,968	$1,281	$555
Purchase Obligations (2)	22,769	22,769	—	—	—
Advertising Obligations (3)	156,102	26,942	75,940	42,887	10,333
Employment and Consulting Agreements (4)	1,485	1,010	475	—	—
Other Long-term Obligations (5)	42,450	8,090	18,005	12,805	3,550
	$229,155	$61,356	$96,388	$56,973	$14,438

———————

(1)

Represents the future minimum annual rental commitments net of future minimum annual rental income of $555. See Notes 5 and 8A to the accompanying Consolidated Financial Statements for further discussion.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

Forward-Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•

The Paris Hilton line is our primary source of revenue following the expiration of our GUESS? license.

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

•

We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for our products or became financially unstable it may have a material adverse effect on our business.

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

•

Our customers inability to pay their accounts payable balance due to us could have an adverse effect on our financial condition and results of operations.

•

Consumers have reduced discretionary purchases of our products as a result of the general economic downturn, and may further reduce discretionary purchases of our products in the event of further economic decline, terrorism threats or other external factors.

•

Our New Loan Agreement contains restrictive and financial covenants that could adversely affect our ability to borrow funds under the New Loan Agreement or adversely affect our business by limiting our flexibility.

•

Failure to manage inventory effectively could negatively impact our operations.

•

The value of our long-lived assets, including brand licenses and trademarks, may be adversely affected if we experience declines in operating results or experience significant negative industry or economic trends.

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

•

Our success depends, in part, on the quality and safety of our fragrance and related products.

•

We are subject to risks related to our international operations.

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

•

Our business is subject to regulation in the United States and internationally.

•

Our stock price has been volatile.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We sell our products worldwide with all such sales being denominated in United States dollars. As a result, we were not at risk to foreign exchange translation exposure.

We could, however, be subject to changes in political and economic conditions in the countries in which we are represented internationally. We closely monitor such conditions and are able, for the most part, to adjust our sales strategies accordingly.

During the year ended March 31, 2010, our exposure to market risk for changes in interest rates related to our former bank line of credit. The bank line of credit bore interest at a variable rate, as discussed above under “Liquidity and Capital Resources.” On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees of $1.1 million and the line of credit was terminated.

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

None.

Item 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f)  and 15d-15(f) under the Exchange Act) during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

The Company’s independent registered public accounting firm, MarcumRachlin, a division of Marcum LLP, has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

Parlux Fragrances, Inc.

We have audited Parlux Fragrances, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended of the Company and our report dated June 29, 2010, expressed an unqualified opinion thereon.

/s/ MarcumRachlin, a division of Marcum LLP

Miami, Florida

June 29, 2010

Item 9B.

OTHER INFORMATION.

On June 25, 2010, we entered into the New Loan Agreement with GE Capital. The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate. The term of the loan facility under the New Loan Agreement is two years.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires us to maintain minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving loan. At any point if we fall below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement. As of June 24, 2010, we met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.

The foregoing summaries of the New Loan Agreement and the Guaranty and Security Agreement are qualified in their entirety by reference to such agreements. The New Loan Agreement is filed as Exhibit 10.93 to this Annual Report on Form 10-K. The Guaranty and Security Agreement is filed as Exhibit 10.94 to this Annual Report on Form 10-K. Each of the New Loan Agreement and the Guaranty and Security Agreement is incorporated by reference herein.

PART III

The information required by Items 10, 11, 12, 13 and 14 (other than information required by Item 201(d) of Regulation S-K with respect to equity compensation plans, which is set forth in Item 5 of this Report) will be set forth in our Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we intend to file no later than 120 days after March 31, 2010, and this information is incorporated herein by reference.

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

Dated: June 29, 2010

PARLUX FRAGRANCES, INC.

/s/ FREDERICK E. PURCHES
Frederick E. Purches Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FREDERICK E. PURCHES	Chairman and Chief Executive Officer	June 29, 2010
Frederick E. Purches	(Principal Executive Officer)

/s/ RAYMOND J. BALSYS	Vice President and Chief Financial Officer	June 29, 2010
Raymond J. Balsys	(Principal Financial and Principal Accounting Officer)

/s/ GLENN GOPMAN	Director	June 29, 2010
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	June 29, 2010
Esther Egozi Choukroun

/s/ ANTHONY D’AGOSTINO	Director	June 29, 2010
Anthony D’Agostino

/s/ ROBERT MITZMAN	Director	June 29, 2010
Robert Mitzman

EXHIBIT INDEX

Exhibits

Description of Exhibits

2.1

Asset Purchase Agreement, dated June 15, 1994, by and between Fred Hayman Beverly Hills Inc. and the Company (incorporated by reference to Exhibit 1 to the Company’s Report on Form 8-K, filed with the SEC on June 15, 1994 and as amended on June 29, 1994 and August 26, 1994).

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibits 3.1 through 3.5 to the Registration Statement on Form S-3 (File No. 33-89806), declared effective on March 13, 1995, Exhibit 4.6 of Registration Statement on Form S-3, declared effective on October 2, 1996 (File No. 333-11953) and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed on February 4, 2010.

3.2

Amended and Restated Bylaws of the Company, as amended, (incorporated by reference to Exhibit 3 (b) to the Company’s Report on Form 8-K, filed on February 6, 2007) and Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed on February 4, 2010.

4.1

Form of Warrant (included as Exhibit D to the Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC), filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 2009).

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

10.65

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

10.66

License Agreement, dated as of June 1, 2004, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 28, 2004).

10.67

License Agreement, dated as of December 8, 2004, between the Company and Andy Roddick. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

10.68

Asset Purchase Agreement, dated January 6, 2005, between the Company and Victory International (USA) LLC (incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 14, 2005).

10.69

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

10.71

License Agreement, dated May 11, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.72

License Agreement, dated May 13, 2005, between the Company and Paris Hilton Entertainment, Inc. (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on July 8, 2005).

10.73+

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

10.75

Facility Lease Agreement, dated April 7, 2006, between the Company and GreDel Properties, L.L.C. (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 24, 2006).

10.76

Facility Lease Agreement, dated May 2, 2006, between the Company and Port 95-2, Ltd. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed on July 24, 2006).

10.77

License Agreement, dated June 21, 2007, between the Company and VCJS, LLC (“Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission”) (incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007).

10.78

Office Sublease Agreement, dated as of November 30, 2007, between the Company and Tarragon South Development Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Report on Form 10-Q, filed on February 7, 2008).

10.79

Loan and Security Agreement, dated as of July 22, 2008, between Parlux Fragrances, Inc. and Parlux Ltd., and Regions Bank (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on July 25, 2008).

10.80

First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents dated March 9, 2009, to the Loan and Security Agreement, as of July 22, 2008, between Parlux Fragrances, Inc. and Parlux Ltd., and Regions Bank (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the SEC on March 13, 2009).

10.81

Acknowledgment of Assignment Agreement, dated as of January 31, 2009, between Parlux Fragrances, Inc. and Tarragon South Development Corp., Tarragon Corporation and Tricony CFC, L.L.C.*

10.82

Forbearance Agreement, effective as of August 31, 2009, by and between Parlux Fragrances, Inc. and Parlux Ltd. and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 2, 2009).

10.83

Second Amendment to Loan Agreement and Amendment to Forbearance Agreement, dated as of October 29, 2009, by and between Parlux Fragrances, Inc. and Parlux Ltd. and Regions Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 30, 2009).

10.84

Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). ***

10.85

Sublicense Agreement, dated April 7, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Rihanna. License Agreement, dated April 3, 2009, by and between Combermere Entertainment Properties, LLC and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). ***

10.86

Sublicense Agreement, dated April 7, 2009, dated April 4, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Kanye West. License Agreement, dated April 3, 2009, by and between Mascotte Holdings, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). ***

10.87

Letter Agreement, dated April 3, 2009, by and among Parlux Fragrances, Inc., Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) and Rene Garcia (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.88+

Executive Employment Agreement, dated June 5, 2009, by and between Parlux Fragrances, Inc. and Frank A. Buttacavoli (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.89+

Amendment to Executive Employment Agreement, dated as of March 31, 2010, between Parlux Fragrances, Inc. and Frank A. Buttacavoli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 5, 2010).

10.90+

Executive Employment Agreement, dated as of April 1, 2010, between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 5, 2010).

10.91+

Executive Employment Agreement, dated as of April 1, 2010, between Parlux Fragrances, Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 5, 2010).

10.92

Consulting Agreement, with Cambridge Development Corp., dated as of April 1, 2010.*

10.93

Credit Agreement, dated as of June 25, 2010, among Parlux Ltd., as borrower, Parlux Fragrances, Inc., as guarantor, the lenders party thereto, and General Electric Capital Corporation, as administrative agent and collateral agent. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)*

10.94

Guaranty and Security Agreement, dated as of June 25, 2010, among Parlux Ltd., and each grantor from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent.*

21.1

Subsidiaries of the Company.*

23.1

Consent of MarcumRachlin, a division of Marcum LLP, an independent registered public accounting firm.*

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

32.1

Certification of Chief Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2

Certification of Chief Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**

———————

*

Filed herewith

**

Furnished herewith

***

Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the SEC.

+

Management contracts or compensatory plans, contracts or arrangements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Parlux Fragrances, Inc.

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and Subsidiaries (the “Company”) as of March 31, 2010, and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the accompanying index with respect to each of the three years in the period ended March 31, 2010. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010, and 2009, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, June 29, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

As discussed in Note 1C to the Consolidated Financial Statements, the Company is subject to certain liquidity and profitability considerations.

/s/ MarcumRachlin, a division of Marcum LLP

Miami, Florida

June 29, 2010

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2010	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,579	$6,088
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of $4,144 and $3,476, respectively	3,372	15,111
Trade receivables from related parties	10,873	12,423
Income taxes receivable	7,161	3,156
Inventories	41,846	66,737
Prepaid promotional expenses, net	7,867	10,013
Prepaid expenses and other current assets, net	9,437	11,098
Deferred tax assets	5,238	4,048
TOTAL CURRENT ASSETS	103,373	128,674

Equipment and leasehold improvements, net	2,679	2,735
Trademarks and licenses, net	4,654	1,885
Deferred tax assets, net	1,667	1,448
Other	1,959	1,962
TOTAL ASSETS	$114,332	$136,704
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$—	$539
Accounts payable	10,019	23,747
Accrued expenses	4,513	1,934
TOTAL CURRENT LIABILITIES	14,532	26,220
TOTAL LIABILITIES	14,532	26,220
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2010, and 2009	—	—
Common stock, $0.01 par value, 40,000,000 and 30,000,000 shares authorized at March 31, 2010, and 2009, respectively, 30,143,789 and 29,993,789 shares issued at March 31, 2010, and 2009, respectively	301	300
Additional paid-in capital	105,943	101,869
Retained earnings	28,829	43,588
	135,073	145,757
Less 9,668,977 shares of common stock in treasury, at cost, at March 31, 2010, and 2009	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	99,800	110,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,332	$136,704

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended March 31,
	2010	2009	2008
Net sales:
Unrelated customers, including licensing fees of $75 in 2010, 2009, and 2008	$93,861	$109,685	$94,543
Related parties	49,615	41,470	59,153
Sales – expired license	4,626	—	—
	148,102	151,155	153,696
Cost of goods sold:
Unrelated customers	44,942	51,294	48,119
Related parties	29,147	19,261	29,111
Cost of sales – expired license	11,871	—	—
	85,960	70,555	77,230
Operating expenses:
Advertising and promotional	44,927	45,442	29,559
Selling and distribution	14,157	15,891	11,994
Royalties	13,357	13,009	12,310
General and administrative, including share-based compensation expense of $587 in 2010, $348 in 2009, and $244 in 2008	10,337	10,555	11,175
Depreciation and amortization, including impairment charge of $385 in 2008	2,873	2,506	2,828
Total operating expenses	85,651	87,403	67,866
Operating (loss) income	(23,509)	(6,803)	8,600

Other income	—	—	498
Interest income	77	314	106
Interest expense and bank charges	(313)	(81)	(1,107)
Foreign exchange loss	(1)	(1)	(4)
(Loss) income from continuing operations before income taxes	(23,746)	(6,571)	8,093
Income tax (benefit) provision	(8,987)	(2,287)	3,082
(Loss) income from continuing operations	(14,759)	(4,284)	5,011
Discontinued operations:
Income from operations of Perry Ellis fragrance brand	—	—	41
Income tax provision related to Perry Ellis brand	—	—	16
Income from discontinued operations	—	—	25
Net (loss) income	$(14,759)	$(4,284)	$5,036
(Loss) income per common share:
Basic:
Continuing operations	$(0.73)	$(0.21)	$0.26
Discontinued operations	—	—	—
Total	$(0.73)	$(0.21)	$0.26
Diluted:
Continuing operations	$(0.73)	$(0.21)	$0.24
Discontinued operations	—	—	—
Total	$(0.73)	$(0.21)	$0.24
Weighted average number of shares outstanding:
Basic	20,330,395	20,537,624	19,344,953
Diluted	20,330,395	20,537,624	20,603,256

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2010, 2009, AND 2008

(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number of Shares	Par Value			Number of Shares	Cost
BALANCE at March 31, 2007	29,417,289	$294	$102,018	$45,619	11,347,377	$(39,177)	$108,754
Net income	—	—	—	5,036	—	—	5,036
Excess tax deficiency	—	—	(1,277)	—	—	—	(1,277)
Issuance of common stock upon exercise of warrants	560,000	6	590	—	—	—	596
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(2,728)	(1,950,000)	4,940	2,212
Share-based compensation from option grants	—	—	244	—	—	—	244
BALANCE at March 31, 2008	29,977,289	300	101,575	47,927	9,397,377	(34,237)	115,565
Net (loss)	—	—	—	(4,284)	—	—	(4,284)
Excess tax deficiency	—	—	(114)	—	—	—	(114)
Issuance of common stock upon exercise of stock options and warrants	16,500	—	60	—	—	—	60
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(55)	(100,000)	177	122
Share-based compensation from option grants	—	—	348	—	—	—	348
Purchase of treasury stock, at cost	—	—	—	—	371,600	(1,213)	(1,213)
BALANCE at March 31, 2009	29,993,789	300	101,869	43,588	9,668,977	(35,273)	110,484
Net (loss)	—	—	—	(14,759)	—	—	(14,759)
Excess tax deficiency			(246)				(246)
Issuance of common stock upon exercise of warrants	150,000	1	179	—	—	—	180
Issuance of warrants in connection with sublicense agreements	—	—	3,554	—	—	—	3,554
Share-based compensation from option grants	—	—	587	—	—	—	587
BALANCE at March 31, 2010	30,143,789	$301	$105,943	$28,829	9,668,977	$(35,273)	$99,800

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(14,759)	$(4,284)	$5,036
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation expense	587	348	244
Depreciation and amortization	2,873	2,480	2,828
Provision for doubtful accounts	636	836	1,475
Write-downs of inventories	11,202	183	900
Write-downs of prepaid promotional supplies	2,368	511	240
Deferred income tax (benefit) provision	(1,655)	86	2,781
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables – customers	11,103	3,354	(9,268)
Decrease (increase) in trade receivables - related parties	1,550	2,969	(1,359)
(Increase) decrease in income taxes receivable	(4,005)	(413)	6,077
Decrease (increase) in inventories	13,689	(18,852)	7,215
(Increase) decrease in prepaid promotional expenses	(222)	(4,078)	2,109
Decrease (increase) in prepaid expenses and other current assets	1,661	(6,200)	1,314
Decrease in inventories, non-current	—	—	17,392
Decrease (increase) in other non-current assets	3	(1,629)	85
(Decrease) increase in accounts payable	(13,728)	12,299	(3,048)
Increase (decrease) in accrued expenses	2,579	(667)	189
Total adjustments	28,641	(8,773)	29,174
Net cash provided by (used in) operating activities	13,882	(13,057)	34,210
Cash flows from investing activities:
Proceeds from sale of Perry Ellis fragrance brand	—	—	2,296
Net decrease in restricted cash	—	—	1,274
Purchases of equipment and leasehold improvements	(1,977)	(143)	(1,217)
Purchases of trademarks	(55)	(94)	(276)
Net cash (used in) provided by investing activities	(2,032)	(237)	2,077
Cash flows from financing activities:
Repayments - line of credit, net	—	—	(16,775)
Repayments of capital leases	(539)	(995)	(926)
Purchases of treasury shares	—	(1,213)	—
Proceeds from issuance of common stock from treasury shares	—	122	2,212
Proceeds from issuance of common stock	180	60	596
Net cash used in financing activities	(359)	(2,026)	(14,893)
Net increase (decrease) in cash and cash equivalents	11,491	(15,320)	21,394
Cash and cash equivalents, beginning of year	6,088	21,408	14
Cash and cash equivalents, end of year	$17,579	$6,088	$21,408

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

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

C.

Liquidity and profitability considerations

As a result of the economic downturn over the past two years and the impact of the expiration of the GUESS? license on December 31, 2009, the Company has incurred significant net losses of $14,759 and $4,284 for the years ended March 31, 2010 and 2009, respectively. Net cash used in operations during the year ended March 31, 2009, was $13,057, while net cash provided by operations during the year ended March 31, 2010, was $13,882. As reflected in the accompanying Consolidated Balance Sheet as of March 31, 2010, the Company had unrestricted cash and cash equivalents of approximately $17,579 and positive working capital of $88,841.

Cost Reductions

During fiscal years 2009 and 2010, the Company implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels. The reductions during fiscal year 2010 were partially offset by approximately $1,700  in advertising and promotional expense relating to the write-off of the Company’s remaining GUESS? collateral material.  Management will continue to implement various operational efficiencies and monitor all facets of the Company’s operations.

Credit Facility

On June 25, 2010, the Company entered into a new Loan Agreement (the “New Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Eurodollar reserve requirement (the "Eurodollar Rate"), in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate. The term of the loan facility under the New Loan Agreement is two years.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires the Company to maintain minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term.  Under the New Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving loan.  At any point if the Company falls below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits.  In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement.  As of June 24, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement is secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement.  In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively.  The Company has provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.

Summary

Management believes that the actions taken, along with the new credit facility will provide the Company an opportunity to improve liquidity and profitability, and the Company’s new financing will be sufficient to meet the Company’s current operating and seasonal needs. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing.  There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

D.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, allowance for doubtful accounts, sales returns and advertising allowances, inventory obsolescence, periods of depreciation and amortization for trademarks, licenses, and equipment, the carrying value of intangibles, and valuation allowance of deferred tax assets. Actual results could differ from those estimates.

E.

Revenue recognition

Revenue is recognized when the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale and reviewed and adjusted on a quarterly basis, if needed. Accounts receivable are recorded concurrently with revenue. The Company continuously monitors the collectability of the receivables by analyzing the aging, assessing its customer’s credit worthiness, and evaluating the impact of changes in economic conditions.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On occasion, the Company will consign certain limited edition watches to customers. Revenue for such activity is recognized and billed when the customer sells such products.

Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

F.

Prepaid promotional expenses, net

Prepaid promotional expenses, net consists of collateral inventory items such as testers, samples, gifts with purchases, and other advertising materials to support the sales of our products. The collateral inventory is stated at the lower of cost (using the first-in, first-out method) or market. During the years ended March 31, 2010, 2009, and 2008, the carrying value of collateral items inventory was reduced by $2,368, $511, and $240, respectively, as excess collateral items for older brands were marked down to the lower of cost or market. These adjustments are included in advertising and promotional expense in the accompanying Consolidated Statements of Operations.

G.

Inventories and cost of goods sold

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,246 and $3,295 at March 31, 2010, and 2009, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

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

I.

Property held for sale

The Company considers property to be held for sale when management and the Board of Directors approves and commits to a formal plan to actively market the property for sale. Upon designation as held for sale, the carrying value of the property is adjusted to the lower of its current carrying value or its estimated fair value, less costs to sell. The Company ceases to record depreciation expense at that time.

J.

Trademarks and licenses

Trademarks and licenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $840, $980, and $1,418 (including an impairment charge of $385), for the years ended March 31, 2010, 2009, and 2008, respectively.

Indefinite-lived intangible assets are reviewed annually for impairment, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be effected by changes in industry or market conditions.

K.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. On an annual basis, long-lived assets are reviewed for impairment, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. Management recorded an impairment charge of $385 during the year ended March 31, 2008, in connection with the XOXO license and does not believe that there are any unrecorded impairment losses as of March 31, 2010. See Note 6 to the accompanying Consolidated Financial Statements for further discussion.

L.

Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control which amounted to approximately $9,245, $10,744, and $10,621, have been included in advertising and promotional expenses for the years ended March 31, 2010, 2009, and 2008, respectively.

M.

Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $4,447, $4,881, and $4,686 for the years ended March 31, 2010, 2009, and 2008, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding inbound shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with US GAAP.

N.

General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas. Additionally, this caption includes $587, $348, and $244 for the years ended March 31, 2010, 2009, and 2008, respectively, of share-based compensation expense.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

O.

Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which amount is not significant, are included in net sales. The Company classifies the cost related to outbound shipping and handling in cost of goods sold.

P.

Product development costs

Product development costs, which amounted to $1,819, $754, and $508 for the years ended March 31, 2010, 2009, and 2008, respectively, are expensed as incurred.

Q.

Income taxes

The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. The Company classifies interest and penalties associated with income tax obligations in general and administrative expenses, which was not significant for the years ended March 31, 2010, 2009, and 2008.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or recoverable for the period and the change during the period in deferred tax assets and liabilities less amounts recorded directly to stockholders’ equity.

The accounting for uncertainty in income taxes recognized in the financial statements prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions. As of the years ended March 31, 2010, and 2009, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however; the outcome of tax matters is uncertain and unforeseen results can occur.

The Company is under an Internal Revenue Service (“IRS”) audit of its fiscal years 2007, 2008 and 2009 Federal income tax returns, as a result of the carryback of its net operating losses incurred in fiscal year ended March 31, 2009.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

T.

Basic and diluted earnings (loss) per share

Basic earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock and, when applicable, dilutive potential common stock equivalents outstanding during the year.  Antidilutive shares are not included in diluted earnings per share computations for the years ended March 31, 2010, and 2009, as we incurred a loss from continuing operations for those periods.

U.

Share-based compensation

The Company recognizes the cost of share-based compensation expense in the accompanying Consolidated Financial Statements for stock options and warrants granted, based on the fair value of the awards at the date of grant over the vesting period. The Company uses the Black-Scholes valuation model to determine the compensation expense. When estimating forfeitures, the Company considers an analysis of actual option forfeitures, as well as management judgment. The forfeiture rate used when calculating the value of stock options granted in 2010 and 2009 was approximately 5%.

V.

Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	For the Years Ended March 31,
	2010	2009	2008
Cash received for:
Income taxes	$3,628	$2,002	$6,000
Cash paid for:
Interest	$313	$81	$1,107
Income taxes	$421	$43	$243

Supplemental disclosures of non-cash investing and financing activities are as follows:

Year ended March 31, 2010:

•

The Company granted warrants to acquire the fragrance licensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $3,554 which is included in additional paid-in capital and trademarks and licenses, net in the accompanying Consolidated Balance Sheets (see Notes 6 and 10 to the Consolidated Financial Statements for further discussion).

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

1.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There were no non-cash investing and financing activities during fiscal years ended March 31, 2009 and 2008.

W.

Segment Information

The Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one operating segment as a manufacturer and distributor of one product line consisting of prestige fragrances and beauty related products. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which are under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the year ended March 31, 2010, totaled $981 and $4 ($1,705 and $59 in 2009), respectively. Included in inventories at March 31, 2010, is approximately $346 and $62 relating to watches and handbags ($637 and $100 in 2009), respectively. The Company anticipates preparing full segment disclosure for these activities if these operations become more significant. See Note 13 to the Consolidated Financial Statements for discussion of international sales

2.

RELATED PARTY TRANSACTIONS

Related party transactions include the following balances:

	March 31,
	2010	2009
Accounts receivable from related parties:
Perfumania	$10,496	$12,423
Quality King	—	—
Other related parties	377	—
	$10,873	$12,423

For the Years Ended March 31,
2010		2009	2008
Sales to related parties:
Perfumania	$37,562	$41,470	$51,148
Quality King	9,096	—	—
Other related parties	2,957	—	8,005
	$49,615	$41,470	$59,153

The Company had net sales of $46,658, $41,470 and $51,148 during the years ended March 31, 2010, 2009, and 2008, respectively, to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

2.

RELATED PARTY TRANSACTIONS (Continued)

Perfumania offers the Company the opportunity to sell its products in approximately 370 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center. Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at March 31, 2010), and accordingly, transactions with Perfumania continue to be presented as related party transactions (see Note 15 to the Consolidated Financial Statements for further discussion). The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over eleven years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $10,496 and $12,423 at March 31, 2010, and 2009, respectively. Between April 1, 2010 and June 25, 2010, the Company received $6,663 from Perfumania in payment of its outstanding balance. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board. The Company’s invoice terms to Quality King are stated as sixty days. No amounts were owed to the Company by Quality King at March 31, 2010. Given the relationship between Perfumania and Quality King, management performs similar reviews and analyses as it does for Perfumania, monitoring the activity of Quality King for compliance with their terms and limits. (See Note 13 to the Consolidated Financial Statements for further discussion of this concentration of credit risk.)

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania and Quality King, the Company had net sales of $2,957 for year ended March 31, 2010, to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010, and is one of the principals of Artistic Brands Development, LLC, see Note 6 for further discussion. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statement of Operations for the year ended March 31, 2010. As of March 31, 2010, net trade account receivables from Jacavi totaled $377, which were subsequently received on April 19, 2010.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company’s common stock. The Garcia Groups means that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Funds, LLC, which filed a Schedule 13G on June 23, 2010. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company’s outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group.

During the year ended March 31, 2008, the Company had net sales of $8,005 to fragrance distributors owned/operated by individuals related to the Company’s former Chairman/CEO, Ilia Lekach. Prior to July 1, 2007, sales to parties related to Mr. Lekach were treated as related party sales. During the year ended March 31, 2008, Mr. Lekach’s beneficial ownership interest in the Company declined to less than 5% (0% at March 31, 2010).Accordingly, effective July 1, 2007, transactions with such parties are no longer considered to be related part transactions.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

3.

INVENTORIES

The components of inventories are as follows:

	March 31,
	2010	2009
Finished products:
Fragrances	$22,857	$41,464
Watches	342	633
Handbags	62	100
Components and packaging material:
Fragrances	16,240	20,519
Watches	4	4
Raw material	2,341	4,017
	$41,846	$66,737

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3,246 and $3,295 at March 31, 2010, and 2009, respectively.

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of its inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

The Company classifies its inventory into three major categories: finished goods, raw materials, and components and packaging materials. Finished goods include items that are ready for sale to our customers, or essentially complete and ready for use in value sets or other special offers. Raw materials consists of fragrance oils or bulk. Components and packaging materials (such as bottles, caps, boxes, etc.) are the individual elements used to manufacture our finished goods. The levels of inventory maintained by the Company vary depending on the age of a brand, its commercial success and market distribution. The Company normally carries higher levels of new products and older products for which demand remains high. Older, slower moving products are periodically reviewed, and inventory levels adjusted, based upon expected future sales. If inventory levels exceed projected demand, management determines whether a product requires a write-down in order to sell the inventory at discounted prices. Management also reviews whether there are any excess components which should be written down or scrapped due to decreased product demand.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

3.

INVENTORIES (Continued)

Inventories and write-downs, by major categories, as of March 31, 2010, and 2009, are as follows:

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$28,195	$22,268	$2,585	$53,048
Less write-downs	4,934	6,024	244	11,202
Net inventories	$23,261	$16,244	$2,341	$41,846

	March 31, 2009
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$44,099	$21,464	$4,182	$69,745
Less write-downs	1,902	941	165	3,008
Net inventories	$42,197	$20,523	$4,017	$66,737

The Company performs a review of its inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently. The write-down of inventory results from the application of an analytical approach that incorporates a comparison of sales expectations to the amount of inventory on hand. Other qualitative reasons for writing down selected inventory may include, but are not limited to, product expiration, licensor restrictions, damages, and general economic conditions.

As of March 31, 2010, and 2009, of our total inventories of $53,048 and $69,745, respectively, management determined that approximately $9,453 and $3,938, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written down by $4,934 and $1,902 in fiscal year 2010 and 2009, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2010, and 2009, approximately $7,692 and $12,857, respectively, were identified as problematic and the inventory was written down by $6,024 and $941, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of March 31, 2010, and 2009, approximately $244 and $324 were identified as problematic and the inventory was written down by $244 and $165, respectively.

As of March 31, 2010, the Company’s inventories of GUESS? products totaled $1,014 ($27,700 at March 31, 2009). As the Company’s license with GUESS? expired on December 31, 2009, and was not renewed, the Company recorded charges of $7,567, which is included in the $11,202 write-down noted above, as of March 31, 2010, to cost of sales to reduce the recorded value of such inventories to the amounts, which the Company estimates could be realized upon their sale or liquidation.

During the year ended March 31, 2010, the Company transferred $4,626 of GUESS? brand inventory to its new fragrance licensee at its original cost. This transfer of inventory, along with the cost of sales and inventory write-downs, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying Consolidated Statements of Operations for the year ended March 31, 2010.

At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. The new fragrance licensee is in the process of purchasing the remaining inventory balance at March 31, 2010. The Company anticipates that the remaining inventory will be sold over the next twelve months.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

4.

PREPAID PROMOTIONAL, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid promotional, prepaid expenses and other current assets are as follows:

	March 31,
	2010	2009

Prepaid promotional expenses, net	$7,867	$10,013

Prepaid advertising	$935	$1,641
Prepaid royalties	5,637	5,357
Prepaid development	1,843	2,195
Other	1,022	1,905
Prepaid expenses and other current assets	$9,437	$11,098

During the year ended March 31, 2009, the Company entered into agreements with two media companies to exchange inventory for future advertising credits on print, broadcasting, internet, and other media formats. The advertising credits are redeemable over three and four year periods, and were recorded based on the net cost of the inventory exchanged. During the year ended March 31, 2010, the Company utilized $72 of the advertising credits.

The prepaid advertising credits are as follows:

	March 31,
	2010	2009

Prepaid advertising credits - current	$531	$603
Prepaid advertising credits – noncurrent (included in Other Assets in the accompanying Consolidated Balance Sheets)	1,690	1,690
	$2,221	$2,293

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

5.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful Lives (in Years)
	2010	2009

Molds and equipment	$6,358	$5,912	3-7
Furniture and fixtures	1,693	1,414	3-5
Leasehold improvements	1,601	1,352	2-7
Construction in process	—	20	—
	9,652	8,698
Less - accumulated depreciation and amortization	(6,973)	(5,963)
	$2,679	$2,735

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2010, 2009, and 2008, was $2,033, $1,526, and $1,410, respectively. Amounts subject to capital leases at March 31, 2010, and 2009, included in equipment and leasehold improvements above, totaled $782 and $1,369, respectively, net of accumulated depreciation and amortization of $2,103 and $1,516, respectively.

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

The Company currently maintains a lease for its former corporate headquarters and distribution center in Ft. Lauderdale, Florida and during May 2006, entered into a new five-year lease on the property, commencing October 1, 2006, at an initial annual cost of approximately $900, increasing approximately 3% per annum. On January 29, 2009, the Company entered into a sublease agreement to sublease 40,000 square feet of the 99,000 square feet of space in the facility at the approximate per square foot cost under the Company’s lease. The sublease commenced on April 1, 2009, and terminates on September 30, 2011, the expiration date of the lease (see Note 8A to the Consolidated Financial Statements for further discussion).

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

6.

TRADEMARKS AND LICENSES

Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life (in years)
	2010	2009

XOXO	$4,285	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	892	839	5
Rihanna	1,777	—	5
Kanye West	1,777	—	5
Other	217	217	5-25
	11,768	8,161
Less – accumulated amortization	(7,114)	(6,276)
	$4,654	$1,885

Amortization expense for the years ended March 31, 2010, 2009, and 2008 was $840, $954, and $1418 (which includes an impairment charges of $385 in fiscal year 2008), respectively.

Estimated future amortization of licenses and trademarks for the next five years is as follows:

For the Years Ending March 31,	Amount

2011	$512
2012	995
2013	995
2014	797
2015	732
$4,031

During the years ended March 31, 2010, and 2009, given the current economic environment, the Company performed a review of its trademark and license intangible assets on a quarterly basis. As a result, the Company determined that there were no impairment charges during the years ended March 31, 2010, and 2009.

An analysis of the XOXO intangible assets as of March 31, 2010, is as follows:

Initial fair value	$5,800
Impairment charge recorded during the year ended March 31, 2007	(1,130)
Impairment charge recorded during the year ended March 31, 2008	(385)
4,285
Less - accumulated amortization	(4,145)
Net carrying value	$140

See Note 8B and 8C to the Consolidated Financial Statements, respectively, for further discussion of the XOXO and FHBH brands.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

6.

TRADEMARKS AND LICENSES (Continued)

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands Development, LLC (“Artistic Brands”), formerly known as Iconic Fragrances, LLC, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At that time, Artistic Brands was also in the final stage of negotiations for a worldwide fragrance license with Shawn Carter, and in discussions with a well-established female artist, referred to herein as the fourth artist both of which, if executed, would be sublicensed to the Company. The Company will enter into a sublicense agreement with the fourth artist to the extent the terms and conditions of the license entered into with such celebrity are generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to the fourth artist.

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

Furthermore, in connection with the sublicense agreements, the Company issued, and may issue in the future, warrants to purchase shares of Parlux common stock, $0.01 par value, at a purchase price of $5.00 per share (“Warrants”) to Artistic Brands, the licensors, the celebrities, and their respective designated affiliates. The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and will expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee. The Company issued Warrants to purchase a total of 4,000,000 shares, consisting of Warrants for 2,000,000 shares in connection with the sublicense agreement for Rihanna, and Warrants for 2,000,000 shares in connection with the sublicense agreement for Kanye West. On December 18, 2009, the Company issued additional Warrants to purchase 1,000,000 shares each in connection with the sublicense agreements for Rihanna and Kanye West, for a total of 3,000,000 shares per sublicense. In addition, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn Carter and the fourth artist, if and when such sublicenses are entered into. If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense). The licenses are recorded at the fair value of the warrants and will be amortized over a five-year period, commencing as of the date of the first shipment of each fragrance under the licenses (see Note 10 to the Consolidated Financial Statements for further discussion).

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

6.

TRADEMARKS AND LICENSES (Continued)

On December 18, 2009, stockholder’s approved the issuance of the Warrants (noted above) to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements with Rihanna and Kanye West, dated April 7, 2009) see Note 10 to the Consolidated Financial Statements for further discussion).

The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee.

7.

BORROWINGS

The composition of borrowings is as follows:

	March 31,
	2010	2009
Capital leases payable to Provident Equipment Leasing, collateralized by certain equipment and leasehold improvements, payable in equal quarterly installments of $257, including imputed interest at 7.33%, through July 2009.	$—	$503

Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $4, including imputed interest at 3.94%, through December 2009.	—	36

Total borrowings	$—	$539

Bank Financing

On July 20, 2001, the Company entered into a Loan and Security Agreement (the “GMAC Loan Agreement”) with GMAC Commercial Credit LLC (“GMACCC”). On January 4, 2005, the GMAC Loan Agreement was extended through July 20, 2006. Under the GMAC Loan Agreement, the Company was able to borrow, depending on the availability of a borrowing base, on a revolving basis, up to $20,000 at an interest rate of LIBOR plus 2.75% or the Bank of New York’s prime rate, at the Company’s option.

On January 10, 2006, the GMAC Loan Agreement was amended, increasing the loan amount to $30,000 with an additional $5,000 available at the Company’s option. In addition, the maturity was extended through July 20, 2008, and the interest rate was reduced to 0.25% below the prime rate. During May 2006, the Company exercised its option and increased the line of credit to $35,000. On September 13, 2006, the GMAC Loan Agreement was further amended, temporarily increasing the loan amount to $40,000 until December 13, 2006, at which time the maximum loan amount reverted back to $35,000. At March 31, 2008, based on the borrowing base at that date, available borrowing under the credit line amounted to $35,000. There were no amounts outstanding under the GMAC Loan Agreement nor were there amounts on deposit with our bank pending transfer. On July 20, 2008, the Company’s GMAC Loan Agreement expired.

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

7.

BORROWINGS (Continued)

During the period of July 22, 2008, through February 15, 2010, substantially all of the Company’s assets collateralized the Loan Agreement. The Loan Agreement contained customary events of default and covenants which prohibited, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of Regions. The Loan Agreement also contained certain financial covenants as noted below.

On March 9, 2009, the Company entered into the First Amendment and Ratification of Loan and Security Agreement and Other Loan Documents (the “Amendment”) to the Loan Agreement with Regions. The Amendment changed certain terms of the Loan Agreement. Under the Amendment, the interest rate for any borrowings is LIBOR rate plus the applicable margin. The applicable margin for any borrowings is calculated on a sliding scale basis and is tied to our fixed charge coverage ratio, with rates calculated between 3% and 4%, with an initial starting rate at 4.25%.

Prior to December 31, 2009, the borrowing base amount was the lesser of the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible inventory or the product of two times the sum of EBITDA measured from January 1, 2009, to the date of measurement, minus non-cash expenses related to the issuance of options and warrants, minus other non-cash expenses. After December 31, 2009, the borrowing base amount was the sum of an amount equal to 75% of the net amount (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible accounts plus an amount equal to the lesser of $10,000 or 25% of the lower of cost or market value (after deduction of such reserves and allowances as Regions deemed reasonably proper and necessary) of all eligible inventory. In addition, receivables due from Perfumania, Inc., a related party, were not considered an eligible account. A tangible net worth covenant was added, which required the Company to maintain a tangible net worth of not less than $85,000 at all times. The Company was required to obtain written consent from Regions prior to repurchasing shares of our common stock, including repurchases which have been previously authorized under our existing stock buy-back program. The Company was no longer required to pay a non-utilization fee.

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

On October 29, 2009, the Company entered into a Second Amendment to Loan Agreement and Amendment to Forbearance Agreement (the “Second Amendment”) with Regions extending the forbearance period through February 15, 2010, which called for the Company to repay the remaining loan balance over the course of the extension period, as noted in the table below. The Second Amendment called for the Company to continue to comply with certain covenants with Regions under the Loan Agreement, as amended by the Second Amendment.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

7.

BORROWINGS (Continued)

The Company was required and repaid the remaining outstanding principal balance over the course of the extension period as follows:

Payment Date	Payment Amount

November 30, 2009	$1,000
December 31, 2009	$1,600
February 1, 2010	$1,000
February 16, 2010	Fully paid

On February 16, 2010, the Company repaid the remaining outstanding principal balance plus interest and fees in the amount of $1,089 and the Loan Agreement, as amended by the Second Amendment, was terminated.

On June 25, 2010, the Company entered into the New Loan Agreement with GE Capital. The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate. The term of the loan facility under the New Loan Agreement is two years.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires the Company to maintain minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving loan. At any point if the Company falls below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement. As of June 24, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement is secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2011. In addition, the new credit facility will provide the Company an opportunity to improve liquidity and profitability. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

7.

BORROWINGS (Continued)

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

On December 15, 2006, the Company entered into a lease agreement with International Business Machines (“IBM”) covering approximately $124 of computer equipment which has been classified as a capital lease. In December 2009, the Company exercised its option to purchase the computer equipment at the end of the lease term for one dollar.

8.

COMMITMENTS AND CONTINGENCIES

A.

Leases:

The Company leases office and warehouse space, as well as certain equipment under non-cancellable operating leases expiring on various dates through 2016. Total rent expense charged to operations for the years ended March 31, 2010, 2009, and 2008, was approximately $2,535, $2,786, and $2,226, respectively.

At March 31, 2010, the future minimum annual rental commitments under non-cancellable operating leases are as follows:

For the Year Ending March 31,	Amount

2011	$2,545
2012	1,354
2013	614
2014	631
2015	650
Thereafter	555
Total	$6,349

The future minimum annual rental commitments are net of future minimum annual rental income of $369 in fiscal year 2011, and $186 in fiscal year 2012.

B.

License and Distribution Agreements:

During the year ended March 31, 2010, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for Ocean Pacific, XOXO, Paris Hilton, Andy Roddick, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and GUESS?. On December 31, 2009, the Company’s license with GUESS? expired and was not renewed.

During December 2006, the Company sold its Perry Ellis licensing rights and other related assets to Perry Ellis International, its Licensor (see Note 14 to the consolidated financial statements for further discussion). As of the year ended March 31, 2007, the Perry Ellis brand activity has been presented as discontinued operations.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

8.

COMMITMENTS AND CONTINGENCIES (Continued)

Ocean Pacific

In August 1999, we entered into an exclusive worldwide licensing agreement with Ocean Pacific Apparel Corp. (“OP”), to manufacture and distribute men’s and women’s fragrances and other related products under the OP label. The initial term of the agreement extended through December 31, 2003, and was automatically renewed for two additional three-year periods, with the latest term ending December 31, 2009. We initially had six additional three-year renewal options, of which the first two contained automatic renewals at our option, and the last four required the achievement of certain minimum net sales. The license required the payment of minimum royalties, whether or not any product sales were made, which declined as a percentage of net sales as net sales volume increased, and the spending of certain minimum amounts for advertising based upon annual net sales of the products. This license expired on December 31, 2009, and was not renewed.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License for an additional three years through June 30, 2010. The Company does not anticipate any further renewals of this license.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expires on June 30, 2010, and is renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. The Company has not exercised its option to renew this license

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period. To date, no products have been launched under this license. The cosmetic license is due to expire in fiscal year 2011, and all remaining royalty obligations have been accrued and expensed in fiscal year 2010. The Company does not anticipate any further renewals of this license.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

8.

COMMITMENTS AND CONTINGENCIES (Continued)

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period. The first products under this agreement were launched during summer 2006. During fiscal 2008, the Company sublicensed the international rights under this license. The Company remains contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. The Company does not anticipate any further renewals of this license.

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, the Company entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide rights with PHEI, for the production and distribution of Paris Hilton sunglasses. The Company remains contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. The Company does not anticipate any further renewals of this license.

Andy Roddick

Effective December 8, 2004, the Company entered into an exclusive worldwide license agreement with Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expired on March 31, 2010, and was renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008. The Company has notified the licensor that it has elected not to renew this license.

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through September 30, 2010, and is renewable for an additional two years if certain sales levels are met. The Company does not anticipate renewing this license.

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

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company recently launched a new fragrance under this license in the April 2010.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

8.

COMMITMENTS AND CONTINGENCIES (Continued)

Josie Natori

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in July 2009.

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

Rihanna

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in the spring of 2011.

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped, but in no event later than April 30, 2015, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in fiscal year 2012.

Minimum Royalty Payments

Under all of these license agreements, the Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume. Except as discussed below, the Company believes it is in compliance with all material obligations under the above agreements.

GUESS?

In December 2006, the Company received a complaint from GUESS?, Inc. alleging that GUESS? fragrance products were being sold in unauthorized retail channels. Although the Company did not sell

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

8.

COMMITMENTS AND CONTINGENCIES (Continued)

such products directly to these channels, it represented a violation of the Company’s license agreement with GUESS?. On May 7, 2007, the Company entered into a settlement agreement with GUESS? which, among other items, required GUESS?’s reapproval of all international distributors selling GUESS? fragrance products, liquidating damages in the amount of $500, payable in nine equal monthly installments of $56, as well as requiring the Company to strictly monitor distribution channels. This license expired on December 31, 2009, and was not renewed.

Continuing Obligations for Advertising and Royalty

The Company expects to incur continuing obligations for advertising and royalty expense under these license agreements. As of March 31, 2010, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows:

	For the Year Ending March 31,
	2011	2012	2013	2014	2015	Thereafter
Advertising	$26,942	$39,085	$36,855	$27,662	$15,225	$10,333
Royalties	$8,090	$9,010	$8,995	$7,793	$5,012	$3,550

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

D.

Employment and Consulting Agreements:

As of March 31, 2010, the Company had contracts with certain officers, employees and consultants which expire from March 2011 through March 2012. Minimum commitments under these contracts total approximately $1,485 ($1,010, and $475 for the fiscal years ended March 31, 2011, and 2012, respectively).

On June 5, 2009, the Company granted, to an executive officer, 100,000 options to acquire shares of common stock at $1.84 per share, the closing price of the stock on June 5, 2009. These options have a life of five years from the date of grant, and vest 33% each year over a three-year period. The fair value of the options was determined to be $111, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options. In addition, on April 1, 2010, the

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

8.

COMMITMENTS AND CONTINGENCIES (Continued)

Company granted, to two executive officers, options to acquire 50,000 and 20,000 shares, respectively, of common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The options vest 50% immediately and 50% on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively. The fair value of the options was determined to be $60 and $24, respectively.

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

E.

Purchase Commitments:

As of March 31, 2010, the Company is contingently liable in the amount of approximately $22,769 for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

F.

Litigation:

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations. See Note 12 to the Consolidated Financial Statements for further discussion.

9.

INCOME TAXES

The components of the (benefit) provision for income taxes for each of the years ended March 31 are as follows:

	Year Ended March 31,
	2010	2009	2008
Current taxes:
U.S. federal	$(7,412)	$(2,407)	$237
U.S. state and local	76	34	80
	(7,336)	(2,373)	317
Deferred taxes:
U.S. federal	(996)	308	—
U.S. state	(655)	(222)	2,781
	(1,651)	86	2,781
Income tax (benefit) provision	$(8,987)	$(2,287)	$3,098

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

9.

INCOME TAXES (Continued)

Income tax (benefit) provision has been allocated as follows:

	Year Ended March 31,
	2010	2009	2008

Continuing operations	$(8,987)	$(2,287)	$3,082
Discontinued operations	—	—	16
	$(8,987)	$(2,287)	$3,098

The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Other, including state taxes	2.8%	(0.2)%	3.1%
	37.8%	34.8%	38.1%

The tax provision for the year ended March 31, 2010, reflects the carryback of approximately $19,422 in U.S. federal tax operating losses generated during the current year to offset taxes paid during the year ended March 31, 2006, in the amounts of approximately $6,798, which is included in income taxes receivable in the accompanying Consolidated Balance Sheet for the year ended March 31, 2010.

The tax provision for the year ended March 31, 2009, reflects the carryback of approximately $7,409 in U.S. federal tax operating losses generated during fiscal year 2009 to offset taxes paid during the year ended March 31, 2007, in the amount of approximately $2,593, which is included in income taxes receivable in the accompanying Consolidated Balance Sheet for the year ended March 31, 2009.

Deferred income taxes as of March 31, 2010, and 2009, are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows:

	March 31,
	2010	2009
Deferred Tax Assets:
Current:
Allowance for doubtful accounts, sales returns and allowances	$1,390	$1,101
Inventory write-downs	2,151	1,714
Shared-based compensation	151	240
Net operating loss carry forwards	1,227	645
Other, net	319	348
	$5,238	$4,048
Long-term, net:
Depreciation on intangibles	$1,300	$1,166
Share-based compensation	439	461
Other	63	91
Depreciation and amortization on equipment and leasehold improvements	(135)	(270)
	$1,667	$1,448

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

9.

INCOME TAXES (Continued)

As of March 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,113, which will begin to expire in March 2028.

The Company is under an IRS audit of its fiscal years 2007, 2008 and 2009 Federal income tax returns, as a result of the carryback of its net operating losses incurred in fiscal year ended March 31, 2009.

10.

STOCK OPTION AND OTHER PLANS

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued under the 2007 Plan, of which 588,000 options were granted as of March 31, 2010 (an additional 85,000 options were granted under the 2007 Plan on April 1, 2010, as noted below). The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subsequently approved by the stockholders on October 11, 2007. The shares underlying the options were registered with the Securities and Exchange Commission on a Form S-8 registration statement declared effective on December 28, 2007.

On October 11, 2007, the Company granted 240,000 options under the 2007 Plan to certain executives in connection with their July 2007 employment agreements, and 75,000 options (15,000 each) to its five non-employee directors, at that date, to acquire common stock during a five-year period at $4.60 per share, the closing price of the Company’s common stock on October 11, 2007. The directors’ options vested on the grant date, while the executives’ options vest over a three-year period at the annual rate of 40,000, 80,000 and 120,000, respectively. The fair value of the combined October 11, 2007, options was determined to be $729. The directors’ options were expensed in full as share-based compensation during the prior year, while the executives’ options are being expensed as share-based compensation over a three-year period in accordance with the applicable vesting periods.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	70%
Risk-free interest rate	6%
Dividend yield	0%

On October 16, 2008, the Company granted 75,000 options (15,000 each, which vested on the grant date) under the 2007 Plan to its five non-employee directors, at that date, to acquire common stock during a five-year period at $3.70 per share, the closing price of the stock on October 16, 2008. The fair value of the options was determined to be $149, which was expensed as shared-based compensation during the quarter ended December 31, 2008.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	69%
Risk-free interest rate	3%
Dividend yield	0%

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

10.

STOCK OPTION AND OTHER PLANS (Continued)

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

On June 5, 2009, the Company granted, to an executive officer, 100,000 options under the 2007 Plan to acquire shares of common stock at $1.84 per share, the closing price of the stock on June 5, 2009. These options have a life of five years from the date of grant, and vest 33% each year over a three-year period. The fair value of the options was determined to be $111, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

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

On March 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of common stock at $1.75 per share, the closing price of the stock on March 1, 2010. On March 2, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of common stock at $1.76 per share, the closing price of the stock on March 2, 2010. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $8, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

10.

STOCK OPTION AND OTHER PLANS (Continued)

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	0%

On April 1, 2010, the Company granted, to two executive officers and a consultant, options under the 2007 Plan to acquire 50,000, 20,000 and 15,000 shares, respectively, of common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The executive officers options vest 50% immediately and 50% on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively. The consultant’s options vest immediately. The fair value of the options was determined to be $60, $24, and $17, respectively.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; 470,774 options were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (234,000 of which are outstanding at March 31, 2010), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

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

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

10.

STOCK OPTION AND OTHER PLANS (Continued)

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

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to Parlux's certificate of incorporation to increase the total number of shares of common stock that Parlux is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note 6 to the Consolidated Financial Statements for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Consolidated Balance Sheet as of March 31, 2010. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Consolidated Balance Sheet as of March 31, 2010.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

10.

STOCK OPTION AND OTHER PLANS (Continued)

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual option forfeitures, as well as management judgment. The forfeiture rate used when calculating the value of stock options granted in 2010 and 2009 was approximately 5%.

Share-based compensation included in general and administrative expenses for the years ended March 31, 2010, 2009, and 2008, is $587, $348, and $244, respectively. A summary of stock option and warrant activity during the three years ended March 31, 2010, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding as of March 31, 2007	2,994,000	$1.14	4.10	$13,302
Granted	417,850	4.28	5.00	—
Exercised	(2,510,000)	1.12	3.74	(7,171)
Forfeited	—	—	—	—
Outstanding as of March 31, 2008	901,850	2.64	3.57	826
Granted	209,225	3.10	4.75	—
Exercised	(116,500)	1.57	3.27	(212)
Forfeited	(12,400)	2.95	4.47	—
Outstanding as of March 31, 2009	982,175	2.87	3.04	—
Granted	6,198,000	4.90	7.32	—
Exercised	(150,000)	1.20	0.25	(113,400)
Forfeited	(13,025)	2.85	3.95	—
Outstanding as of March 31, 2010	7,017,150	$4.70	6.75	$226,800
Exercisable as of March 31, 2010	774,835	$3.04	2.48	$226,800

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise of options and warrants, the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the first quarter of fiscal 2009. The difference between the original cost of the treasury shares $177 and the proceeds received from the warrant holder $122 was recorded as a reduction in retained earnings. Of the 2,510,000 warrants exercised during the year ended March 31, 2008, 1,950,000 shares were issued from treasury shares. The difference between the original cost of the treasury shares $4,940 and the proceeds received from the warrant holders, $2,212 was recorded as a reduction in retained earnings. As of March 31, 2008, a deferred tax benefit of $192 was provided on the 100,000 warrants in connection with the share-based compensation charge from fiscal 2007. During the year ended March 31, 2009, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise. As of March 31, 2010, a deferred tax benefit of $289 was provided on 150,000 warrants exercised in connection with the share-based compensation charge from fiscal 2007. During the year ended March 31, 2010, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $246 as a result of the exercise.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

10.

STOCK OPTION AND OTHER PLANS (Continued)

The following table summarizes information about the stock options and warrants outstanding at March 31, 2010, of which 774,835 are exercisable:

				Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

		$0.82	30,000	$0.82	4.25	$35,400
$1.04	-	$1.22	214,000	1.21	1.00	169,440
$1.75	-	$2.71	302,462	2.23	4.10	21,960
$3.30	-	$4.60	468,188	4.23	2.66	—
$5.00	-	$5.55	6,002,500	5.00	7.42	—
			7,017,150	$4.70	6.75	$226,800

The intrinsic value of the stock options and warrants exercised during the years ended March 31, 2010, 2009, and 2008, was approximately $113, $212, and $7,171, respectively, and the tax benefit from the exercise of the warrants amounted to $43, $78, and $1,986, respectively.

Proceeds relating to the exercise of all options and warrants during the years ended March 31, 2010, 2009, and 2008, were $180, $182, and $2,808, respectively.

401k Plan

The Company established a 401-K plan covering substantially all of its U.S. employees. Commencing on April 1, 1996, the Company matched 25% of the first 6% of employee contributions, within annual limitations established by the Internal Revenue Code. Beginning on September 2, 2007, the Company increased its matching contribution to 50% of the first 6% of employee contributions. During the year ended March 31, 2010, the Company suspended the 401-K matching program, due to the economic climate. The cost of the matching program totaled approximately $0, $218, and $139 for the years ended March 31, 2010, 2009, and 2008, respectively. Effective April 1, 2010, the Company reinstated the matching contribution of 25% of the first 6% of the employee contributions.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

11.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	For the Year Ended March 31,
	2010	2009	2008

(Loss) income from continuing operations	$(14,759)	$(4,284)	$5,011
Income from discontinued operations	$—	$—	$25
Net (loss) income	$(14,759)	$(4,284)	$5,036
Weighted average number of shares issued	29,999,372	29,984,704	29,845,349
Weighted average number of treasury shares	(9,668,977)	(9,447,080)	(10,500,396)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,330,395	20,537,624	19,344,953
Basic net (loss) income per common share – continuing operations	$(0.73)	$(0.21)	$0.26
Basic net income per common share – discontinued operations	$0.00	$0.00	$0.00
Weighted average number of shares outstanding used in basic earnings per share calculation	20,330,395	20,537,624	19,344,953
Effect of dilutive securities:
Stock options and warrants(1)	—	—	1,258,303
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,330,395	20,537,624	20,603,256
Diluted net (loss) income per common share – continuing operations(1)	$(0.73)	$(0.21)	$0.24
Diluted net income per common share – discontinued operations	$0.00	$0.00	$0.00
Antidilutive securities not included in diluted earnings per share computation(1):
Options and warrants to purchase common stock	7,017,150	982,175	417,850
Exercise price	$0.82 to $5.55	$1.04 to $5.55	$3.30 to $4.60

———————

(1)

The number of shares utilized in the calculation of diluted (loss) earnings per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2010, and 2009, as we incurred a loss from continuing operations for those periods.

12.

LEGAL PROCEEDINGS

Litigation

On June 21, 2006, the Company was served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the June 2006 proposal

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

12.

LEGAL PROCEEDINGS (Continued)

from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the Company’s outstanding shares of common stock for $29.00 ($14.50 after the Stock Split) per share in cash (the “Proposal”). The original Derivative Action sought to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and sought injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff’s counsel regarding the same. The Derivative Action alleged that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violated applicable law by directly breaching and/or aiding the other defendants’ breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to the Company’s counsel on August 17, 2006.

The Amended Complaint continued to name the then Board of Directors as defendants along with Parlux, as a nominal defendant. The Amended Complaint was largely a collection of claims previously asserted in a 2003 derivative action, which the plaintiffs in that action, when provided with additional information, simply elected not to pursue. It added to those claims, assertions regarding a 2003 buy-out effort and an abandoned buy-out effort of PFA. It also contained allegations regarding the prospect that the Company's stock might be delisted because of a delay in meeting SEC filing requirements.

The Company and the other defendants engaged Florida securities counsel, including the counsel who successfully represented the Company in the previous failed derivative action, and on September 18, 2006, moved to dismiss the Amended Complaint. A Second Amended Complaint was filed on October 26, 2006, which added alleged violations of securities laws, which the Company moved to dismiss on December 1, 2006. A hearing on the dismissal was held on March 8, 2007. On March 22, 2007, the motion to dismiss was denied and the defendants were provided twenty (20) days to respond, and a response was filed on March 29, 2007. During fiscal year 2008, there followed extremely limited discovery. A number of the factual allegations upon which the various complaints were based have fallen away, simply by operation of time. The Company was then advised that one of the two plaintiffs was withdrawing from the case. No explanation was given. The remaining plaintiff then spent several months obtaining documents. The Company believes the documents provide no support for any of the claims.

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

The plaintiff's counsel was given leave to amend the complaint and intervene on behalf of a new plaintiff. Counsel also moved to amend the complaint yet again. After a lengthy hearing, the Court permitted the new plaintiff to intervene and to file a Third Amended Complaint on July 29, 2009.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

12.

LEGAL PROCEEDINGS (Continued)

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of the Company’s former independent outside auditors, as well as one of the Company’s consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that the Company’s stock declined in value

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010. The motion seeks a ruling that one of the Company’s directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion is based.

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

13.

CONCENTRATIONS AND CREDIT RISKS

Brands

During the last three fiscal years, the following brands (including accessories) have accounted for 10% or more of the Company’s sales:

	Year Ended March 31,
	2010	2009	2008

PARIS HILTON	42%	55%	68%
GUESS? (license expired in December 2009)	28%	30%	23%
JESSICA SIMPSON	15%	13%	N/A

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

13.

CONCENTRATIONS AND CREDIT RISKS (Continued)

Major Customers

During the last three fiscal years, the following sales by major customers have accounted for 10% or more of the Company’s sales:

	Year Ended March 31,
	2010	2009	2008

Perfumania and Quality King	$46,658	$41,470	$51,148
Macy’s	33,801	34,640	20,577
	$80,459	$76,110	$71,725

As of the last two fiscal years, net trade accounts receivable owed by major customers are as follows:

	March 31,
	2010	2009

Perfumania	$10,496	$12,423
M Macy’s	304	5,055
	$10,800	$17,478

Related parties

Related parties are those parties that are known to the Company as having a related party relationship (see Note 2 to the Consolidated Financial Statements for additional information regarding related parties).

Revenues from Perfumania (which is a wholly-owned subsidiary of Perfumania Holdings, Inc., formerly known as E-Com Ventures, Inc.) represented 25%, 27%, and 33%, of the Company’s net sales from continuing operations during the years ended March 31, 2010, 2009, and 2008, respectively. During the years ended March 31, 2010, 2009, and 2008, revenues from other related parties represented approximately 8%, 0%, and 5%, respectively, of the Company’s net sales from continuing operations. In addition, net trade accounts receivable owed by Perfumania to the Company totaled $10,496 and $12,423 at March 31, 2010, and 2009, respectively.

Management continues to evaluate its credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, their first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2010. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

13.

CONCENTRATIONS AND CREDIT RISKS (Continued)

Credit risks – international sales

Total gross sales to unrelated international customers totaled approximately $46,983, $56,173, and $66,290, for the years ended March 31, 2010, 2009, and 2008, respectively. These gross sales by region were as follows:

	Year Ended March 31,
	2010	2009	2008

Latin America	$11,386	$19,142	$27,250
Europe	16,362	15,582	15,880
Caribbean	1,652	2,121	6,267
Asia/Pacific	3,928	5,751	5,516
Canada	3,755	4,455	4,098
Middle East	5,027	4,720	1,697
Other	4,873	4,402	5,582
	$46,983	$56,173	$66,290

No single foreign country accounted for more than 10% of the Company’s gross sales during the years ended March 31, 2010, 2009, and 2008.

At March 31, 2010 and 2009, trade receivables from unrelated foreign customers amounted to approximately $1,804 and $5,823, respectively (substantially all of which are payable in U.S. dollars).

Other

Financial instruments which potentially subject the Company to credit risk consist primarily of trade receivables from department and specialty stores in the United States, distributors throughout the world, and related parties. To reduce credit risk for trade receivables from unaffiliated parties, the Company performs ongoing evaluations of its customers’ financial condition but does not generally require collateral. Management has established an allowance for doubtful accounts for estimated losses. The allowances for doubtful accounts are considered adequate to cover estimated credit losses.

The Company maintains its cash with financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions, which management believes limits the risk. As of March 31, 2010, and 2009, approximately $7,785 and $5,838, respectively, was in excess of the federal depository insurance coverage limit.

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

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

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

The remaining activity for this discontinued operation is summarized as follows:

	Year Ended March 31,
	2010	2009	2008

Net revenues	$—	$—	$41
Gain on sale of brand	$—	$—	$—
Operating income	$—	$—	$25
Income from discontinued operations	$—	$—	$25

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

On January 19, 2007, Nussdorf filed the definitive consent solicitation statement on Schedule 14A with the SEC, and on January 23, 2007, the Company filed suit in the United States District Court for the Southern

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

15.

CONSENT SOLICITATION (Continued)

District of New York against Quality King Distributors, Inc., Model Reorg, Inc. (other entities affiliated with the Nussdorfs), Nussdorf and his proposed slate of new directors.

On February 6, 2007, pursuant to a settlement agreement between Nussdorf, Ilia Lekach and the Company, Nussdorf terminated his solicitation of consents from Parlux stockholders to replace Parlux's directors, and Parlux dismissed its lawsuit against Mr. Nussdorf, his nominees and certain Nussdorf-controlled companies. The parties' settlement provided for the immediate resignation from the Parlux Board of Ilia Lekach. In addition, because the parties' settlement called for equal representation on the Parlux Board by the current independent directors and Mr. Nussdorf's nominees, Jaya Kader Zebede, one of the then current independent directors, offered her resignation in order to facilitate the transition. Frank A. Buttacavoli then agreed to resign as a director to allow for such equal representation, but continues to serve as Parlux's Executive Vice President, and Chief Operating Officer. The parties' settlement provided for the immediate appointment to the Parlux Board of three of Mr. Nussdorf's nominees, Neil Katz, Anthony D'Agostino and Robert Mitzman. The new Parlux Board consisted of six directors, Glenn Gopman, Esther Egozi Choukroun, David Stone, and Messrs. Katz, D'Agostino and Mitzman.

The parties' settlement also provided for the immediate appointment of Neil Katz as the interim Chief Executive Officer of Parlux. Neil Katz previously served as President and Chief Executive Officer of Gemini Cosmetics, Inc. and President of Liz Claiborne Cosmetics, the prestige fragrance division of the Liz Claiborne Corporation. The reconstituted Parlux Board was to conduct a search for a permanent CEO, and would consider Neil Katz for such position along with other candidates. Mr. Lekach, who was instrumental in negotiating the terms of the settlement, ceased to serve as Parlux's Chief Executive Officer. Mr. Lekach will continue to serve Parlux as a consultant and to assist, if requested, with fragrance brand licenses and international distribution of Parlux products for a period of four years, and agreed not to compete with Parlux in the fragrance business for a period of four years.

Mr. Neil J. Katz was subsequently appointed Chairman and Chief Executive Officer of the Company by the Board of Directors on May 14, 2007.

Mr. Lekach received $1,200 as severance pay and an additional $1,200 for his consulting services and non-competition covenants, both of which were charged to operations in 2007. In addition, at Mr. Nussdorf's request, Mr. Lekach agreed to a substantial reduction in the amount of the severance payments and warrants contemplated by his employment agreement in the event that a change in control was deemed to have occurred as a result of Mr. Nussdorf's consent solicitation. Under the terms of the agreement, Mr. Lekach received 500,000 warrants to purchase the Company's common stock at an exercise price of $1.1654, and Mr. Lekach received no other compensation under his employment agreement. The Company recorded a share-based compensation charge of $2,745, along with the other settlement costs, during the quarter ended March 31, 2007.

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

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

16.

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

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

16.

RECENT ACCOUNTING UPDATES (Continued)

In January 2010, the FASB issued Codification Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently assessing the impact, if any, of ASU No. 2010-06 disclosures on our consolidated financial statements.

In February 2010, the FASB issued Codification Accounting Standards Update No. 2010-09 (“ASU No. 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, under Topic 855, Subsequent Events, to amend the requirement to disclose the date that the financial statements are issued for subsequent events to align with SEC’s reporting requirements.  This update is amendment includes the definition of an SEC filer and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued.  Further, the amendment no longer requires that an SEC filer disclose the date financial statements were issued. ASU No. 2010-09 is effective upon issuance. The adoption of ASU No. 2010-09 did not have a material impact on our consolidated financial statements.

17.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March 31, 2010, and 2009:

	For the Quarters Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Continuing Operations:
Net sales	$23,644	$56,461	$50,280	$17,717
Net (loss) income	(2,467)	2,969	(5,426)	(9,835)
(Loss) income per common share:
Basic	$(0.12)	$0.15	$(0.27)	$(0.48)
Diluted	$(0.12)	$0.14	$(0.27)	$(0.48)

	For the Quarters Ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Continuing Operations:
Net sales	$23,304	$52,392	$47,293	$28,166
Net (loss) income	(4,883)	3,644	(4,536)	1,491
(Loss) income per common share:
Basic	$(0.24)	$0.18	$(0.22)	$0.07
Diluted	$(0.24)	$0.17	$(0.22)	$0.07

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2010, 2009, AND 2008

18.

SUBSEQUENT EVENTS

On June 25, 2010, the Company entered into the New Loan Agreement with GE Capital.  The New Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the loan facility or the unavailability of the LIBOR rate. The term of the loan facility under the New Loan Agreement is two years.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires the Company to maintain minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving loan.  At any point if the Company falls below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement.  As of June 24, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement is secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement.

On June 14, 2010, certain persons related to Mr. Rene Garcia, the Garcia Group, acquired 2,718,728 shares of the Company’s common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G on June 23, 2010. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company’s outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group.

On June 4, 2010, the Company entered into an exclusive fragrance licensing agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, to develop, manufacture and distribute prestige fragrances and related products under the Vince Camuto trademark. The initial term of the agreement expires on March 31, 2016, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in the fall of 2011.

PARLUX FRAGRANCES INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions	Balance at End of Period

Year ended March 31, 2010
Reserves for:
Doubtful accounts	$428	$636	$348	$716
Sales returns	1,300	13,524	12,514	2,310
Demonstration and co-op advertising allowances	1,748	13,770	14,400	1,118
	$3,476	$27,930	$27,262	$4,144

Year ended March 31, 2009
Reserves for:
Doubtful accounts	$1,045	$836	$1,453	$428
Sales returns	1,000	6,512	6,212	1,300
Demonstration and co-op advertising allowances	2,442	16,849	17,543	1,748
	$4,487	$24,197	$25,208	$3,476
Year ended March 31, 2008
Reserves for:
Doubtful accounts	$1,563	$1,475	$1,993	$1,045
Sales returns	1,276	4,193	4,469	1,000
Demonstration and co-op advertising allowances	3,316	10,556	11,430	2,442
	$6,155	$16,224	$17,892	$4,487