Form 10-K/A
period 2010-03-31
PARLUX FRAGRANCES INC
filed 2010-07-29
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

Form 10-K/A

———————

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal Year Ended March 31, 2010

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

(954) 316-9008

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	THE NASDAQ STOCK MARKET LLC (NASDAQ GLOBAL SELECT MARKET)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”: in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

.As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,551,452 based on a closing sale price of $2.16 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Class	Outstanding at July 29, 2010
Common Stock, $ .01 par value per share	20,489,812 shares

TABLE OF CONTENTS

Page

EXPLANATORY NOTE

1

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1

ITEM 11.

EXECUTIVE COMPENSATION

6

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

19

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

20

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

22

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

24

- i -

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which Parlux Fragrances, Inc. (the "Company") previously filed with the Securities and Exchange Commission ("SEC") on June 29, 2010. We are filing this amendment to provide the information required in Part III, Items 10 through 14, which the Company originally intended to incorporate by reference from the Company's proxy statement for the 2010 Annual Meeting of Stockholders.  The reference on the cover of the Form 10-K to the incorporation by reference of the Company's definitive proxy statement into Part III of the report is hereby amended to delete that reference.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning our executive officers and directors as of July 29, 2010 is set forth below.  There are no family relationships between any of our executive officers or directors.,

Name	Age	Position
Frederick E. Purches	72	Chairman of the Board of Directors and Chief Executive Officer
Frank A. Buttacavoli	55	Executive Vice President and Chief Operating Officer
Raymond J. Balsys	53	Vice President and Chief Financial Officer
Anthony D’Agostino	52	Independent Director
Esther Egozi Choukroun	48	Independent Director
Glenn Gopman	54	Independent Director
Robert Mitzman	55	Independent Director

Frederick E. Purches was appointed Chairman of the Board of Directors and Chief Executive Officer in January 2010. Mr. Purches founded the Company in 1984, and served from 1984 until 2005 in a variety of capacities for the Company, including as the Chairman of the Board of Directors and Vice Chairman of the Board of Directors. Mr. Purches has been engaged in the cosmetic and fragrance business for over 40 years, including in various executive capacities with Helena Rubinstein/Armani, Inc. and Revlon, Inc. During the past fifteen years, Mr. Purches has served as a consultant to the Company through Cosmix, Inc., a private company controlled by Mr. Purches.

Mr. Purches possesses extensive executive and operational experience in the cosmetic and fragrance industry, including as founder of the Company and in executive roles with other major cosmetic companies, which provides the Board of Directors and the Company with key leadership and guidance in the areas of Company history and knowledge, strategic planning, branding and marketing, business development, retail sales and distribution. These professional and other experiences as well as his prior service as a director qualify him to continue to serve on the Company's Board of Directors.

Frank A. Buttacavoli, a Certified Public Accountant, served as Vice President and Chief Financial Officer of the Company from April 1993 until May 2007, and was a director of the Company from March 1993 until February 2007. From July 1979 through June 1992, Mr. Buttacavoli was employed by Price Waterhouse, and was a Senior Manager from July 1987 to June 1992. In June 1996, Mr. Buttacavoli was promoted to Executive Vice President, and in October 1999, he assumed the additional responsibilities of Chief Operating Officer. On May 15, 2007, in an effort to segregate duties, he gave up the title of Chief Financial Officer to work more closely with the Chief Executive Officer on overall planning, management, logistical activities, building our core businesses and in the signing of new fragrance licenses.

Raymond J. Balsys, a Certified Public Accountant, was promoted to Chief Financial Officer effective as of May 15, 2007. He had served as Vice President Finance since July 2006, when he rejoined the Company. From 2001 to 2005, Mr. Balsys served as the Director of SEC Reporting and Assistant Controller of AOL Latin America. He also served as the Client Services Manager at The Premier Group, an international provider of enterprise resource planning (ERP) solutions focusing on J.D. Edwards’ software, from 1998 to 2001. Mr. Balsys served as Vice President Controller of the Company from 1994 to 1997. Prior to 1994, Mr. Balsys worked as an Audit Manager at Price Waterhouse.

Anthony D’Agostino, a Certified Public Accountant, has served as an Independent Director of the Company since February 2007 and, as of April 2007, was appointed Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees. Currently, Mr. D’Agostino is an audit manager with Sauvigne & Company, LLP, a Manhattan based CPA firm that he joined in December of 2007. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King Distributors, Inc., with Sarbanes-Oxley compliance issues and various transactions since 2004. From 2003 to 2004, Mr. D’Agostino served as the Vice President of Finance and Chief Financial Officer of CPI Aerostructures, Inc., a defense contractor. From 2002 to 2003, Mr. D’Agostino served as the Vice President of Finance and Chief Financial Officer of American Patriot Apparel Corporation, a start-up not-for-profit organization. From 2000 to 2002, he served as Senior Vice President of Finance and Chief Financial Officer of Softheon, Inc., a software start-up company.

Mr. D'Agostino possesses extensive accounting and finance experience as an audit manager, Chief Financial Officer and Sarbanes-Oxley consultant, which provides the Board of Directors and the Company with his expertise as an audit committee financial expert, accounting and financial guidance generally, and corporate governance and compliance insights relating to Sarbanes-Oxley. These professional and other experiences as well as his prior service as a director qualify him to continue to serve on the Company's Board of Directors.

Esther Egozi Choukroun, has served as an Independent Director of the Company since October 2000, and has served as Chairman and/or as a member of various committees during that time. As of April 2007, she became Chairman of the Nominating Committee, and a member of the Audit and Independent Committees. Since January 2007, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment, LLC, a real estate investment firm specializing in the acquisition and management of underperforming office buildings in the Southeast United States and Texas. In addition, she is the Managing Member of PIX Holdings, LLC, a real estate advisory and consulting firm created in January 2007 and operating in South Florida and the Caribbean. From 2002 through 2006, Ms. Egozi Choukroun was the Executive Vice President and Chief Financial Officer of PIX Latin America Investments Corporation, a full service real estate company operating in Florida and Latin America. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, and was Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women’s International Zionist Organization for Florida. Ms. Egozi Choukroun currently serves as a member of the Advisory Board of the Scott Rakow Youth Center which is run by the Parks and Recreation Department of the City of Miami Beach.

Ms. Egozi Choukroun possesses extensive executive and financial experience as a Chief Financial Officer, a Managing Member and Senior Vice President, which provides the Board of Directors and the Company with her valuable experience in the areas of senior management and financial experience, including managing companies with underperforming assets and international operations, as well as experience in the banking sector. These professional and other experiences as well as her prior service as a director qualify her to continue to serve on the Company's Board of Directors.

Glenn H. Gopman, a Certified Public Accountant, has served as an Independent Director of the Company since October 1995, and has served as Chairman and/or as a member of various committees during that time. As of April 2007, he became Chairman of the Compensation and Independent Committees, and a member of the Audit Committee. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. He is presently a principal shareholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Prior to that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman has been appointed to Chair the F.I.C.P.A. Management of Accounting Practice 2010/2011 Section Steering Committee. Mr. Gopman presently serves as Chairman of the Citizen’s Oversight Committee under the Inter-Local Agreement on School Facilities Planning in Miami-Dade County and is an officer and director of The Hebrew Free Loan Association of South Florida, Inc., a non-profit organization.

Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors and the Company with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. These professional and other experiences as well as his prior service as a director qualify him to continue to serve on the Company's Board of Directors.

Robert Mitzman, has served as an Independent Director of the Company since February 2007, and, as of April 2007, became a member of the Audit, Compensation, Independent and Nominating Committees. Since 1981, he has served as Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman currently serves on the board of directors of Esquire Bank Corp. He was previously a member of Young Presidents Organization and served on the board of directors of Orbit International Corp. until December 2008.

Mr. Mitzman possesses extensive executive experience as a Chief Executive Officer, which provides the Board of Directors and the Company with important business and leadership experience, including leading an organization with global operations, experience in the human resources area managing a numerous and diverse pool of employees, and growing a business while managing the proper allocation of resources and cost structure. These professional and other experiences as well as his prior service as a director qualify him to continue to serve on the Company's Board of Directors.

CORPORATE GOVERNANCE

Board of Director Meetings

In fiscal year 2010, there were eleven meetings of the Board of Directors, and all of the directors attended at least 75% of the meetings of the Board of Directors and of all committees he or she was a member (held during the period in which such director served). It is our policy for all members of the Board of Directors to attend our annual meeting of stockholders. All of our then current directors attended the annual meeting of stockholders for the fiscal year ended March 31, 2009.

Board of Director Independence

The Board of Directors has determined that four directors, Ms. Egozi Choukroun and Messrs. D’Agostino, Gopman and Mitzman are independent, as defined in the rules of the Nasdaq Stock Market (“Nasdaq”).

Board Leadership Structure

The Board of Directors has no policy regarding the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer and instead the Board of Directors remains free to make this determination from time to time in a manner that seems most appropriate for the Company. Currently, the Company combines the positions of Chief Executive Officer and Chairman of the Board of Directors as it believes that the Chief Executive Officer is in the best position to fulfill the Chair’s responsibilities, including those related to identifying emerging issues facing the Company, communicating essential information to the Board of Directors about the Company’s performance and strategies, and preparing agendas for the Board of Directors.

Currently, the Company has not designated a lead independent director and executive sessions of the Board of Directors are led by the Chairperson of the Board Committee having authority over the subject matter discussed at the executive session, as appropriate. We believe this leadership structure is appropriate based on the Company's size and characteristics and its commitment to a strong, independent Board of Directors, exemplified by four out of five of its directors qualifying as an independent director.

Committees of the Board of Directors

The Board of Directors established four standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee, and the Independent Committee, all of which are composed of independent directors. The Audit Committee and Nominating Committee operate under a written charter adopted by the Board of Directors which sets forth the scope of responsibilities of such committees. Copies of those charters are available for review on our website at www.parlux.com under “Corporate Website - Corporate Governance.”

Audit Committee

In July 2007, the Board of Directors approved an Audit Committee charter. Pursuant to its written charter, the Audit Committee appoints our independent registered public accountants to audit our financial statements, as well as reviews the scope, purpose and type of audit services to be performed by the independent registered public accountants, and the findings and recommendations of the accountants. During fiscal 2010, the Audit Committee was composed of Messrs. D’Agostino, Gopman and Mitzman, and Ms. Egozi Choukroun, each of whom is independent, as defined in the rules of Nasdaq.

The Audit Committee held four meetings in fiscal 2010. Mr. D’Agostino, a Certified Public Accountant and an independent director as defined in the rules of Nasdaq, served as Chairman of the Audit Committee during fiscal 2010. The Board of Directors has determined that Mr. D’Agostino is an audit committee financial expert as defined in the regulations of the SEC.

For fiscal 2011, the Audit Committee will continue to be composed of Messrs. D'Agostino (Chairman), Mitzman, and Gopman, and Ms. Egozi Choukroun as members, each of whom is independent, as defined in the rules of Nasdaq. These members approved the financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Compensation Committee

The duties of the Compensation Committee are to make recommendations to the Board of Directors concerning the salaries, bonuses and other compensation of Company executive officers, and to advise and act for the Board of Directors on other compensation matters. For further information on the Compensation Committee’s processes and procedures for consideration and determination of executive compensation, see Compensation Discussion and Analysis below. During fiscal 2010, the Compensation Committee was composed of Messrs. D’Agostino, Mitzman and Gopman, all of whom are independent directors as defined in the rules of Nasdaq. During fiscal 2010, Mr. Gopman served as the Chairman of the Compensation Committee. The Compensation Committee held three meetings in fiscal 2010. For fiscal 2011, the Compensation Committee will continue to be composed of Messrs. Gopman (Chairman), D’Agostino and Mitzman. The Compensation Committee does not have a formal written charter.

Nominating Committee

Pursuant to its written charter, the duties of the Nominating Committee are to identify, evaluate, and submit to the Board of Directors qualified individuals, including any individual recommended by stockholders through the process described below, to be recommended by the Board of Directors for election at each annual meeting of stockholders and to be appointed by the Board of Directors at any other time due to any expansion of the Board of Directors, director resignations or retirements or otherwise and candidates for membership on each committee of the Board of Directors. The Nominating Committee determines the criteria for membership of the Board of Directors including desired skills and attributes which include industry experience, fashion/artistic talents and/or financial capabilities. While the Company does not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the Nominating Committee will consider diversity as one factor in identifying and evaluating potential director candidates. Qualified individuals recommended by the Board of Directors are then presented in our proxy statement to be voted upon by our stockholders at each annual meeting.

During fiscal 2010, the Nominating Committee was composed of Ms. Egozi Choukroun, and Messrs D’Agostino and Mitzman, all of whom are independent directors as defined in the rules of Nasdaq. During fiscal 2010, Ms. Egozi Choukroun served as the Chairperson of the Nominating Committee. The

Nominating Committee held two meetings in fiscal 2010. For fiscal 2011, the Nominating Committee will continue to be composed of Ms. Egozi Choukroun (Chairperson), and Messrs. D’Agostino and Mitzman.

Independent Committee

The Independent Committee was originally formed during April 2003 to address a possible tender offer; such offer was subsequently withdrawn in June 2003. The Independent Committee reconvened during June 2006, to address a second possible tender offer, which was also subsequently withdrawn in July 2006. The Independent Committee does not have a formal written charter. To date, the Independent Committee's responsibilities have been to evaluate, negotiate, and ultimately recommend approval or disapproval to the Board of Directors and the stockholders, of offers made to acquire all of our Common Stock or to act on consent actions seeking control of the Company.

The Independent Committee did not meet in fiscal 2010. During fiscal 2010, the Independent Committee was composed of Messrs. Gopman, D’Agostino and Mitzman and Ms. Egozi Choukroun. During fiscal 2010, Mr. Gopman served as the Chairman of the Independent Committee. For fiscal 2011, the Independent Committee will continue to be composed of Messrs. Gopman (Chairman), D’Agostino and Mitzman and Ms. Egozi Choukroun.

Risk Management

The Board of Directors is actively involved in the oversight and management of risks that could affect the Company. This oversight and management is conducted primarily through committees of the Board of Directors, as disclosed in the descriptions of each of the committees above and in the charters of the Audit Committee and Nominating Committee, but the full Board of Directors has retained responsibility for general oversight of risks. The Audit Committee is primarily responsible for overseeing the risk management function, specifically with respect to management’s assessment of risk exposures (including risks related to liquidity, credit, operations and regulatory compliance, among others), and the processes in place to monitor and control such exposures. The other committees of the Board of Directors consider the risks within their areas of responsibility. The Board of Directors satisfies their oversight responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.  The Board believes that the combination of the Chairman and Chief Executive Officer roles facilitates the exercise by the Board of Directors of their key risk oversight responsibility by focusing on clear lines of communication between management and the Board of Directors and its committees. See the discussion of "Board Leadership Structure" above.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors and a separate Code of Ethics for Executive and Financial Officers. Both the Code of Business Conduct and Ethics and the Code of Ethics for Executive and Financial Officers are available for review on our web site at www.parlux.com under "Corporate Website – Corporate Governance."  We intend to post amendments to, or waivers from, our Code of Business Conduct and Ethics and Code of Ethics for Executive and Financial Officers on our web site.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of (1) Forms 3 and 4 and amendments to each form furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended March 31, 2010, (2) any Forms 5 and amendments to such forms furnished to us with respect to our fiscal year ended March 31, 2010, and (3) any written representations referred to us in subparagraph (b)(1) of Item 405 of Regulation S-K under the Securities Exchange Act of 1934, as amended: (i) there was a Form 4 for each of Messrs. D'Agostino, Gopman, Mitzman and Ms. Egozi Choukroun relating to a stock option grant on October 13, 2009 that was inadvertently filed late, (ii) there was a Form 4 for Pike Capital Partners, L.P. and its affiliates relating to the sale and purchase of Company stock on December 2, 2009 that was inadvertently filed late; and (iii) there was a Form 3 for Mr. Purches relating to Mr. Purches' appointment as CEO and Chairman, and as a result triggering Mr. Purches' status as a Section 16 reporting person, that was inadvertently filed late.  The failure to timely report the above transactions was inadvertent and, as soon as the oversight was discovered, the Form 4s were promptly filed.  Other than as provided above, to the best of our knowledge, all required Section 16 reports by our directors, executive officers and beneficial owners of more than 10% of our common stock, were filed on time.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to our principal executive officer, our former principal executive officer, our principal financial officer and our principal operating officer during fiscal 2010. These individuals are referred to as the "Named Executive Officers" and are listed in the executive compensation tables provided below.

Our executive compensation programs are determined and proposed by our Compensation Committee and are approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee.

Executive Compensation Program Objectives and Overview

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

Our current executive compensation program consists of three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options.

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

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives. In the past, the Compensation Committee has evaluated current executive compensation data for companies in our industry as part of its process prior to determining our current executive compensation program and the amounts of compensation for each component of our program. The companies reviewed during fiscal 2009 were Elizabeth Arden, Estee Lauder, Revlon and Inter Parfums, Inc. The Compensation Committee used this data to obtain a general understanding of current compensation practices in our industry and to ensure that it was acting in an informed and responsible manner to make sure the Company's compensation program was competitive. The Compensation Committee viewed this data as one factor in assisting its compensation decisions, but did not use this data as a reference point, either wholly or in part, to base, justify or provide a framework for its compensation decisions. Further, the Compensation Committee did not target any element of executive compensation to be at the median or any specific percentile of this industry data. The Compensation Committee used its experience and judgment to make final compensation decisions. For fiscal 2010, the Compensation

Committee determined it was not necessary to undertake an evaluation of executive compensation data for companies in our industry, particularly in light of global economic conditions, the Company's cost-cutting initiatives and the terms of the employment agreements with the Named Executive Officers.

Based upon the Compensation Committee’s review of our compensation design features, and our applied compensation objectives, the Compensation Committee determined that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes recommendations to our Board of Directors for all compensation decisions, including non-cash compensation, for our senior executive officers, including the Named Executive Officers. Our Compensation Committee and Chief Executive Officer annually review the performance of our senior executive officers and the Compensation Committee considers the recommendations of the Chief Executive Officer in setting compensation levels for the other senior executive officers. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Board of Directors by the Compensation Committee. The Compensation Committee can modify any recommended adjustments or awards to our executive officers.

Current Executive Compensation Program Elements

Base Salaries

We provide our Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year. The initial base salaries for certain of our Named Executive Officers were fixed pursuant to their written employment agreements. See “Employment Agreements” beginning on page 12. The initial base salary ranges were determined for each executive officer based upon their position, responsibility and industry experience. Any adjustments in the base salaries of our executive officers who are party to an employment agreement will be determined by the Compensation Committee based upon a combination of data derived from current surveys of compensation levels for similar positions in public companies of comparable size and industry type and a subjective review of the executive officer’s performance by the Compensation Committee, and the attainment of financial and operational objectives, with no specified weight being given to any of these factors. Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. During fiscal 2010, the cash salaries paid to Messrs. Purches, Buttacavoli, Balsys and Katz were $27,273, $400,000, $241,346 and $490,385, respectively. As discussed in more detail below, Mr. Purches was appointed Chief Executive Officer on January 25, 2010 and as a result for fiscal 2010 served in this capacity from January 25, 2010 through March 31, 2010 and received the pro-rata portion of an annual base salary of $300,000. Mr. Buttacavoli's base salary for fiscal 2010 was set in accordance with the terms of his employment agreement and remained at the same level from fiscal 2009. Mr. Balsys' base salary for fiscal 2010 was set in accordance with the terms of his employment agreement and increased from $225,000 in fiscal 2009 to $250,000 in fiscal 2010 upon the use of the Compensation Committee's discretion. As discussed in more detail below, Mr. Katz, our prior Chief Executive Officer, served in such capacity for fiscal 2010 from April 1, 2009 through January 25, 2010 and received the pro rata portion of an annual base salary of $600,000 which was in effect at the time. On May 4, 2010, we entered into a Separation and Release Agreement with Mr. Katz. See “Potential Payments Upon Termination or Change in Control,” below for a description of such agreement.

For fiscal 2011, in recognition of the challenges and difficulties faced by the Company as a result of the economic downturn over fiscal 2009 and fiscal 2010, the impact of the expiration of the GUESS? license, and consistent with the Company's implementation of cost reduction initiatives during fiscal 2009 and fiscal 2010, Messrs. Buttacavoli and Balsys volunteered in April 2010 to reduce each of their annual base salaries by 10% for fiscal 2011. Additionally, as discussed in more detail below, the Company entered into an employment agreement with Mr. Purches for a term of one year beginning April 1, 2010 and ending March 31, 2011 pursuant to which he will receive an annual base salary of $300,000, and such annual base salary is equivalent to half of the annual base salary the Company's prior Chief Executive Officer would have been entitled to receive under the terms of his employment agreement.  See "Employment Agreements" below for a description of our employment agreements with our Named Executive Officers.

Annual Incentive Bonuses

To reward superior performance and contributions made by our Named Executive Officers, we may award cash bonuses annually, based on the achievement of specific financial and operational goals and other factors. The relevant goals and the weight assigned to each goal are tailored to each Named Executive Officer based upon his or her area of responsibility. Each Named Executive Officer is provided with a summary by the Compensation Committee setting forth the goals that must be achieved in order to earn the maximum cash bonus and the relative weight assigned to each goal on an annual basis. We aim to provide meaningful yet challenging goals relative to the expected performance of our Named Executive Officers. In establishing the goals, we strive to ensure that the targets are consistent with the strategic goals set by the Board of Directors, and that the goals set are sufficiently ambitious so as to provide meaningful results.

Based upon the recommendation of our Chief Executive Officer, the Compensation Committee establishes target annual incentive bonus opportunities for each of our Named Executive Officers at the beginning of each fiscal year. These opportunities are established in accordance with the overall philosophy and objectives of our compensation program. Annual incentive bonus opportunities are generally tied to the achievement of specific financial and operational performance goals such as sales performance, financial performance, inventory efficiencies and other criteria which may be established from time to time. At the end of each fiscal year, our Chief Executive Officer provides the Compensation Committee with an analysis of the performance of each of our Named Executive Officers against their performance goals. The Compensation Committee, in its discretion, can increase or decrease the amount of the annual incentive bonus.

Fiscal 2010 Performance Targets	Percentage (%) of Base Salary
Pre-tax profit target of $3,000,000:
100% of target	5.0
125% of target	10.0
160% of target	15.0
200% of target	25.0
Various individual performance targets	25.0
Total incentive bonus available	50.0

The annual incentive bonus opportunities for our Named Executive Officers was a maximum of 50% of base salary if all of the performance targets were achieved. Those targets, for our Named Executive Officers, included a pre-tax profit target, which represented up to 50% of the maximum bonus amount. In addition, each Named Executive Officer was given individual performance goals within their areas of responsibility, which could have accounted for an additional 50% of the maximum bonus amount. We reported a pre-tax loss for the fiscal year ended March 31, 2010 and accordingly, no bonus was earned in connection with the pre-tax profit objectives. Although the Compensation Committee acknowledged and appreciated that there were many positive management achievements attained in a difficult economic environment, the Compensation Committee determined that the reported loss precluded awarding any executive bonus that otherwise may have been earned based on individual performance.

Stock Option Grants

We use stock options as a means of aligning the interests of our key employees and executive officers with the interests of our stockholders, by ensuring that they have a direct interest in increasing stockholder value. Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value, which are typically issued in connection with an amendment to, or execution of a new employment agreement. During fiscal 2010, a stock option grant was made to Mr. Buttacavoli for 100,000 shares in connection with his new employment agreement. No other stock option grants were made to the other Named Executive Officers during fiscal 2010, as their new employment agreements were not effective until April 1, 2010. Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

The purpose of awarding stock option grants is to:

•

give our key employees and executive officers an opportunity to acquire shares of our Common Stock;

•

provide an incentive for our key employees and executive officers to continue to promote our best interests and those of our stockholders;

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

Compensation Deductible under Section 162(m) of the Internal Revenue Code

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which amended the Internal Revenue Code of 1986, as amended, by adding Section 162(m) which eliminates the deductibility of most cash and non-cash compensation over $1 million paid to certain “covered employees” (which generally is defined as a corporation’s chief executive officer and the four other highest compensated employees). Contributions to qualified plans, items excluded from the employee’s gross income, compensation paid pursuant to a binding agreement entered into on or before February 17, 1993, commission-based compensation, and certain “performance-based” compensation are types of remuneration that are not affected by the deduction limitation.

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

Based on the review and discussions referred to in the paragraph immediately above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K or Proxy Statement.

Submitted by the Members of the Compensation Committee:

Glenn Gopman, Chairman

Anthony D'Agostino

Robert Mitzman

Compensation Committee Interlocks and Insider Participation

Messrs. Gopman, D’Agostino, and Mitzman served as members of the Compensation Committee during fiscal 2010. No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company. During the fiscal year ended March 31, 2010, none of our executive officers served on the compensation committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth compensation information regarding our Named Executive Officers, during the fiscal years ended March 31, 2010, March 31, 2009, and March 31, 2008.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Frederick E. Purches (Chairman and Chief	2010	27,273	—	—	108,169(11)	135,442
	2009	—	—	—	—	—
Executive Officer)(1)	2008	—	—	—	—	—

Frank A. Buttacavoli (Executive Vice President and Chief Operating Officer)(2)	2010	400,000	110,727	—	— (9)	510,727
	2009	400,000	—	—	10,716(8)	410,716
	2008	350,000	—	140,000(6)	— (9)	490,000

Raymond J. Balsys (Chief Financial Officer)(3)	2010	241,346	—	—	— (9)	241,346
	2009	225,000	—	—	16,251(7)	241,251
	2008	184,669	138,816	85,000(6)	10,595(7)	419,080

Neil J. Katz	2010	490,385	—	—	609,600(10)	1,099,985
(Former Chairman	2009	550,000	—	—	23,408(7)	573,408
and Chief Executive Officer)(4)	2008	540,561	416,448	225,000(6)	18,840(7)	1,200,849

———————

(1)

Mr. Purches was appointed Chairman and Chief Executive Officer of the Company on January 25, 2010.

(2)

Mr. Buttacavoli resigned as Chief Financial Officer of the Company on May 15, 2007.

(3)

Mr. Balsys was appointed Chief Financial Officer of the Company on May 15, 2007.

(4)

Mr. Katz resigned as Chairman and Chief Executive Officer of the Company on January 25, 2010.

(5)

The amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  Assumptions made for the purpose of computing this amount are discussed in our Annual Report on Form 10-K for the year ended March 31, 2010 (the “2010 Form 10-K) in Note 10 to the Consolidated Financial Statements.

(6)

Amounts accrued in Fiscal 2008 Financial Statements for Annual Incentive Bonuses, and paid in June 2008, following audit completion.

(7)

“All Other Compensation” consists of car allowance, and matching contributions made by us under our 401-K Plan.

(8)

“All Other Compensation” consists of matching contributions made by us under our 401-K Plan.

(9)

“All Other Compensation” did not exceed $10,000 for the Named Executive Officer, during this period.

(10)

“All Other Compensation” consists of a car allowance of $9,600 and severance payment of $600,000. See “Potential Payments Upon Termination or Change in Control” below for a description of such severance payment.

(11)

“All Other Compensation” consists of a car allowance of $2,400 and consulting fees of $105,769.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award to our Named Executive Officers during Fiscal 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)	Option Exercise or Base Price of
		Threshold	Target	Maximum			Awards
		($)	($)	($)			($)
Frederick E. Purches	—	—	—	—	—	—	—

Frank A. Buttacavoli	—	—	$120,000	$200,000	—	—	—
	06/05/09	—	—	—	100,000	110,727	1.84

Raymond J. Balsys	—	—	$ 75,000	$125,000	—	—	—

Neil J. Katz	—	—	$180,000	$300,000	—	—	—

———————

(1)

Represents annual cash incentive awards pursuant to Named Executive Officer’s employment agreements or Company incentive program, the actual payouts of which are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table on page 10.

(2)

Option award granted under our 2007 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at March 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Frederick E. Purches	15,000	—	—	$0.82	04/01/2014

Frank A. Buttacavoli	33,333	66,667(1)	—	$1.84	6/05/2014
	200,000	—	—	$1.22	3/31/2011

Raymond J. Balsys	60,000	—	—	$4.60	10/11/2012

Neil J. Katz	180,000	—	—	$4.60	10/11/2012

———————

(1)

The options vest with respect to 33,333 shares on March 31, 2011 and 33,334 shares on March 31, 2012.

Option Exercises and Stock Vested

The following table sets forth information regarding stock option exercises for each of our Named Executive Officers at March 31, 2010.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)
Frederick E. Purches	—	—
Frank A. Buttacavoli	120,000	$93,750(1)
Raymond J. Balsys	—	—
Neil J. Katz	—	—

———————

(1)

Based upon the difference between the closing market price on the date of exercise which was $2.00 per share and the exercise price of $1.21875 per share and does not take into account any taxes that may be payable in connection with the transaction.

EMPLOYMENT AGREEMENTS

Neil J. Katz

On July 26, 2007, we entered into an employment agreement with Mr. Katz, which provided for an annual base salary of $500,000 for the first 12 months, $550,000 for months 13 through 24 and $600,000 for months 25 through 36. Pursuant to the employment agreement, Mr. Katz was eligible to receive a bonus of up to 50% of his annual base salary on the Company’s achievement of certain financial measures and management objectives as determined by the Compensation Committee. Under the employment agreement, Mr. Katz was eligible to receive any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. In connection with his employment agreement, Mr. Katz was granted an option to purchase 180,000 shares of common stock of the Company under the Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) subject to stockholder approval of the 2007 Plan, which was approved at the annual meeting of stockholders for the fiscal year ending March 31, 2007.

On January 25, 2010, Mr. Katz resigned as Chairman and Chief Executive Officer of the Company. Mr. Katz continued his service as a director of the Company until May 4, 2010. On May 4, 2010, we entered into a Separation and Release Agreement with Mr. Katz (the "Separation Agreement"). See "Potential Payments Upon Termination or Change in Control" below for a description of the Separation Agreement.

Frederick E. Purches

On January 25, 2010, the Board of Directors unanimously elected Mr. Purches to the Board of Directors, and appointed him as the Chairman of the Board of Directors. Also, on January 25, 2010, the Board of Directors appointed Mr. Purches as Chief Executive Officer of the Company on an interim basis.

On April 1, 2010, we entered into an employment agreement with Mr. Purches. The employment agreement provides for a term of one year beginning on April 1, 2010 and ending on March 31, 2011. Pursuant to the employment agreement, Mr. Purches will receive an annual base salary of $300,000. Mr. Purches will not be entitled to participate in the Company's executive bonus plan, but the Board of Directors may in its discretion award a bonus to Mr. Purches. Mr. Purches will be eligible for and may participate in any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. We recognize that Mr. Purches resides in New York and will not be relocating his residence. Accordingly, the employment agreement provides that we will reimburse Mr. Purches for all reasonable and documented travel expenses and may consider renting an apartment or extended stay accommodations in Fort Lauderdale at our expense for Mr. Purches under certain circumstances. In connection with his employment agreement, Mr. Purches was granted an option to purchase 50,000 shares of common stock of the Company under the 2007 Plan.

Frank A. Buttacavoli

On June 1, 2005, we entered into an employment agreement with Mr. Buttacavoli, which provided for an annual base salary of $285,000 for the period of June 1, 2005 through March 31, 2006, and for an annual base salary of $325,000, $350,000 and $400,000 for the periods commencing April 1, 2006, 2007 and 2008, and ending on March 31, 2007, 2008 and 2009, respectively, which automatically renewed for an additional three-year period through March 31, 2012. Mr. Buttacavoli was eligible to receive a bonus of up to 50% of his annual base salary on the Company’s achievement of certain financial measures and management objectives as determined by the Compensation Committee. Also, Mr. Buttacavoli was eligible to receive any benefits and perquisites available to other executive officers. There were no options awarded with this agreement.

On June 5, 2009, we entered into a new employment agreement with Mr. Buttacavoli. The new employment agreement replaced the agreement dated June 1, 2005, which would have expired under its terms on March 31, 2012. The new employment agreement provides for an initial term of three years ending on March 31, 2012 and may be extended for two consecutive one year periods. Pursuant to the new employment agreement, Mr. Buttacavoli will continue to receive his then current annual base salary of $400,000. Mr. Buttacavoli will be eligible to receive an annual bonus of up to 50% of his annual base salary based on the Company's achievement of certain financial measures and management objectives as determined by the Compensation Committee. Also, Mr. Buttacavoli will be eligible for and may participate in any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. Under the terms of the new employment agreement, Mr. Buttacavoli is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants. In connection with the new employment agreement, Mr. Buttacavoli was granted an option to purchase 100,000 shares of common stock of the Company under the 2007 Plan.

On March 31, 2010, we entered into an amendment to Mr. Buttacavoli's employment agreement, which provides for an annual base salary of $360,000 from April 1, 2010 through March 31, 2011 and an annual base salary of $400,000 from April 1, 2011 through March 31, 2012.  Mr. Buttacavoli volunteered to reduce his annual base salary by 10% to assist the Company in its cost reduction initiatives. All other terms under Mr. Buttacavoli's employment agreement remain unchanged.

Raymond J. Balsys

On July 26, 2007, we entered into an employment agreement (the "2007 Agreement") with Mr. Balsys for 36 months, which provided for an annual base salary of $190,000 for the first 12-month period, and increases thereafter at the discretion of the Compensation Committee. Pursuant to the 2007 Agreement, Mr. Balsys was eligible to receive a bonus of up to 50% of his annual base salary on the Company’s achievement of certain financial measures and management objectives as determined by the Compensation Committee. Mr. Balsys was eligible to receive any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. Under the terms of the employment agreement, Mr. Balsys was subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants. In connection with his employment agreement, Mr. Balsys was granted an option to purchase 60,000 shares of common stock of the Company under the 2007 Plan subject to stockholder approval of the 2007 Plan, which was approved at the annual meeting of stockholders for the fiscal year ending March 31, 2007.

On April 1, 2010, the 2007 Agreement, which was scheduled to expire under its terms on July 25, 2010, was replaced and superseded by a new employment agreement (the "2010 Agreement"). The 2010 Agreement provides for a term beginning on April 1, 2010 and ending on July 31, 2011. Pursuant to the 2010 Agreement, Mr. Balsys will receive an annual base salary of $225,000. Mr. Balsys volunteered to reduce his annual base salary by 10% to assist the Company in its cost reduction initiatives. Mr. Balsys will be eligible to receive an annual bonus of up to 50% of his annual base salary based on the Company's achievement of certain financial measures and management objectives as determined by the Compensation Committee. Mr. Balsys will be eligible to receive any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. Under the terms of the 2010 Agreement, Mr. Balsys is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants. In connection with the new employment agreement, Mr. Balsys was granted an option to purchase 20,000 shares of common stock of the Company under the 2007 Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Neil J. Katz

On January 25, 2010, Mr. Katz resigned as Chairman and Chief Executive Officer of the Company. On May 4, 2010, we entered into a Separation Agreement with Mr. Katz. Pursuant to the terms of the Separation Agreement, (i) the parties acknowledged that Mr. Katz's employment terminated effective January 25, 2010 (the "Termination Date"), (ii) we agreed to make severance payments to Mr. Katz equivalent to Mr. Katz's base salary for a period of 12 months from the Termination Date; and (iii) we agreed to accelerate the vesting of Mr. Katz's unvested options as of the Termination Date. The severance payments and acceleration of options referenced above are consistent with the termination benefits set forth under the terms of Mr. Katz's employment agreement in the event of a termination of employment other than a resignation by Mr. Katz without "Good Reason" or a termination by us for "Cause" (as those terms are defined in his employment agreement). Additionally, Mr. Katz agreed to certain confidentiality, work product, non-solicitation, non-disparagement and cooperation obligations. These obligations include the obligation that Mr. Katz will not canvass, solicit or accept any business with respect to any fragrance from any person or entity which is an actual or prospective licensor of brands or fragrance product lines to the Company, including but not limited to the celebrity artists covered by our agreement with Artistic Brands Development LLC ("Artistic Brands").

The following table describes the compensation provided to Mr. Katz in connection with his resignation. Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

		Value of Accelerated Options
Named Executive Officer	Base Salary
Neil J. Katz	$600,000(1)	—(2)

———————

(1)

This amount will be paid pursuant to the Separation Agreement.

(2)

Based upon the difference between the closing market price on May 4, 2010, the date of the Separation Agreement, which was $2.01 per share and the exercise price of $4.6 per share, no value was realized on the acceleration of options to purchase 90,000 shares.

Frederick E. Purches

We may terminate Mr. Purches' employment agreement for any reason at any time, without any prior written notice to Mr. Purches. Mr. Purches shall not be entitled to any severance payment, salary continuation or other post-employment benefits of any kind, provided that upon termination Mr. Purches may retain any stock options granted during the term of his employment agreement for the remaining term of such options. If we terminate Mr. Purches' employment agreement prior to March 31, 2011, then we will engage Mr. Purches or his affiliate, Cosmix, Inc., to provide transition and consulting services as we reasonably request until March 31, 2011 for a fee of $25,000 per month. Upon expiration of his employment agreement or upon termination, other than for "Cause", we shall permit Mr. Purches to participate in the Company's benefit plans and will continue to pay the premiums covering Mr. Purches' participation in such benefit plans for up to 18 months from the termination date as consideration for Mr. Purches' availability for consulting services as we may reasonably request as long as such participation by Mr. Purches in the benefit plans and the payment by us of the continuation premiums shall be permitted under the terms of the benefit plans and any applicable law in effect during such period. For purposes of Mr. Purches' employment agreement, a termination will be deemed to have occurred for "Cause" under the employment agreement if Mr. Purches is terminated for: (i) willful misconduct; (ii) commission of a felony; (iii) repeated disregard of his duties under the employment agreement; or (iv) material breach of the terms of his employment agreement. Under the terms of the employment agreement, Mr. Purches is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants.

Mr. Purches did not have an employment agreement in place on March 31, 2010. As a result, if Mr. Purches' employment with the Company had been terminated on March 31, 2010 (the last business day of fiscal 2010), Mr. Purches would not have been eligible to receive any form of compensation or benefit.

The following table describes the estimated compensation upon termination of Mr. Purches' employment agreement, assuming Mr. Purches' employment agreement was in effect during fiscal 2010. The estimated compensation assumes the triggering event occurred on March 31, 2010 (the last business day of fiscal 2010). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Consulting Fees
Frederick E. Purches	$300,000(1)

———————

(1)

This amount would be paid to Mr. Purches or his affiliate, Cosmix, Inc., to provide transition and consulting services as we reasonably request until March 31, 2011 for a fee of $25,000 per month.

Frank A. Buttacavoli

Upon termination of Mr. Buttacavoli’s employment agreement for any reason other than resignation of Mr. Buttacavoli without “Good Reason,” as defined below, or termination by the Company for “Cause,” as defined below, the following will apply, with some exceptions:

(i)

Termination Payment. Mr. Buttacavoli, or his estate and heirs following his death, shall be entitled (A) to continue to receive his annual base salary in effect at the time of such termination for a period of 12 months following the date of such termination, (B) to be paid when otherwise payable as if employment was not terminated, any bonus earned by Mr. Buttacavoli through the date of termination pursuant to the terms of the bonus plan prorated to the date of termination, and (C) to have any unvested portion of his option fully vest as of the date of such termination.

(ii)

Termination Benefits. We will continue to provide Mr. Buttacavoli with the executive benefits and perquisites available to executive officers of the Company, including any group health, dental, disability, or other form of executive benefit plan or program of the Company existing from time to time on the same terms and conditions as is available to all other executives for a period of 12 months following the date of termination.

(iii)

Condition to Severance. In the event Mr. Buttacavoli breaches any of the covenants contained in his employment agreement, then (A) we will have no further obligation to make termination payments to Mr. Buttacavoli or to continue to provide the termination benefits described above, and (B) any unexercised option shall be forfeited and be cancelled.

Upon termination of Mr. Buttacavoli’s employment agreement by his resignation without “Good Reason,” as defined below, or by the Company for “Cause,” as defined below, Mr. Buttacavoli would not be eligible to receive any further compensation under his employment agreement other than what would be due through the effective date of Mr. Buttacavoli’s resignation or termination.

For purposes of Mr. Buttacavoli’s employment agreement “Good Reason” has the following meaning: a termination by the executive following a “Good Reason Event” provided (i) the executive provides notice to the Company of such Good Reason Event within 90 days of the initial existence of such Good Reason Event; (ii) the notice provides the Company with 30 days during which it may remedy the Good Reason Event; and (iii) the Company fails to remedy the Good Reason Event within such 30 day period. A “Good Reason Event” shall be deemed to occur upon (i) a material diminution in the executive’s authority, duties, or responsibilities or (ii) any action or inaction of the Company which constitutes a material breach of his employment agreement. Also, for purposes of Mr. Buttacavoli’s employment agreement, “Cause” for the termination of the executive’s employment shall be deemed to exist if, in the good faith judgment of the Company’s Board of Directors: (i) the employee commits fraud, theft or embezzlement; (ii) the employee commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) the employee breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) the employee breaches any of the material terms of his employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) the employee engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) the executive’s unreasonable failure or refusal to diligently perform the duties and responsibilities required to be performed by the executive under the terms of his employment agreement.

The following table describes the estimated compensation upon termination of Mr. Buttacavoli’s employment agreement for any reason other than resignation of Mr. Buttacavoli without “Good Reason,” as defined above, or termination by the Company for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2010 (the last business day of fiscal 2010). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Value of Accelerated Options
Named Executive Officer	Base Salary	Bonus
Frank A. Buttacavoli	$400,000(1)	$200,000(2)	$10,667(3)

———————

(1)

This amount would be paid when otherwise payable as if employment had not been terminated on March 31, 2010.

(2)

This amount assumes Mr. Buttacavoli earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)

Based upon the difference between the closing market price on March 31, 2010 which was $2.00 per share and the exercise price of $1.84 per share, $10,667 was realized on the acceleration of options to purchase 66,667 shares.

Raymond J. Balsys

Pursuant to the 2007 Agreement, which was superseded by the 2010 Agreement discussed below:

Upon termination of Mr. Balsys’ 2007 Agreement for any reason other than resignation of Mr. Balsys without “Good Reason,” as defined below, or termination by the Company for “Cause,” as defined below, the following would have applied, with some exceptions:

(i)

Termination Payment. Mr. Balsys, or his estate and heirs following his death, was entitled (A) to continue to receive his annual base salary in effect at the time of such termination for a period of 12 months following the date of such termination, (B) to be paid when otherwise payable as if employment was not terminated, any bonus earned by Mr. Balsys through the date of termination pursuant to the terms of the bonus plan prorated to the date of termination, and (C) to have any unvested portion of his option fully vest as of the date of such termination.

(ii)

Termination Benefits. We will continue to provide Mr. Balsys with the executive benefits and perquisites available to our executive officers, including any group health, dental, disability, or other form of executive benefit plan or program of the Company existing from time to time on the same terms and conditions as is available to all other executives for a period of 12 months following the date of termination.

(iii)

Condition to Severance. In the event Mr. Balsys breaches any of the covenants contained in his employment agreement, then (A) we will have no further obligation to make termination payments to Mr. Balsys or to continue to provide the termination benefits described above, and (B) any unexercised option shall be forfeited and be cancelled.

Upon termination of Mr. Balsys’ employment agreement by his resignation without “Good Reason,” as defined below, or by the Company for “Cause,” as defined below, Mr. Balsys would not be eligible to receive any further compensation under his employment agreement other than what would be due through the effective date of Mr. Balsys’ resignation or termination.

For purposes of Mr. Balsys’ employment agreement “Good Reason” has the following meaning: a termination by the executive following a “Good Reason Event” provided (i) the executive provides notice to the Company of such Good Reason Event within 90 days of the initial existence of such Good Reason Event; (ii) the notice provides the Company with 30 days during which it may remedy the Good Reason Event; and (iii) the Company fails to remedy the Good Reason Event within such 30 day period. A “Good Reason Event” shall be deemed to occur upon (i) a material diminution in the executive’s authority, duties, or responsibilities or (ii) any action or inaction of the Company which constitutes a material breach of his employment agreement. Also, for purposes of Mr. Balsys’ employment agreement, “Cause” for the termination of the executive’s employment shall be deemed to exist if, in the good faith judgment of the Company’s Board of Directors: (i) the employee commits fraud, theft or embezzlement; (ii) the employee commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) the employee breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) the employee breaches any of the material terms of his employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) the employee engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) the executive’s unreasonable failure or refusal to diligently perform the duties and responsibilities required to be performed by the executive under the terms of his employment agreement.

The following table describes the estimated compensation upon termination of Mr. Balsys’ employment agreement for any reason other than resignation of Mr. Balsys without “Good Reason,” as defined above, or termination by the Company for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2010 (the last business day of fiscal 2010). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

			Value of Accelerated Options
Named Executive Officer	Base Salary	Bonus
Raymond J. Balsys	$250,000(1)	$125,000(2)	—(3)

———————

(1)

This amount would be paid when otherwise payable as if employment had not been terminated on March 31, 2010.

(2)

This amount assumes Mr. Balsys earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)

Mr. Balsys did not have unvested options on March 31, 2010.

Pursuant to the 2010 Agreement:

Upon termination of Mr. Balsys' 2010 Agreement without "Cause," Mr. Balsys will be entitled to the following: (i) the lesser of (a) his annual base salary for a period of 180 days, or (b) his annual base salary through July 31, 2011; (ii) retention of vested stock options for the remaining term of such options; and (iii) retention of such benefits to the extent applicable under such benefit plans or as may be required by applicable law. For purposes of the 2010 Agreement, a termination will be deemed to have occurred for "Cause" under the employment agreement if, in the good faith judgment of the Board of Directors: (i) Mr. Balsys commits fraud, theft or embezzlement; (ii) Mr. Balsys commits an act of dishonesty affecting the Company or a felony or a crime involving moral turpitude; (iii) Mr. Balsys breaches any non-competition, confidentiality or non-solicitation agreement with the Company; (iv) Mr. Balsys breaches any of the material terms of this employment agreement and fails to cure such breach within 30 days after the receipt of written notice of such breach from the Company; (v) Mr. Balsys engages in gross negligence or willful misconduct that causes unreasonable harm to the business and operations of the Company; or (vi) Mr. Balsys unreasonably fails or refuses to diligently perform the duties and responsibilities required to be performed by him under the terms of the employment agreement. Under the terms of the employment agreement, Mr. Balsys is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants.

If the 2010 Agreement is terminated by us with "Cause," or by Mr. Balsys for any reason, or by its expiration on July 31, 2011, Mr. Balsys will not be entitled to any severance payment, salary continuation or other post-employment benefits of any kind, except as may be and to the extent required by applicable law.

The following table describes the estimated compensation upon termination of Mr. Balsys’ 2010 Agreement, assuming Mr. Balsys’ 2010 Agreement was in effect during fiscal 2010, for any reason other than termination by us for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2010 (the last business day of fiscal 2010). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary
Raymond J. Balsys	$112,500(1)

———————

(1)

Represents Mr. Balsys’ salary for a period of 180 days.

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $42,000 in cash and an annual grant of stock options to purchase 15,000 shares of Common Stock as compensation for their service to the Board of Directors. Non-employee directors serving on the Audit Committee receive an additional $8,000 in cash annually, with the Chairman receiving an additional $10,000 in cash. Non-employee directors serving on the Compensation, Nominating, and Independent Committee receive an additional $3,000 annually in cash for each Committee served on, with the Chairman of each of these committees receiving an additional $3,000 in cash annually. Director compensation remained the same for fiscal 2009 and 2010.

The following table sets forth certain information regarding the compensation of our non-employee directors for the fiscal year ended March 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Anthony D’Agostino	$71,000	$19,754	$90,754
Esther Egozi Choukroun	$59,000	$19,754	$78,754
Glenn Gopman	$62,000	$19,754	$81,754
Robert Mitzman	$59,000	$19,754	$78,754

———————

(1)

All option awards were granted on October 12, 2009, at an exercise price of $2.18, the closing price of the Company’s common stock on that date.

(2)

As of March 31, 2010, each of our current non-employee directors owned the following number of options: Anthony D’Agostino – 45,000; Esther Egozi Choukroun – 30,000; Glenn Gopman – 79,000; and Robert Mitzman – 45,000.

(3)

The amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  Assumptions made for the purpose of computing this amount are discussed in our 2010 Form 10-K in Note 10 to the Consolidated Financial Statements. Each director was awarded options to purchase 15,000 shares during fiscal 2010.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 29, 2010 certain information with respect to the number of shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our Named Executive Officers, (iii) all of our current directors and executive officers as a group and (iv) based on information available to us and a review of statements filed with the SEC pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the “Exchange Act”), each person or entity that beneficially owns (directly or together with affiliates) more than 5% of the Common Stock. We believe that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

	Common Stock Beneficially Owned (1)	Percentage Ownership (1)
Directors and Named Executive Officers:
Frederick E. Purches (2)	92,000	*
Frank A. Buttacavoli (3)	903,333	4.4%
Raymond J. Balsys (4)	82,500	*
Anthony D’Agostino (5)	50,000	*
Esther Egozi Choukroun (6)	45,000	*
Glenn Gopman (7)	140,000	*
Robert Mitzman (8)	45,600	*
Neil J. Katz (9)	196,000
All Current Directors and Executive Officers as a Group (7 Persons)(10)	1,358,433	6.5%
Other Principal Stockholders, based on the most recent filings available to the Company:
Garcia Group (11)	3,363,027	16.4%
Glenn H. Nussdorf (12)	2,050,013	10.0%
Dimensional Fund Advisors, Inc. (13)	1,580,603	7.7%

———————

*

Under one percent (1%).

(1)

Calculated pursuant to Rule 13d-3 of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of July 29, 2010, we had 20,489,812 shares of Common Stock outstanding.

(2)

Includes immediately exercisable options to purchase 25,000 shares of Common Stock under his employment agreement dated April 1, 2010. The address of Mr. Purches is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(3)

Includes (a) immediately exercisable options to purchase 33,333 shares of Common Stock under his employment agreement, dated as of June 5, 2009, and (b) immediately exercisable warrants to purchase 200,000 shares of Common Stock granted on June 8, 2001. The address of Mr. Buttacavoli is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(4)

Includes (a) immediately exercisable options to purchase 60,000 shares of Common Stock under his employment agreement, dated July 26, 2007, and (b) immediately exercisable options to purchase 10,000 shares of Common Stock under his employment agreement, dated April 1, 2010. The address of Mr. Balsys is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(5)

Includes immediately exercisable options to purchase 45,000 shares of Common Stock. The address of Mr. D’Agostino is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(6)

Includes immediately exercisable options to purchase 30,000 shares of Common Stock. The address of Ms. Egozi Choukroun is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(7)

Includes immediately exercisable options and warrants to purchase 45,000 and 34,000 shares of Common Stock, respectively. The address of Mr. Gopman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(8)

Includes (a) immediately exercisable options to purchase 45,000 shares of Common Stock, and (b) 600 shares of Common Stock owned by Mr. Mitzman’s son. Mr. Mitzman disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest in such shares.  The address of Mr. Mitzman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(9)

Mr. Katz resigned as Chairman and Chief Executive Officer of the Company on January 25, 2010. The amount is based on Section 16 filings with the SEC as of July 29, 2010 and includes immediately exercisable options to purchase 180,000 shares of Common Stock under his employment agreement, dated as of July 26, 2007. The address of Mr. Katz is 6000 Island Blvd., #806, Avenutra, FL  33160.

(10)

Includes our current executive officers and directors.  Includes immediately exercisable options and warrants to purchase 293,333 and 234,000 shares of Common Stock, respectively.

(11)

Based on a Schedule 13G filed with the SEC on June 22, 2010 by that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC (the "Garcia Group").  Includes (i) 2,718,728 shares owned by JM-CO Capital Fund, LLC, of which Jacqueline Marie Garcia acts as Manager, (ii) 86,799 shares owned by Jacavi Investments, LLC, of which Jacqueline Marie Garcia is the Manager, (iii) 190,000 shares owned by Aqua Capital Fund, LLC, of which Jacavi Investments, LLC is the Manager, (iv) immediately exercisable warrants to purchase 122,500 shares of Common Stock held by the Carolina Marie Garcia 2006 Family Trust, (v) immediately exercisable warrants to purchase 122,500 shares of Common Stock held by the Jacqueline Marie Garcia 2006 Family Trust, and (vi) immediately exercisable warrants to purchase 122,500 shares of Common Stock held by the Irrevocable Trust for Victor Garcia.  The Garcia Group expressly disclaims (i) the existence of any group and (ii) beneficial ownership with respect to any shares other than the shares owned of record by such reporting person.. The address of this reporting person is 200 S. Biscayne Blvd., Suite 1000, Miami, FL 33131.

(12)

Based on a Form 4 filed with the SEC on December 12, 2007. The address of this reporting person is 2060 Ninth Avenue, Ronkonkoma, NY 11719.

(13)

Based on a Schedule 13G/A filed with the SEC on February 8, 2010. The address of this reporting person is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas  78746.

The information required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Transactions with related parties, including, but not limited to, members of the Board of Directors, are closely monitored by management and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. In the event a transaction with a member of the Board of Directors is contemplated, the director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors.

Perfumania Holdings, Inc.

The majority shareholders of Perfumania Holdings, Inc., the parent company of Perfumania, Inc. ("Perfumania"), held an approximate 10.1% ownership interest in the Company at March 31, 2010, and accordingly, transactions with Perfumania are related party transactions.

	Year Ended March 31,
	2010	2009	2008
Sales to Perfumania:
Continuing operations	$37,562,000	$41,470,000	$51,148,000

During the fiscal years ended March 31, 2010, 2009 and 2008, we had sales from continuing operations of approximately $37,562,000, $41,470,000 and $51,148,000, respectively, to Perfumania, which represented 25%, 27% and 33%, respectively, of our sales from continuing operations for the periods. We had no sales to Perfumania from discontinued operations over these same periods. Perfumania is one of our largest customers and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 370 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

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

Net trade accounts receivable owed by Perfumania to us amounted to $10,495,452 and $12,423,306 at March 31, 2010 and 2009, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors.

We continue to evaluate our credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2010, and 2009. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on us.

Quality King Distributors, Inc.

The majority shareholders of Perfumania Holdings, Inc., are also the majority owners of Quality King Distributors, Inc. (“Quality King”). Accordingly, transactions with Quality King are related party transactions.

	Year Ended March 31,
	2010	2009	2008
Sales to Quality King:
Continuing operations	$9,096,000	$—	$—

During the fiscal year ended March 31, 2010, we had sales from continuing operations of approximately $9,096,000 to Quality King, which represented 6% of our sales from continuing operations for the periods. During the fiscal years ended March 31, 2009 and 2008, we had no sales to Quality King. We had no sales to Quality King from discontinued operations over these same periods. Similar to Perfumania, Quality King’s transactions are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Pricing and terms with

Quality King reflect (a) the volume of Quality King’s purchases, (b) a policy of no returns from Quality King, (c) minimal spending for advertising and promotion, and (d) minimal distribution costs to fulfill Quality King orders shipped directly to their distribution center.

Our invoice terms to Quality King are stated as net ninety (90) days. We evaluate the credit risk involved, which is determined based on a credit review of Quality King’s results and credit references. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Quality King was $0 at March 31, 2010 and 2009, respectively. Trade accounts receivable from Quality King are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors.

Jacavi Beauty Supply, LLC

In addition to sales to Perfumania and Quality King, we sold a number of our products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2010, and is one of the principals of Artistic Brands. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reports having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. Transactions with Jacavi are related party transactions.

	Year Ended March 31,
	2010	2009	2008
Sales to Jacavi:
Continuing operations	$2,957,000	$—	$—

During the fiscal year ended March 31, 2010, we had net sales of $2,957,000 to Jacavi. As of March 31, 2010, net trade account receivables from Jacavi totaled $377,000, which were subsequently received on April 19, 2010. Trade accounts receivable from Jacavi are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors. The invoice terms and credit risks for Jacavi are similar to Perfumania. During fiscal years ended March 31, 2009 and 2008, we had no sales to Jacavi.

Board of Director Independence

The Board of Directors has determined that four directors, Ms. Egozi Choukroun and Messrs.  D’Agostino, Gopman and Mitzman are independent, as defined in the rules of the Nasdaq Stock Market (“Nasdaq”).

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by MarcumRachlin for fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended March 31,
	2010	2009
Audit Fees (a)	$573,020	$601,363
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (b)	20,222	15,435

———————

(a)

“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports.

(b)

“All Other Fees” consist of fees billed for professional services rendered in connection with MarcumRachlin’s audit of our Employee Benefit Plan.

The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining MarcumRachlin’s independence. The Audit Committee pre-approves the engagement of the audit of our 401(k) Plan and MarcumRachlin for all significant professional services. The Audit Committee has delegated the pre-approval authority to the Chairman of the Audit Committee, who evaluates and approves the particular engagement prior to the commencement of services. All services and fees were approved by the Audit Committee.

Changes in Company’s Certifying Accountant

Effective June 1, 2009, Rachlin LLP, the Company’s independent registered public accounting firm since September 2007., merged with Marcum LLP and began practicing in Florida as MarcumRachlin, a division of Marcum LLP (“MarcumRachlin”). In addition, effective June 1, 2009, Marcum LLP changed its name from Marcum & Kliegman LLP to Marcum LLP. As a result of the merger, Rachlin LLP effectively resigned as the Company’s independent registered public accounting firm on June 1, 2009. The Audit Committee of the Board of Directors of the Company was advised of the merger and approved the engagement of MarcumRachlin, as the Company’s independent registered public accounting firm, effective June 1, 2009.

Rachlin LLP audited the Company’s consolidated financial statements for the fiscal years ended March 31, 2008 and March 31, 2009. The reports of Rachlin LLP on the consolidated financial statements of the Company for the fiscal years ended March 31, 2008 and March 31, 2009 did not contain an adverse opinion nor a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with Rachlin LLP’s audits of the Company’s financial statements for the fiscal years ended March 31, 2008 and March 31, 2009, and through the interim period ended June 1, 2009, the Company has had no disagreement with Rachlin LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Rachlin LLP, would have caused Rachlin LLP to make a reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for the fiscal years ended March 31, 2008 and March 31, 2009.

Prior to engaging MarcumRachlin, neither the Company nor anyone acting on the Company’s behalf consulted MarcumRachlin regarding either (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to such item) or a reportable event (as described in Item 304 (a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Financial Statements - See Index to Financial Statements beginning on page F-1 of the Annual Report on Form 10-K filed by the Company on June 29, 2010.

(2)

Financial Statement Schedules - See Index to Financial Statements beginning on Page F-1 of the Annual Report on Form 10-K filed by the Company on June 29, 2010.

(3)

Exhibits – See Exhibit Index included elsewhere in this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2010

PARLUX FRAGRANCES, INC.

/s/ FREDERICK E. PURCHES
Frederick E. Purches, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ RAYMOND J. BALSYS	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 29, 2010
Raymond J. Balsys

/s/ GLENN GOPMAN	Director	July 29, 2010
Glenn Gopman

/s/ ESTHER EGOZI CHOUKROUN	Director	July 29, 2010
Esther Egozi Choukroun

/s/ ANTHONY D'AGOSTINO	Director	July 29, 2010
Anthony D'Agostino

/s/ ROBERT MITZMAN	Director	July 29, 2010
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

10.84

Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). **

10.85

Sublicense Agreement, dated April 7, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Rihanna. License Agreement, dated April 3, 2009, by and between Combermere Entertainment Properties, LLC and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). **

10.86

Sublicense Agreement, dated April 7, 2009, dated April 4, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Kanye West. License Agreement, dated April 3, 2009, by and between Mascotte Holdings, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). **

10.87

Letter Agreement, dated April 3, 2009, by and among Parlux Fragrances, Inc., Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) and Rene Garcia (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

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

10.92

Consulting Agreement, with Cambridge Development Corp., dated as of April 1, 2010.*

10.93

Credit Agreement, dated as of June 25, 2010, among Parlux Ltd., as borrower, Parlux Fragrances, Inc., as guarantor, the lenders party thereto, and General Electric Capital Corporation, as administrative agent and collateral agent.*, **

10.94

Guaranty and Security Agreement, dated as of June 25, 2010, among Parlux Ltd., and each grantor from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent.*

21.1

Subsidiaries of the Company.*

23.1

Consent of MarcumRachlin, a division of Marcum LLP, an independent registered public accounting firm.*

31.1

Certification of Chief Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.***

31.2

Certification of Chief Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.***

32.1

Certification of Chief Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.****

32.2

Certification of Chief Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.****

———————

*

Previously filed with the Company's Annual Report on Form 10-K, filed on June 29, 2010.

**

Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the SEC.

***

Filed herewith.

****

Previously furnished with the Company's Annual Report on Form 10-K filed on June 29, 2010.

+

Management contracts or compensatory plans, contracts or arrangements.