Form 10-Q
period 2010-06-30
PARLUX FRAGRANCES INC
filed 2010-07-29
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2010

or

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock, $0.01 par value per share	20,489,812 shares

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 14 to 31.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Parlux Fragrances, Inc. is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige group (distributed primarily through department and specialty stores) and a mass market group (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige group. We hold licenses to manufacture and distribute the designer fragrance brands of Paris Hilton, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, babyGund, Vince Camuto, and Fred Hayman Beverly Hills.

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the Risk Factors included in our Annual Report on Form 10-K for the year ended March 31, 2010. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

GE Capital Corporate Finance Credit Facility

On June 25, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Eurodollar reserve requirement (the "Eurodollar Rate"), in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate.  The term of the revolving loan facility under the Loan Agreement is two years.

The Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement.  In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively.  We have provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement.  See “Liquidity and Capital Resources” and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

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

The Garcia Group

On June 14, 2010, certain persons related to Rene Garcia (the “Garcia Group”) acquired 2,718,728 shares of our common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G on June 23, 2010. The Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group (see Notes E and G in the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2010, a discussion of our most critical accounting policies, which are those that are most important to reflect our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

Recent Accounting Updates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on our consolidated financial statements. We do not expect the adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements to have a material impact on our consolidated financial statements.

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

Certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season. Store closings, inventory control initiatives, and the current global economic conditions may continue to adversely affect our sales in the short-term. In response to the above conditions, we implemented a number of cost reduction initiatives, beginning in fiscal year 2009 and continuing in fiscal years 2010 and 2011, including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels.

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

In light of the downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of June 30, 2010.

Our license with GUESS? expired on December 31, 2009, and was not renewed. For fiscal year 2011, we expect to partially offset the reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Paris Hilton fragrances, Fairy Dust and Siren, Jessica Simpson fragrances, Fancy and Fancy Love, Queen Latifah fragrance, Queen, Josie Natori fragrance, Natori, Marc Ecko fragrance, Ecko, as well as sales from Nicole Miller fragrance, Nicole Miller (launched in April 2010) and anticipated new fragrances under the Paris Hilton, Jessica Simpson, and Queen Latifah fragrance licenses in fiscal year 2011. We also anticipate launching a new fragrance under our recently signed Rihanna sublicense in fiscal year 2011.

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

Results of Operations

During the quarter ended June 30, 2010, we experienced a 2% increase in sales as compared to the quarter ended June 30, 2009. The increase was primarily due to improved sales to related parties; however, overall sales in the quarter continued to be negatively impacted by the global economic climate. Our total sales were better than anticipated, despite the inclusion of $11.8 million of GUESS? brand sales in the same prior year period.  Although, we anticipate net sales in the next two quarters to be negatively impacted in comparison to the same prior year periods, due to the termination of our GUESS? license, we anticipate growth in our new and existing brands for fiscal year 2011.  Additionally, our product sales mix, primarily due to increased related parties sales, resulted in improved margins; and reduced spending resulted in net income of $0.2 million for the quarter ended June 30, 2010, as compared to a net loss of $(2.5) million for the same prior year period.

Our license with GUESS? expired on December 31, 2009, and was not renewed. As of June 30, 2010, our inventories of GUESS? products totaled $0.7 million ($1.0 million at March 31, 2010). At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. At June 30, 2010, GUESS? and/or its new fragrance licensee was in the process of purchasing the remaining inventory balance. We do not anticipate further write-downs of the remaining GUESS? inventory.

During the three-months ended June 30, 2010, we transferred $0.8 million of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its net carrying value at March 31, 2010. This transfer of inventory, along with the cost of sales, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2010.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the quarters ended June 30, 2010, and 2009, include $1.1 million and $0.7 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold).  A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three-month period ended June 30, 2010 with the three-month period ended June 30, 2009.

Net Sales

	For the Three Months Ended June 30,
	2010	2009	% Change*
(in millions)
Domestic sales	$5.7	$8.4	(32)%
International sales	8.6	10.2	(16)%
Unrelated customer sales	14.3	18.6	(23)%
Related sales	9.0	5.0	80%
Sales – expired license	0.8	—	100%
Total net sales	$24.1	$23.6	2%

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2010, net sales increased 2% to $24.1 million, as compared to $23.6 million for the same prior year period. The increase was primarily due to an increase in gross sales of our Paris Hilton and Jessica Simpson fragrances, resulting in gross sales of $17.5 million and $4.7 million, respectively, as compared to $9.3 million and $2.9 million, respectively, in the same prior year period.  During the first quarter of fiscal year 2011, we launched three new fragrances, primarily in our domestic markets, as compared to two in the same prior year period.   In April 2010, we launched our new Nicole Miller fragrance, Nicole Miller, in our specialty market, resulting in an increase in gross sales of $0.3 million, and in June 2010, we launched our Paris Hilton fragrance, Tease, and our Jessica Simpson fragrance, Fancy Nights, resulting in gross sales of $1.3 million and $1.2 million, respectively.

Net sales to unrelated customers, which represent 59% of our total net sales for the three-months ended June 30, 2010, decreased 23% to $14.3 million, as compared to $18.6 million for the same prior year period. This was primarily due to a decrease in sales in our domestic market. Net sales to the U.S. department store sector decreased 32% to $5.7 million for the three-months ended June 30, 2010, as compared to $8.4 million for the same prior year period, while net sales to international distributors decreased 16% to $8.6 million, as compared to $10.2 million for the same prior year period. The decrease in domestic and international net sales was primarily due to the continuing global economic conditions and the expiration of the GUESS? license.

Sales to related parties increased 80% to $9.0 million for the three-months ended June 30, 2010, as compared to $5.0 million for the same prior year period. The increase is primarily due to an increase in gross sales of our Paris Hilton brands fragrances to Perfumania, resulting in gross sales of $7.3 million, as compared to $1.8 million in the same prior year period. During the same prior year period, we had related parties gross sales of $2.9 million from GUESS? brand fragrances.

Cost of Goods Sold

	For the Three Months Ended June 30,
			% Change*
	2010	2009
(in millions)
Unrelated customers	$5.8	$8.3	(30)%
As a % of unrelated customers net sales	40%	44%
Related parties	3.8	2.4	60%
As a % of related parties net sales	43%	48%
Cost of sales – expired license	0.8	—	100%
As a % of expired license net sales	100%	0%
Total cost of goods sold	$10.4	$10.7	(2)%
As a % of net sales	43%	45%

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2010, our overall cost of goods sold decreased as a percentage of net sales to 43%, as compared to 45% for the same prior year period. The decrease was primarily due to the expiration of the GUESS? license, as we offered additional incentives during the same prior year period in order to reduce our GUESS? brand inventory. Cost of goods sold as a percentage of net sales to unrelated customers and related parties approximated 40% and 43%, respectively, for the three-months ended June 30, 2010, as compared to 44% and 48%, respectively, for the same prior year period. Our sales to U.S. department store customers generally have a higher margin than sales of these products to international distributors, which generally reflect a lower margin. As is common in the industry, we offer international customers higher discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise.

Total Operating Expenses

	For the Three Months Ended June 30,
			% Change*
	2010	2009
(in millions)
Advertising and promotional	$5.3	$8.0	(34)%
As a % of net sales	22%	34%
Selling and distribution	3.2	3.4	(7)%
As a % of net sales	13%	14%
Royalties	2.1	2.7	(23)%
As a % of net sales	9%	11%
General and administrative	2.1	2.1	1%
As a % of net sales	9%	9%
Depreciation and amortization	0.6	0.7	(4)%
As a % of net sales	3%	3%
Total operating expenses	$13.3	$16.9	(21)%
As a % of net sales	55%	71%

———————

*

% change is based on unrounded numbers

During the three-months ended June 30, 2010, total operating expenses decreased 21% to $13.3 million from $16.9 million, decreasing as a percentage of net sales to 55% from 71% in the same prior year period. However, certain individual components of our operating expenses experienced more significant changes, as discussed below.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 34% to $5.3 million for the three-months ended June 30, 2010, as compared to $8.0 million in the same prior year period, decreasing as a percentage of net sales to 22% from 34%. The decrease is primarily due to targeted reductions in advertising and promotional costs and in-store representatives, partially offset by an increase in demonstration costs both in U.S department stores and internationally. During the prior year period, we incurred higher advertising and promotional expense in order to position ourselves for the launches of Jessica Simpson Fancy Love, and Paris Hilton Siren, fragrances.

Selling and Distribution Costs

Selling and distribution costs decreased 7% to $3.2 million for the three-months ended June 30, 2010, as compared to $3.4 million in the same prior year period, decreasing as a percentage of sales to 13% from 14%. The decrease was primarily due to a decrease in sales personnel, and the related benefits and insurance expenses in our domestic market, partially offset by higher warehouse operational costs of $1.1 million, as compared to $0.7 million in the same prior year period.

Royalties

Royalties decreased 23% to $2.1 million for the three-months ended June 30, 2010, as compared to $2.7 million in the same prior year period, decreasing as a percentage of net sales to 9% from 11%. The decrease is the result of contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton, sunglasses and handbags, for which minimum sales levels were not achieved.   In addition, during the fourth quarter of fiscal year 2010, we accrued and expensed the remaining royalty obligations for Paris Hilton cosmetics license, which is due to expire on January 15, 2011.  The assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continues to absorb a portion of the minimum royalty.   We generated sublicense revenue of $0.1 million in the three-months ended June 30, 2010, and 2009, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

General and administrative expenses increased 1% to $2.1 million for the three-months ended June 30, 2010, as compared to $2.1 million in the same prior year period, remaining constant as a percentage of sales at 9%. The increase is primarily due to certain loan fees incurred and expensed in securing a revolving loan facility.

Depreciation and Amortization

Depreciation and amortization decreased 4% to $0.6 million for the three-months ended June 30, 2010, as compared to $0.7 million in the same prior year period, remaining constant as a percentage of net sales at 3%. The decrease relates to lower amortization expense of molds and tooling, as compared to the same prior year period.  On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating Income (Loss)

	For the Three Months Ended June 30,
			% Change*
	2010	2009
(in millions)
Operating income (loss)	$0.4	$(3.9)	109%
As a % of net sales	2%	17%
Net interest expense	—	(0.1)	N/A
As a % of net sales	0%	0%
Foreign exchange gain (loss)	—	—	N/A
As a % of net sales	0%	0%
Income (loss) before income taxes	$0.4	$(4.0)	109%
As a % of net sales	17%	17%

———————

*

% change is based on unrounded numbers

As a result of the above factors, we generated operating income of $0.4 million for the three-months ended June 30, 2010, as compared to incurring an operating loss of $(3.9) million in the same prior year period.

Net Interest Income/Expense

Net interest expense was $0 for the three-months ended June 30, 2010, as compared to $0.1 million in the same prior year period, as we did not utilize our revolving loan facility during the three-months ended June 30, 2010.  During the three-months ended June 30, 2009, we utilized our prior line of credit with Regions Bank, which was terminated on February 16, 2010.

Income (Loss) Before Income Taxes, Taxes, and Net Income (Loss)

	For the Three Months Ended June 30,
			% Change*
	2010	2009
(in millions)
Income (loss) before income taxes	$0.4	$(4.0)	109%
As a % of net sales	2%	17%
Income tax provision (benefit)	0.2	(1.5)	(109)%
As a % of net sales	1%	6%
Net income (loss)	$0.2	$(2.5)	109%
As a % of net sales	1%	10%

———————

*

% change is based on unrounded numbers

Our income before income taxes for the three-months ended June 30, 2010, was $0.4 million, as compared to a loss before income taxes of $(4.0) million in the same prior year period.  Our tax provision/benefit reflects an estimated effective rate of 38% for the current and prior year.  Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material.

As a result, we generated a net income of $0.2 million for the three-months ended June 30, 2010, as compared to incurring a net loss of $(2.5) million in the same prior year period.

Liquidity and Capital Resources

Working capital was $89.4 million at June 30, 2010, as compared to $88.8 million at March 31, 2010, primarily due to the result of net income earned for the three-months ended June 30, 2010.

Cash Flows

Cash and cash equivalents decreased by $2.7 million and $4.0 million during the three-months ended June 30, 2010, and 2009, respectively, as we began to order components for our upcoming holiday production cycle.

Cash Flows from Operating Activities

During the three-months ended June 30, 2010, net cash used in operating activities was $2.3 million, as compared to $8.9 million, during the same prior year period. The current year activity reflects a decrease in trade receivables and an increase in inventory and prepaid promotional expense in preparation of our new product launches. The prior year activity reflects an increase in inventory and prepaid promotional expense, a decrease in trade receivables from both unrelated and related parties and an increase in accounts payable.

Cash Flows from Investing Activities

During the three-months ended June 30, 2010, net cash used in investing activities was $0.5 million, as compared to $1.5 million during the same prior year period. The current and prior year activities reflect the purchase of certain molds and tooling relating to the launches of our new brand fragrances.

Cash Flows from Financing Activities

During the three-months ended June 30, 2010, net cash provided by financing activities was $0.1 million, as compared to $6.4 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the sale of common stock, by a major stockholder, remitted to the Company as a recovery of short-swing profits recognized from the purchase and sale of our common stock, and proceeds from the issuance of common stock resulting from the exercise of stock options, while the prior year activity reflects a $6.7 million drawdown under our previous line of credit with Regions Bank, offset by $0.3 million repayments of our capital leases.

Our Ratios and Other Matters

As of June 30, 2010, and 2009, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2010	2009

Trade receivables - Unrelated (1) (3)	37	73
Trade receivables - Related parties (2)	92	190

Inventories(3)	419	662

———————

(1)

Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.2 million and $4.1 million in 2010 and 2009, respectively.

(2)

Based upon the seasonal nature of our sales to Perfumania, the calculation of number of days sales in trade receivables is based on the actual agings as of June 30, 2010, and 2009, respectively.

(3)

The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of June 30, 2010.

During the three-months ended June 30, 2010, the decrease in the number of days sales in trade receivables for unrelated customers was primarily attributable to certain of our larger international distributors paying upon delivery. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania continues to exceed those of unrelated customers, due mainly to their seasonal cash flow (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania).

We had net sales of $9.0 million and $5.0 million during the three-months ended June 30, 2010, and 2009, respectively, to Perfumania.  Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter. Net trade accounts receivable owed by Perfumania to the Company totaled $10.5 million as of June 30, 2010 and March 31, 2010. No allowance for credit loss has been recorded as of June 30, 2010.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to our receivable from Perfumania, we had net trade receivables of $0 and $0.4 million at June 30, 2010, and March 31, 2010, respectively, from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2010, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion. Sales to Jacavi are recorded as related party sales.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure timely production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

During the current year, the number of days sales in inventory decreased to 419 days from 662 days, mainly the result of the increase in net sales of our new brand products and the sales and write-down of slow moving inventories during the third and fourth quarter of fiscal year 2010. Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. At the end of the prior year, our inventory balances decreased due to the launches of our new brand products in fiscal year 2010 and our focus on the sales of our GUESS? brand products based upon notification that our fragrance license with GUESS? would not be renewed upon the expiration of our license agreement. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. At June 30, 2010, GUESS? and /or its new fragrance licensee is in the process of purchasing the remaining GUESS? brand inventory balance. We believe that the carrying value of our inventory at June 30, 2010, based on current conditions, is stated at the lower of cost or market. We believe, based upon projected sales, that all inventory will be utilized within the next twelve months.

Share Repurchases

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our former lender. There is no expiration date specified for this program.  As of June 30, 2010, we had repurchased, under all phases of our common stock buy-back program (including those phases before 2008), a total of 11,718,977 shares at a cost of $40.4 million. We did not repurchase any shares of our common stock during the quarter ended June 30, 2010, nor during the year ended March 31, 2010.  Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

On June 25, 2010, we entered into a Loan Agreement with GE Capital. The Loan Agreement provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate. The term of the revolving loan facility under the Loan Agreement is two years.  At June 30, 2010, no amount was outstanding on the revolving loan facility.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires us to maintain a minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving loan facility.  At any point if we fall below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the Loan Agreement. As of June 30, 2010, we met the minimum liquidity requirements under the Loan Agreement.

The Loan Agreement defines consolidated EBITDA, a non-GAAP financial measure, as (a) our consolidated net income plus (b) the sum of, any provision for federal income taxes or other taxes measured by net income, consolidated interest expense, amortization of debt discount and commissions and other fees and charges associated with indebtedness, losses from extraordinary items, depreciation, depletion and amortization expense, aggregate net loss on the sale of property outside the ordinary course of business and other non-cash expenditures, charge or loss for such period (other than any non-cash expenditures, charge or loss relating to write-offs, write-downs or reserves with respect to accounts receivable, inventory and sales returns), including the amount of compensation deduction as the result of any grant of stock or stock equivalents to employees, officers, directors or consultants and minus (c) the sum of, credit for federal income taxes or other taxes measured by net income, interest income, gain from extraordinary items and other non-recurring gain, but without giving effect to any gain resulting from any reappraisal or write-up of assets, aggregate net gain from the sale of property out of the ordinary course of business, other non-cash gain, including any reversal of a decrease in the value of stock or stock equivalent, and other cash payment in respect of expenditures, charges and losses that have been added to consolidated EBITDA.  The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense.

The Loan Agreement is secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of June 30, 2010, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $4.2 million.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2011. In addition, the revolving loan facility will provide us an opportunity to improve liquidity and profitability. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

Item 3.

Quantitative and Qualitative Disclosures About Market Risks

During the quarter ended June 30, 2010, there were no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2010.

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

Changes in internal control

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f)  and 15d-15(f) under the Exchange Act) during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

Risk Factors

There were no material changes during the quarter ended June 30, 2010, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 5.

Other Information

On April 1, 2010, we entered into a Consulting Agreement with Cambridge Development Corp. (the "Consultant") and Albert F. Vercillo, President of the Consultant (the "Consultant Agreement").  Pursuant to the Consultant Agreement, we engaged Consultant as our business and financial consultant, subject at all times to the control and direction of the Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Board of Directors of the Company.  The Consulting Agreement is for a term of one year commencing as of April 1, 2010 and ending March 31, 2011, and automatically extending for one year periods unless we or Consultant provides written notice of the termination of the Consulting Agreement to the other at least three months before the expiration of the term.  Pursuant to the Consulting Agreement, we will pay Consultant $125,000 annually for services rendered.  In addition, we will provide Mr. Vercillo, at no cost to Consultant or Mr. Vercillo, with group health, dental, disability, and life insurance benefit plans of the Company, as such plans may exist from time to time.  Pursuant to the Consulting Agreement, the Consultant may receive a termination payment in certain circumstances, as set forth in the Consulting Agreement.  In connection with the Consulting Agreement, on April 1, 2010, we granted Mr. Vercillo an option to purchase 15,000 shares of common stock.

The foregoing summary of the Consulting Agreement is qualified in its entirety by reference to such agreement. The Consulting Agreement is filed as Exhibit 10.92 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which is incorporated by reference herein.

Item 6.

Exhibits

Exhibits:

Exhibit #	Description

10.1

Executive Employment Agreement, dated as of April 1, 2010, between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on April 5, 2010).+

10.2

Executive Employment Agreement, dated as of April 1, 2010, between Parlux Fragrances, Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 5, 2010).+

10.3	Separation and Release Agreement, dated May 4, 2010, between Parlux Fragrances, Inc. and Neil J. Katz.*+

10.4

Consulting Agreement, with Cambridge Development Corp., dated as of April 1, 2010 (incorporated by reference to Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

10.5

Credit Agreement, dated as of June 25, 2010, among Parlux Ltd., as borrower, Parlux Fragrances, Inc., as guarantor, the lenders party thereto, and General Electric Capital Corporation, as administrative agent and collateral agent. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (incorporated by reference to Exhibit 10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010). ***

10.6

Guaranty and Security Agreement, dated as of June 25, 2010, among Parlux Ltd., and each grantor from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.94 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.**

———————

*

Filed herewith

**

Furnished herewith

***

Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the SEC.

+

Management contracts or compensatory plans, contracts or arrangements

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,916	$17,579
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,249 and $4,144, respectively	3,128	3,372
Trade receivables from related parties	10,500	10,873
Income tax receivable	7,161	7,161
Inventories	45,002	41,846
Prepaid promotional expenses, net	8,352	7,867
Prepaid expenses and other current assets, net	9,394	9,437
Deferred tax assets, net	5,238	5,238
TOTAL CURRENT ASSETS	103,691	103,373

Equipment and leasehold improvements, net	2,676	2,679
Trademarks and licenses, net	4,470	4,654
Deferred tax assets, net	1,667	1,667
Other	1,959	1,959
TOTAL ASSETS	$114,463	$114,332
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,775	$10,019
Accrued expenses and income tax payable	3,474	4,513
TOTAL CURRENT LIABILITES	14,249	14,532
TOTAL LIABILITIES	14,249	14,532
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010, and March 31, 2010	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,158,789 and 30,143,789 shares issued at June 30, 2010, and March 31, 2010, respectively	302	301
Additional paid-in capital	106,124	105,943
Retained earnings	29,061	28,829
	135,487	135,073
Less 9,668,977 shares of common stock in treasury, at cost, at June 30, 2010, and March 31, 2010	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	100,214	99,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,463	$114,332

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Net sales:
Unrelated customers, including licensing fees of $19 in 2010 and 2009	$14,320	$18,643
Related parties	9,011	5,001
Sales – expired license	783	—
	24,114	23,644
Cost of goods sold:
Unrelated customers	5,769	8,254
Related parties	3,860	2,419
Cost of sales – expired license	782	—
	10,411	10,673
Operating expenses:
Advertising and promotional	5,307	8,001
Selling and distribution	3,162	3,394
Royalties	2,066	2,700
General and administrative, including share-based compensation expense of $108 in 2010 and $82 in 2009	2,143	2,112
Depreciation and amortization	657	687
Total operating expenses	13,335	16,894
Operating income (loss)	368	(3,923)

Interest income	5	1
Interest expense and bank charges	—	(56)
Foreign exchange gain (loss)	2	(1)
Income (loss) before income taxes	375	(3,979)
Income tax provision (benefit)	143	(1,512)
Net income (loss)	$232	$(2,467)
Income (loss) per common share:
Basic	$0.01	$(0.12)
Diluted	$0.01	$(0.12)
Weighted average number of shares outstanding:
Basic	20,475,801	20,324,812
Diluted	20,586,202	20,324,812

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2010

(In thousands, except per share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number of Shares	Par Value			Number of Shares	Cost
BALANCE at March 31, 2010	30,143,789	$301	$105,943	$28,829	9,668,977	$(35,273)	$99,800
Net income	—	—	—	232	—	—	232
Recovery of profits under Section 16(b) on the sale of common stock	—	—	61	—	—	—	61
Issuance of common stock upon exercise of stock options	15,000	1	12	—	—	—	13
Share-based compensation from option grants	—	—	108	—	—	—	108
BALANCE at June 30, 2010	30,158,789	$302	$106,124	$29,061	9,668,977	$(35,273)	$100,214

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$232	$(2,467)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	108	82
Depreciation and amortization	657	687
Provision for doubtful accounts	75	17
Write-downs of inventories and prepaid promotional supplies	14	888
Changes in operating assets and liabilities:
Decrease in trade receivables – customers	169	3,348
Decrease in trade receivables - related parties	373	1,999
Increase in income tax receivable	—	(1,298)
Increase in inventories	(3,295)	(11,748)
Increase in prepaid promotional expenses	(360)	(3,499)
Decrease in prepaid expenses and other current assets	43	530
Increase in other non-current assets	—	(2)
Increase in accounts payable	756	3,189
Decrease in accrued expenses and income tax payable	(1,039)	(668)
Total adjustments	(2,499)	(6,475)
Net cash used in operating activities	(2,267)	(8,942)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(456)	(1,437)
Purchases of trademarks	(14)	(18)
Net cash used in investing activities	(470)	(1,455)
Cash flows from financing activities:
Proceeds - line of credit, net	—	6,681
Repayments of capital leases	—	(260)
Recovery of profits under Section 16(b) on the sale of common stock	61	—
Proceeds from issuance of common stock upon exercise of stock options	13	—
Net cash provided by financing activities	74	6,421
Net decrease in cash and cash equivalents	(2,663)	(3,976)
Cash and cash equivalents, beginning of period	17,579	6,088
Cash and cash equivalents, end of period	$14,916	$2,112

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux, S.A., a French company (“S.A.”), and Parlux Ltd., a New York corporation, (jointly referred to as, “Parlux”, the “Company”, “us”, and “we”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim unaudited Condensed Consolidated Financial Statements. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on June 29, 2010.

The accompanying unaudited Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented in thousands, except for per share data.

B.

Share-Based Compensation and Stock Options

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan.  As of June 30, 2010, options to acquire 673,000 shares of the Company’s common stock have been granted (including options to acquire 85,000 shares of common stock granted during April 2010, as noted below).

On April 1, 2009, the Company granted options to acquire 30,000 shares of its common stock (which vested on the grant date) under the 2007 Plan to consultants, to acquire shares of common stock during a five-year period at $0.82 per share, the closing price of the stock on April 1, 2009. The fair value of the options was determined to be $13, which was expensed as share-based compensation during the quarter ended June 30, 2009.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	77%
Risk-free interest rate	2%
Dividend yield	0%

On June 5, 2009, the Company granted, to an executive officer, options to acquire 100,000 shares of its common stock under the 2007 Plan to acquire shares of common stock at $1.84 per share, the closing price of the stock on June 5, 2009. These options have a life of five years from the date of grant, and vest 33% each year over a three-year period. The fair value of the options was determined to be $111, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

On October 13, 2009, the Company granted options to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) under the 2007 Plan to its four non-employee directors, to acquire common stock during a five-year period at $2.18 per share, the closing price of the stock on October 13, 2009. The fair value of the options was determined to be $79, which was expensed as share-based compensation during the quarter ended December 31, 2009.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

On March 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of its common stock at $1.75 per share, the closing price of the stock on March 1, 2010. On March 2, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of common stock at $1.76 per share, the closing price of the stock on March 2, 2010. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $8, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	0%

On April 1, 2010, the Company granted, to two executive officers and a consultant, options under the 2007 Plan to acquire 50,000, 20,000 and 15,000 shares, respectively, of its common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The executive officer’s options vested 50% immediately, with the remaining 50%  vesting on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively. The consultant’s options vested immediately. The fair value of the options was determined to be $60, $24, and $17, respectively.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company has two stock option plans which provide for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (234,000 of which are outstanding at June 30, 2010), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010, and March 31, 2010. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010, and March 31, 2010.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual option forfeitures, as well as management judgment. The forfeiture rate used when calculating the value of stock options granted for the quarter ended June 30, 2010, was approximately 5%.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2010, and 2009, was $108 and $82, respectively.

The following table summarizes the stock option and warrant activity during the three-months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding as of March 31, 2010	7,017,150	$4.70	6.75	$227
Granted	85,000	2.25	4.75	—
Exercised	(15,000)	0.82	4.00	(13)
Forfeited	(6,425)	2.89	2.93	—
Outstanding as of June 30, 2010	7,080,725	$4.68	6.48	$151
Exercisable as of June 30, 2010	1,840,824	$4.08	4.91	$151

Proceeds relating to the exercise of all options and warrants during the three-months ended June 30, 2010, and 2009, were $13 and $0, respectively.

The following table summarizes information about the options and warrants outstanding at June 30, 2010, of which 1,840,824 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

		$0.82	15,000	$0.82	4.00	$15
$1.04	-	$1.22	214,000	$1.21	0.75	135
$1.75	-	$2.71	383,975	$2.23	4.05	1
$3.30	-	$4.60	465,250	$4.23	2.41	—
$5.00	-	$5.55	6,002,500	$5.00	7.17	—
			7,080,725	$4.68	6.48	$151

During the quarter-ended June 30, 2010, one of the Company’s major stockholders remitted $61 to the Company as a recovery of short-swing profits recognized from the purchase and sale of the Company’s common stock. The recovery is included in additional paid-in capital in the accompanying unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three-months ended June 30, 2010.

C.

Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.

Inventories

The components of inventories are as follows:

	June 30, 2010	March 31, 2010
Finished products:
Fragrances	$25,926	$22,857
Watches	114	342
Handbags	—	62
Components and packaging material:
Fragrances	16,085	16,240
Watches	4	4
Raw material	2,873	2,341
	$45,002	$41,846

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3,069 and $3,246 at June 30, 2010, and March 31, 2010, respectively.

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure timely production schedules. These lead times are most affected for glass and plastic components orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of the Company’s inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

The Company classifies its inventory into three major categories: finished goods, raw materials, and components and packaging materials. Finished goods include items that are ready for sale to our customers, or essentially complete and ready for use in value sets or other special offers. Raw material consists of fragrance oils or bulk. Components and packaging materials (such as bottles, caps, boxes, etc.) are the individual elements used to manufacture our finished goods. The levels of inventory maintained by the Company vary depending on the age of a brand, its commercial success and market distribution. The Company normally carries higher levels of new products and older products for which demand remains high. Older, slower moving products are periodically reviewed, and inventory levels adjusted, based upon expected future sales. If inventory levels exceed projected demand, management determines whether a product requires a write-down in order to sell the inventory at discounted prices. Management also reviews whether there are any excess components which should be written down or scrapped due to decreased product demand.

Inventories and write-downs, by major categories, as of June 30, 2010, and March 31, 2010, are as follows:

	June 30, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$26,065	$16,194	$2,883	$45,142
Less write-downs	25	105	10	140
Net inventories	$26,040	$16,089	$2,873	$45,002

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$28,195	$22,268	$2,585	$53,048
Less write-downs	4,934	6,024	244	11,202
Net inventories	$23,261	$16,244	$2,341	$41,846

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

As of June 30, 2010, and March 31, 2010, of our total inventories of $45,142 and $53,048, respectively, management determined that approximately $7,509 and $9,453, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written down by $25 at June 30, 2010, and $4,934 at March 31, 2010, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of June 30, 2010, and March 31, 2010, approximately $3,503 and $7,692, respectively, were identified as problematic and the inventory was written down by $105 and $6,024, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of June 30, 2010, and March 31, 2010, approximately $178 and $244, respectively, were identified as problematic and the inventory was written down by $10 and $244, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed. As of June 30, 2010, the Company’s inventories of GUESS? products totaled $676 ($1,014 at March 31, 2010).  At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. At June 30, 2010, GUESS? and/or its new fragrance licensee was in the process of purchasing the remaining inventory balance. We do not anticipate further write-downs of the remaining GUESS? inventory. The Company anticipates that the remaining inventory will be sold over the next twelve months.

During the three-months ended June 30, 2010, the Company transferred $783 of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its net carrying value at March 31, 2010. This transfer of inventory, along with the cost of sales, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2010.

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

E.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2010	March 31, 2010	Estimated Life (in years)

XOXO	$—	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	907	892	5
Rihanna	1,777	1,777	5
Kanye West	1,777	1,777	5
Other	217	217	5-25
	7,498	11,768
Less accumulated amortization	(3,028)	(7,114)
	$4,470	$4,654

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the three-months ended June 30, 2010.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2010). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At that time, Artistic Brands was also in the final stage of negotiations for a worldwide fragrance license with Shawn Carter, and in discussions with a well-established female artist, referred to herein as the fourth artist both of which, if executed, would be sublicensed to the Company. The Company will enter into a sublicense agreement with the fourth artist to the extent the terms and conditions of the license entered into with such celebrity are generally consistent with and no less favorable to the Company than the terms and conditions of drafts and term sheets of licenses previously presented to the Company with respect to the fourth artist.

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

In addition, on April 3, 2009, the Company entered into a letter agreement with Artistic Brands and Rene Garcia, the manager of Artistic Brands, individually, allowing for the acceleration of vesting and immediate exercise of the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, or if definitive agreements for such a transaction are entered into by April 3, 2012, and consummated within ninety (90) days. In certain circumstances, the letter agreement provides for Artistic Brands to receive cash and/or securities valued up to $10 per share in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, with respect to the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West to the extent such shares have not been previously sold by the holder into the market or otherwise disposed of by the holder in a bona fide third party transaction.

On December 18, 2009, stockholder’s approved the issuance of the Warrants (noted above) to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements with Rihanna and Kanye West, dated April 7, 2009 (see Note B for further discussion).

The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee.

F.

Borrowings

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the Eurodollar

Rate, in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate. The term of the revolving loan facility under the Loan Agreement is two years.  At June 30, 2010, no amount was outstanding on the revolving loan facility.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving loan facility. At any point if the Company falls below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have minimum net liquidity balance of $12,500 to borrow under the Loan Agreement.  As of June 30, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

The Loan Agreement is secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2011. In addition, the revolving loan facility will provide the Company an opportunity to improve liquidity and profitability. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

G.

Related Party Transactions

	June 30, 2010	March 31, 2010

Accounts receivable from related parties:
Perfumania	$10,500	$10,496
Other related parties	—	377
	$10,500	$10,873

	Three Months Ended June 30,
	2009	2008
Sales to related parties:
Perfumania	$9,011	$5,001
Other related parties	—	—
	$9,011	$5,001

The Company had net sales of $9,011 and $5,001 during the three-months ended June 30, 2010, and 2009, respectively, to Perfumania, Inc. (“Perfumania”), a wholly-owned subsidiary of Perfumania Holdings, Inc.  Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors.  Perfumania offers the Company the opportunity to sell its products in approximately 367 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for almost 20 years.  Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center. Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at June 30, 2010), and accordingly, transactions with Perfumania continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over twelve years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $10,500 and $10,496 at June 30, 2010, and March 31, 2010, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its receivable from Perfumania, the Company had net trade receivables of $0 and $337 at June 30, 2010, and at March 31, 2010, respectively, from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2010, and is one of the principals of Artistic Brands. (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company’s common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Funds, LLC, which filed a Schedule 13G on June 23, 2010. The Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company’s outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group.

H.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended June 30,
	2010	2009
Net income (loss)	$232	$(2,467)
Weighted average number of shares issued	30,144,778	29,993,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,475,801	20,324,812
Basic net income (loss) per common share	$0.01	$(0.12)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,475,801	20,324,812
Effect of dilutive securities:
Stock options and warrants(1)	110,401	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,586,202	20,324,812
Diluted net income (loss) per common share (1)	$0.01	$(0.12)
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,724,135	5,107,875
Exercise price	$1.84 to $5.55	$0.82 to $5.55

———————

(1)

The number of shares utilized in the calculation of diluted earnings per share, were the same as those used in the basic calculation of earnings per share for the three-months ended June 30, 2009, as we incurred a net loss for that period.

I.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months ended June 30,
	2010	2009

Cash received for:
Income taxes	$—	$306
Cash paid for:
Interest	$—	$56
Income taxes	$23	$91

Supplemental disclosure of non-cash investing and financing activities is as follows:

Three-months ended June 30, 2009:

•

The Company granted warrants to acquire the fragrance licensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $1,282, which is included in additional paid-in capital and trademarks and licenses, net at June 30, 2009 (see Notes B and E for further discussion).

J.

Income Taxes

The tax provision/(benefit) for the periods reflects an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at June 30, 2010, and March 31, 2010, reflects the carryback of approximately $19,422 in U.S. federal tax operating losses generated during the year ended March 31, 2010, to offset taxes previously paid during the year ended March 31, 2006, in the amounts of approximately $6,798, which is included in income taxes receivable in the accompanying Condensed Consolidated Balance Sheets.

K.

License and Distribution Agreements

During the three-months ended June 30, 2010, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for XOXO, Paris Hilton, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto.  On June 30, 2010, the Company’s license with XOXO expired and was not renewed.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License for an additional three years through June 30, 2010. The Company did not renew this license.  As of June 30, 2010, the Company did not have any material amount of XOXO fragrance brand inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expired on June 30, 2010, and was renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. The Company did not exercise its option to renew this license. As of June 30, 2010, the Company does not have any material amount of Paris Hilton brand watches inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expires on January 15, 2011, and is renewable for an additional five-year period. To date, no products have been launched under this license. The cosmetic license is due to expire in fiscal year 2011, and all remaining royalty obligations have been expensed in fiscal year 2010. The Company does not anticipate any further renewals of this license.

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

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company recently launched a new fragrance under this license in April 2010.

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

Vince Camuto

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

L.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the three- months ended June 30, 2010, totaled $400 and $19, respectively ($275 and $3 for the three-months ended June 30, 2009, respectively). Included in inventories at June 30, 2010, is $118 and $0 relating to watches and handbags, respectively ($346 and $62 for watches and handbags at March 31, 2010). The Company anticipates preparing full segment disclosure if these operations become more significant.

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

N.

Recent Accounting Updates

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 and 2, and activity in Level 3. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements to have a material impact on its consolidated financial statements.

O.

Subsequent Event

On July 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 253,800 shares of its common stock at $1.74 per share, the closing price of the stock on July 1, 2010. These options have a life of five years from the date of grant (or thirty days after termination for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $261, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	79%
Risk-free interest rate	2%
Dividend yield	0%

* * * * *

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ FREDERICK E. PURCHES
Frederick E. Purches Chairman and Chief Executive Officer

(Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: July 29, 2010

EXHIBIT INDEX

Exhibit #	Description

10.3	Separation and Release Agreement, dated May 4, 2010, between Parlux Fragrances, Inc. and Neil J. Katz.*+

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.**

———————

* Filed herewith.

** Furnished herewith.

+ Management contracts or compensatory plans, contracts or arrangements.