Form 10-Q
period 2010-09-30
PARLUX FRAGRANCES INC
filed 2010-11-05
CIK 802356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

———————

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2010

or

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, $0.01 par value per share	20,489,812 shares

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

See pages 15 to 33.

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

For convenience and simplicity, in this report the terms “Parlux”, “the Company”, “us” and “we” means Parlux Fragrances, Inc. and its wholly-owned subsidiaries, Parlux S.A., a French company (“S.A.”), and Parlux Ltd, a New York corporation.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “could”; “may”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the risks and uncertainties discussed under the headings “Risk Factors” and “Forward-Looking Statements” included in our Annual Report on Form 10-K for the year ended March 31, 2010.  Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.  We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

GE Capital Corporate Finance Credit Facility

On June 25, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The Loan Agreement is a revolving loan facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate.  The term of the revolving loan facility under the Loan Agreement is two years.

Borrowings under the Loan Agreement are secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement.  In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively.  We have provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement.  See “Liquidity and Capital Resources” and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

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

Recent Accounting Update

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

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional expenses.  In addition, a number of the new launches are with celebrities (mainly entertainers or athletes), which require substantial royalty commitments and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances or accessory product brands diminishes, it could result in a substantial reduction in profitability and operating cash flows.

Over the last two years, certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season. Store closings, inventory control initiatives, and the current global economic conditions may continue to adversely affect our sales in the short-term. In response to the above conditions, we implemented a number of cost reduction initiatives, beginning in fiscal year 2009 and continuing in fiscal years 2010 and 2011, including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels.

Since late 2008, U.S. department store retailers experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts, for the most part, were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

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

In light of the downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of September 30, 2010.

Our license with GUESS? expired on December 31, 2009, and was not renewed. For fiscal year 2011, we expect to partially offset the reduction in sales of GUESS? products by increased sales of fragrances launched during fiscal years 2009 and 2010, including our Paris Hilton fragrances, Fairy Dust and Siren, Jessica Simpson fragrances, Fancy and Fancy Love, Queen Latifah fragrance, Queen, Josie Natori fragrance, Natori, Marc Ecko fragrance, Ecko, as well as sales from our Nicole Miller fragrance, Nicole Miller (launched in April 2010), Paris Hilton fragrance, Tease,  and Jessica Simpson fragrance, Fancy Nights (both launched in June 2010), and Queen Latifah fragrance, Queen of Hearts (launched in late September 2010). We also anticipate launching a new fragrance under our recently signed Rihanna sublicense in fiscal year 2011. As noted in our discussion on sales, below, excluding GUESS? brand net sales, our net sales for the six-months ended September 30, 2010, increased 21%, as compared to the same prior year period.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by reducing employee headcount and advertising expenses, where feasible, as we anticipate launching two newly licensed brands in fiscal year 2011, Nicole Miller and Rihanna, as compared to three newly licensed brands in fiscal year 2010, and are cautiously optimistic that we are positioned for a profitable fiscal year 2011 with our expected product mix and revised cost structure.

Results of Operations

During the six-months ended September 30, 2010, we experienced a 22% decrease in overall net sales, as compared to the six-months ended September 30, 2009. The decrease was due to the termination of our GUESS? brand license and the continued negative impact of the global economic climate.   GUESS? brand net sales for the six-months ended September 30, 2009, were approximately $28.1 million.  If we excluded these GUESS? brand net sales from the prior year net sales, our overall net sales increased over the prior year comparable period by 21%. Our domestic department stores business has continued to encounter a difficult retail market, with retailers drastically reducing inventory levels due to the continued decline in consumer traffic.  However, the expense controls and reduced spending discussed above, resulted in net income of $1.3 million for the six-months ended September 30, 2010, as compared to $0.5 million for the same prior year period.

Our license with GUESS? expired on December 31, 2009, and was not renewed.  As of September 30, 2010, our inventories of GUESS? products totaled $0.1 million ($1.0 million at March 31, 2010).  At December 31,

2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed. At September 30, 2010, its new fragrance licensee was in the process of purchasing the remaining inventory balance. We do not anticipate further write-downs of the remaining GUESS? inventory.

During the six-months ended September 30, 2010, we transferred $1.2 million, of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its net carrying value at March 31, 2010. This transfer of inventory, along with the cost of sales, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six-months ended September 30, 2010.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six-months ended September 30, 2010, and 2009, include $2.1 million and $1.7 million, respectively, ($1.0 million for the three-months ended September 30, 2010, and 2009) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and six-month periods ended September 30, 2010, with the three and six-month periods ended September 30, 2009.

Net Sales

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

			% Change*			% Change*
	2010	2009		2010	2009
(in millions)
Domestic sales	$10.9	$18.6	(41)%	$16.6	$27.0	(38)%
International sales	6.6	17.9	(63)%	15.2	28.1	(46)%
Unrelated customer sales	17.5	36.5	(52)%	31.8	55.1	(42)%
Related parties sales	20.7	20.0	3%	29.7	25.0	19%
Sales – expired license	0.4	—	100%	1.2	—	100%
Total net sales	$38.6	$56.5	(32)%	$62.7	$80.1	(22)%

———————

*

% change is based on unrounded numbers

During the three-months ended September 30, 2010, net sales decreased 32% to $38.6 million, as compared to $56.5 million for the same prior year period.

During the six-months ended September 30, 2010, net sales decreased 22% to $62.7 million, as compared to $80.1 million for the same prior year period. The decrease was due to the termination of our GUESS? brand license resulting in a decrease in net sales of $28.1 million, as compared to the same prior year period, and the continued negative impact of the global economic climate. The decrease was partially offset by an increase in Paris Hilton and Jessica Simpson brand fragrances gross sales of $5.8 million and $2.7 million, respectively, as compared to the same prior year period.

For the three-months ended September 30, 2010, net sales to unrelated customers, which represented 45% of our total net sales decreased 52% to $17.5 million, as compared to $36.5 million for the same prior year period. The decrease in net sales was primarily due to a decrease in sales in both our international and domestic markets. Net sales to the U.S. department store sector decreased 41% to $10.9 million for the three-months ended September 30, 2010, as compared to $18.6 million for the same prior year period, while net sales to international distributors decreased 63% to $6.6 million from $17.9 million for the same prior year period. The decrease in domestic and international net sales was primarily due to the expiration of the GUESS? license and the continuing global economic conditions.

Excluding GUESS? brand net sales, our net sales for the three-months ended September 30, 2010, decreased 3%, as compared to the same prior year period. Excluding GUESS? brand net sales, our net sales for the six-months ended September 30, 2010, increased 21%, as compared to the same prior year period.

For the six-months ended September 30, 2010, net sales to unrelated customers, which represented 51% of our total net sales decreased 42% to $31.8 million, as compared to $55.1 million for the same prior year period, primarily due to a decrease in sales in both our international and domestic markets.  Net sales to the U.S. department store sector decreased 38% to $16.6 million for the six-months ended September 30, 2010, as compared to $27.0 million for the same prior year period, while net sales to international distributors decreased 46% to $15.2 million from $28.1 million for the same prior year period. During the six-months ended September 30, 2010, the decrease in domestic and international net sales was primarily due to the expiration of the GUESS? license and the continuing global economic conditions.

For the three-months ended September 30, 2010, sales to related parties increased 3% to $20.7 million, as compared to $20.0 million for the same prior year period.  For the six-months ended September 30, 2010, sales to related parties increased 19% to $29.7 million, as compared to $25.0 million for the same prior year period. The increase for the three and six-months ended September 30, 2010, was primarily due to an increase in gross sales of our Paris Hilton brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”), resulting in gross sales of $14.3 million and $21.7 million for the three and six-months ended September 30, 2010, as compared to $13.3 million and $15.2 million, respectively, in the same prior year periods.  In addition to our sales to Perfumania, we had net sales of $3.0 million for the three-months ended September 30, 2010, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party.  See “Liquidity and Capital Resources” and Note G to the accompanying unaudited Condensed Consolidated Financial Statement for further discussion of related parties.

Cost of Goods Sold and Gross Margin

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

			% Change			% Change*
	2010	2009		2010	2009
(in millions)
Unrelated customers	$8.2	$15.7	(48)%	$14.0	$23.9	(42)%
As a % of unrelated customers net sales	47%	43%		44%	43%
Related parties	10.5	10.6	(2)%	14.3	13.1	10%
As a % of related parties net sales	51%	53%		48%	52%
Cost of sales – expired license	0.4	—	100%	1.2	—	100%
As a % of expired license net sales	100%	0%		100%	0%
Total cost of goods sold	$19.1	$26.3	(27)%	$29.5	$37.0	(20)%
As a % of net sales	50%	47%		47%	46%

Gross Margin	$19.5	$30.2	(35)%	$33.2	$43.1	(23)%
As a % of net sales	50%	53%		53%	54%

———————

*

% change is based on unrounded numbers

For the three-months ended September 30, 2010, our overall cost of goods sold increased as a percentage of net sales to 50%, as compared to 47% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 47% and 51%, respectively, for the three-months ended September 30, 2010, as compared to 43% and 53%, respectively, in the same prior year period. During the three-months ended September 30, 2010, the cost of sales to unrelated parties increased as a result of decreased sales to domestic retailers, which provide higher margins. During the three-months ended September 30, 2010, cost of goods sold to related parties decreased primarily due to an increase in related party sales of Paris Hilton brand fragrances, which provide a higher margin.

For the six-months ended September 30, 2010, our overall cost of goods sold increased slightly as a percentage of net sales to 47%, as compared to 46% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 44% and 48%, respectively, for the six-month period ended September 30, 2010, as compared to 43% and 52%, respectively, for the same prior year period.

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

In addition, certain promotional activities, such as gifts with purchase, are included in our cost of goods sold in accordance with US GAAP.  As the timing and level of promotional activities vary based on product launches and the seasonality of major gift-giving holidays, we experience fluctuations in our cost of sales percentage and gross margins.

For the three-months ended September 30, 2010, our gross margin decreased 35% to $19.5 million from $30.2 million for the same prior year period, decreasing as a percentage of net sales to 50% from 53%.  During the six-months ended September 30, 2010, our gross margin decreased 23% to $33.2 million from $43.1 million for the same prior year period, decreasing as a percentage of net sales to 53% from 54%.  The decrease for the three and six-months ended September 30, 2010, was primarily due to a decrease in unrelated U.S. domestic stores net sales, which typically generate higher margins.

Total Operating Expenses

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

			% Change*			% Change*
	2010	2009		2010	2009
(in millions)
Advertising and promotional	$8.5	$14.4	(41)%	$13.8	$22.3	(38)%
As a % of net sales	22%	25%		22%	28%
Selling and distribution	3.2	3.5	(11)%	6.3	6.9	(9)%
As a % of net sales	8%	6%		10%	9%
Royalties	3.4	4.1	(17)%	5.4	6.8	(19)%
As a % of net sales	9%	7%		9%	8%
General and administrative	1.9	2.5	(22)%	4.1	4.6	(11)%
As a % of net sales	5%	4%		7%	6%
Depreciation and amortization	0.5	0.8	(35)%	1.2	1.5	(21)%
As a % of net sales	1%	1%		2%	2%
Total operating expenses	$17.5	$25.3	(31)%	$30.8	$42.1	(27)%
As a % of net sales	45%	45%		49%	53%

———————

*

% change is based on unrounded numbers

During the three-months ended September 30, 2010, total operating expenses decreased 31% to $17.5 million from $25.3 million in the same prior year period, remaining constant as a percentage of net sales at 45%.  During the six-months ended September 30, 2010, total operating expenses decreased 27% to $30.8 million from $42.1 million in the same prior year period, decreasing as a percentage of net sales to 49% from 53%, reflecting the expense controls previously discussed. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended September 30, 2010, advertising and promotional expenses decreased 41% to $8.5 million, as compared to $14.4 million for the same prior year period, decreasing as a percentage of net sales to 22% from 25%.  For the six-months ended September 30, 2010, advertising and promotional expenses decreased 38% to $13.8 million, as compared to $22.3 million for the same prior year period, decreasing as a percentage of net sales to 22% from 28%. The decrease in advertising and promotional expense for the three and six-months ended September 30, 2010, was primarily due to targeted reductions in advertising costs and a decrease in promotional activities and marketing fees relating to the expired GUESS? license, partially offset by an increase in demonstration costs both in U.S. department stores and internationally.  During the same prior year periods, we incurred additional advertising and promotional expenses resulting from the launch of three newly licensed brands and two new brand fragrances from existing licenses, as compared to one newly licensed brand and two new brand fragrances from existing licenses in fiscal year 2011.

Selling and Distribution Costs

For the three-months ended September 30, 2010, selling and distribution costs decreased 11% to $3.2 million, as compared to $3.5 million for the same prior year period, increasing as a percentage of sales to 8% from 6%. For the six-months ended September 30, 2010, selling and distribution costs decreased 9% to $6.3 million as compared to $6.9 million for the same prior year period, increasing as a percentage of net sales to 10% from 9%.

The decrease in selling and distribution costs was primarily due to a decrease in sales personnel, and the related benefits and insurance expenses in our domestic market for the three and six-months ended September 30, 2010, as compared to the same prior year periods.   During the same prior year periods, we incurred additional selling expenses with the launch of three newly licensed brands and two new brand fragrances from existing licenses, as compared to one newly licensed brand and two new brand fragrances from existing licenses in fiscal year 2011.

Royalties

For the three-months ended September 30, 2010, royalties decreased 17% to $3.4 million, as compared to $4.1 million for the same prior year period, increasing as a percentage of net sales to 9% from 7%.  For the six-months ended September 30, 2010, royalties decreased by 19% to $5.4 million, as compared to $6.8 million for the same prior year period, increasing as a percentage of net sales to 9% from 8%. The overall decrease in royalties reflects lower sales for the three and six-months ended September 30, 2010, as compared to the same prior year periods.  The increase in royalties, as a percentage of net sales, was the result of contractual royalty rates on lower sales coupled with minimum royalty requirements, most notably for Paris Hilton, sunglasses and handbags, for which minimum sales levels were not achieved.   Royalties were further reduced during the current year periods, due to the fact that during the fourth quarter of fiscal year 2010, we accrued and expensed the remaining royalty obligations for Paris Hilton cosmetics license, which is due to expire on January 15, 2011. The assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continues to absorb a portion of the minimum royalty. We generated sublicense revenue of $0.1 million and $0.2 million, respectively, in the three and six-months ended September 30, 2010, as compared to $0.2 million and $0.3 million, respectively, for the same prior period, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

For the three-months ended September 30, 2010, general and administrative expenses decreased 22% to $1.9 million, as compared to $2.5 million for the same prior year period, increasing as a percentage of sales to 5% from 4%.  For the six-months ended September 30, 2010, general and administrative expenses decreased 11% to $4.1 million, as compared to $4.6 million for the same prior year period, increasing as a percentage of net sales to 7% from 6%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefit and insurance expenses (as noted above) and lower professional fees. During fiscal year 2011, we were able to resolve certain past due accounts receivables, which allowed us to reduce our reserves for uncollectible accounts receivables, resulting in a decrease in bad debt expense of $0.3 million for the three and six-months ended September 30, 2010, as compared to the same prior year period.

Depreciation and Amortization

For the three-months ended September 30, 2010, depreciation and amortization decreased 35% to $0.5 million, as compared to $0.8 million for the same prior year period, remaining constant as a percentage of net sales at 1%. For the six-months ended September 30, 2010, depreciation and amortization decreased 21% to $1.2 million as compared to $1.5 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The decrease relates to lower amortization expense of molds and tooling and a decrease in intangible assets amortization, as compared to the same prior year period. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating Income

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		2009	% Change*		2009	% Change*
	2010			2010
(in millions)
Operating income	$2.0	$4.9	(59)%	$2.4	$1.0	144%
As a % of net sales	5%	9%		4%	1%
Net interest (expense) income	(0.2)	(0.1)	(115)%	(0.3)	(0.2)	(34)%
As a % of net sales	1%	0%		0%	0%
Foreign exchange loss	—	—	N/A	—	—	N/A
As a % of net sales	0%	0%		0%	0%
Income before income taxes	$1.8	$4.8	(63)%	$2.1	$0.8	165%
As a % of net sales	5%	8%		3%	1%

———————

*

% change is based on unrounded numbers

As a result of the factors discussed above, we generated operating income of $2.0 million and $2.4 million for the three and six-months ended September 30, 2010, respectively, as compared to $4.9 million and $1.0 million for the three and six-months ended September 30, 2009, respectively.

Net Interest Expense/Income

Net interest expense was $0.2 million and $0.3 million, respectively, for the three and six-months ended September 30, 2010, as compared to $0.1 million and $0.2 million, respectively, for the same prior year periods.  During fiscal year 2011, we incurred loan fees relating to our new credit facility with GE Capital, which are being expensed over the life of the loan.  In fiscal year 2010, we incurred interest expense as we utilized a portion of our prior line of credit with Regions Bank.

Income Before Income Taxes, Taxes, and Net Income

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

		2009	% Change*		2009	% Change*
	2010			2010
(in millions)
Income before income taxes	$1.8	$4.8	(63)%	$2.1	$0.8	165%
As a % of net sales	5%	8%		3%	1%
Income tax provision	0.7	1.8	63%	0.8	0.3	(165)%
As a % of net sales	2%	3%		1%	0%
Net income	$1.1	$3.0	(63)%	$1.3	$0.5	165%
As a % of net sales	3%	5%		2%	1%

———————

*

% change is based on unrounded numbers

For the three-months ended September 30, 2010, our income before income taxes was $1.8 million, as compared to $4.8 million for the same prior year period. For the six-months ended September 30, 2010, our income before income taxes was $2.1 million, as compared to $0.8 million for the same prior year period. Our tax provision in the current and prior years reflects an estimated effective tax rate of 38%. Actual tax provisions incurred may be greater or less than amounts recorded, and such differences may be material.

As a result, we earned net income of $1.1 million for the three-months ended September 30, 2010, as compared to $3.0 million in the same prior year period. For the six-months ended September 30, 2010, we earned net income of $1.3 million, as compared to $0.5 million for the same prior year period.

Liquidity and Capital Resources

Working capital was $91.0 million at September 30, 2010, as compared to $88.8 million at March 31, 2010, primarily due to net income earned for the six-months ended September 30, 2010.

Cash Flows

Cash and cash equivalents decreased by $3.3 million during the six-months ended September 30, 2010, and increased by $0.4 million during the six-months ended September 30, 2009.

Cash Flows from Operating Activities

During the six-months ended September 30, 2010, net cash used in operating activities was $2.8 million, as compared to $4.9 million during the same prior year period. The current year activity reflects an increase in trade receivables from both related and unrelated parties primarily due to the timing of sales during the period, partially offset by a decrease in income tax receivable resulting from tax refunds of $7.1 million received in September 2010, relating to prior year federal income taxes. The prior year operating activity reflects an increase in trade receivables from both related and unrelated parties primarily resulting from an increase in net sales, and an increase in prepaid promotional expense, accrued expenses and accounts payable resulting from the launches of our new brand products.

Cash Flows from Investing Activities

During the six-months ended September 30, 2010, net cash used in investing activities was $0.7 million, as compared to $1.7 million during the same prior year period. The current and prior year activities consist mainly of the purchase of certain molds and tooling relating to the launches of our new brand fragrances.

Cash Flows from Financing Activities

During the six-months ended September 30, 2010, net cash provided by financing activities was $0.1 million, as compared to $6.2 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the sale of common stock, by a major former stockholder, remitted to the Company as a recovery of short-swing profits recognized from the purchase and sale of our common stock, and proceeds from the issuance of common stock resulting from the exercise of stock options, while the prior year activity reflects a $6.7 million drawdown under our previous line of credit with Regions Bank, offset by $0.5 million repayments of our capital leases.

Future Liquidity and Capital Resource Requirements

Our principal future uses of funds are for our working capital requirements, including new product launches, brand development, and advertising and promotional expenses, as well as expanding operations through acquisitions and/or new licensing arrangements. In addition, we plan to use our funds for capital expenditures, within the specifications of our debt covenants, and to promote financial and operational success by attracting motivated talent and retaining key personnel. We have historically financed our working capital requirements primarily through internally generated operational funds, and, when necessary, through our credit facility.  Our cash collections are primarily from our customers, based on customer sales and respective payment terms, which may be seasonal in nature.

Our Ratios and Other Matters

As of September 30, 2010, and 2009, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2010	2009

Trade receivables - Unrelated (1) (3)	82	94
Trade receivables - Related parties (2)	86	56
Inventories	262	329

———————

(1)

Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.8 million and $7.0 million in 2010 and 2009, respectively.

(2)

Based upon the seasonal nature of our sales to Perfumania and Quality King Distributors, Inc. (“Quality King”), the calculation of number of days sales in trade receivables is based on the actual agings as of September 30, 2010, and 2009, respectively.

(3)

The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of September 30, 2010.

During the six-months ended September 30, 2010, the decrease in the number of days sales in trade receivables for unrelated customers was primarily attributable to certain of our larger international distributors paying upon delivery. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it may have a material adverse affect on our overall sales and liquidity.

Generally, the number of days sales in trade receivables from Perfumania for the six-months ended September 30, 2010, exceeds those of unrelated customers, primarily due to Perfumania’s seasonal cash flows.  In addition, product shipments to Perfumania in the prior year comparable period occurred later in the quarter, whereas in the current year period, our product was more equally shipped throughout the quarter (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania).

We had net sales of $26.7 million and $15.9 million during the six-months ended September 30, 2010, and 2009, respectively, ($17.7 million and $10.9 million during the three-months ended September 30, 2010, and 2009, respectively) to Perfumania and during the three-months ended September 30, 2009, we had net sales of $9.1 million to Quality King. The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania and Quality King and the sales amounts during the respective periods for each related party.

 Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations.  Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter.  Net trade accounts receivable owed by Perfumania to the Company totaled $17.7 million at September 30, 2010, and $10.5 million at March 31, 2010.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by our Board of Directors.  No allowance for credit loss has been recorded as of September 30, 2010.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.  The invoice terms to Quality King were stated as sixty days.  No amount was owed by Quality King at September 30, 2010, and March 31, 2010.

In addition to our receivable from Perfumania, we had net trade receivables of $1.8 million and $0.4 million at September 30, 2010, and March 31, 2010, respectively, from Jacavi.  Invoice terms to Jacavi are normally cash, however, in anticipation of the upcoming holiday season, management has extended 75 day terms on Jacavi’s holiday purchases.  Sales to Jacavi are recorded as related party sales, as Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2010, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

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

During the current year, the number of days sales in inventory decreased to 262 days from 329 days, mainly the result of the sales and write-down of slow moving inventories during the third and fourth quarter of fiscal year 2010. Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. At the end of the prior year, our inventory balances decreased due to the launches of our new brand products in fiscal year 2010 and our focus on the sales of our GUESS? brand products based upon notification that our fragrance license with GUESS? would not be renewed upon the expiration of our license agreement. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. At September 30, 2010, GUESS? new fragrance licensee is in the process of purchasing the remaining GUESS? brand inventory balance. We believe that the carrying value of our inventory at September 30, 2010, based on current conditions, is stated at the lower of cost or market and based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of up to 1,000,000 shares, subject to certain limitations, including approval from our former lender. There is no expiration date specified for this program. As of September 30, 2010, we had repurchased, under all phases of our common stock buy-back program (including those phases before 2008), a total of 11,718,977 shares at a cost of $40.4 million. We did not repurchase any shares of our common stock during the six-months ended September 30, 2010, or during the year ended March 31, 2010.  Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

On June 25, 2010, we entered into a Loan Agreement with GE Capital. The Loan Agreement is a revolving loan facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate. The term of the revolving loan facility under the Loan Agreement is two years. At September 30, 2010, no amount was outstanding on the revolving loan facility.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires us to maintain a minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving loan facility.  At any point if we fall below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA (as defined below), minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have minimum net liquidity balance of $12.5 million to borrow under the Loan Agreement. As of September 30, 2010, we met the minimum liquidity requirements under the Loan Agreement.

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

Borrowings under the Loan Agreement are secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of September 30, 2010, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $10.8 million.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2011. In addition, the revolving loan facility will provide us an opportunity to improve liquidity and profitability.  However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 2010, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2010.

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

Changes in internal control

Based on an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, there was no change in our internal control over financial reporting (as defined in Rules 13a-15  and 15d-15 under the Exchange Act) during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of our former independent outside auditors, as well as one of our consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that our stock declined in value.  Depositions of our Board of Directors, both former and current, named in the suit are underway.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The motion seeks a ruling that one of our directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion was based.

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint we feel the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

While management is unable to predict with certainty the outcome of the legal proceeding described above, based on current knowledge management believes that the ultimate outcome of these matters will not have a material effect on our financial position or results of operations.

Other

To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

Item 1A.

Risk Factors

There were no material changes during the quarter ended September 30, 2010, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults on Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit #	Description

Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share data)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,247	$17,579
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,832 and $4,144, respectively	10,917	3,372
Trade receivables from related parties	19,469	10,873
Income tax receivable	245	7,161
Inventories	40,654	41,846
Prepaid promotional expenses, net	7,827	7,867
Prepaid expenses and other current assets, net	8,504	9,437
Deferred tax assets, net	4,460	5,238
TOTAL CURRENT ASSETS	106,323	103,373

Equipment and leasehold improvements, net	2,351	2,679
Trademarks and licenses, net	4,407	4,654
Deferred tax assets, net	1,682	1,667
Other	1,960	1,959
TOTAL ASSETS	$116,723	$114,332
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,584	$10,019
Accrued expenses and income taxes payable	3,769	4,513
TOTAL CURRENT LIABILITIES	15,353	14,532
TOTAL LIABILITIES	15,353	14,532
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010, and March 31, 2010	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,158,789 and 30,143,789 shares issued at September 30, 2010, and March 31, 2010, respectively	302	301
Additional paid-in capital	106,181	105,943
Retained earnings	30,160	28,829
	136,643	135,073
Less 9,668,977 shares of common stock in treasury, at cost, at September 30, 2010, and March 31, 2010	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	101,370	99,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,723	$114,332

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except number of shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Unrelated customers, including licensing fees of $19 and $38 for the three and six-months ended September 30, 2010, and 2009, respectively	$17,503	$36,455	$31,823	$55,098
Related parties	20,633	20,006	29,644	25,007
Sales – expired license	443	—	1,226	—
	38,579	56,461	62,693	80,105
Cost of goods sold:
Unrelated customers	8,221	15,662	13,990	23,916
Related parties	10,464	10,660	14,324	13,079
Cost of sales – expired license	443	—	1,225	—
	19,128	26,322	29,539	36,995

Gross margin	19,451	30,139	33,154	43,110
Operating expenses:
Advertising and promotional	8,470	14,353	13,777	22,354
Selling and distribution	3,147	3,545	6,309	6,939
Royalties	3,384	4,064	5,450	6,764
General and administrative, including share-based compensation expense of $57 and $165 for the three and six-months ended September 30, 2010, respectively, and $82 and $164 for the three and six-months ended September 30, 2009, respectively	1,943	2,479	4,086	4,591
Depreciation and amortization	525	812	1,182	1,499
Total operating expenses	17,469	25,253	30,804	42,147

Operating income	1,982	4,886	2,350	963
Other income (expense):
Interest income	4	—	9	1
Interest expense and bank charges	(212)	(97)	(212)	(153)
Foreign exchange loss	(2)	—	—	(1)
Income before income taxes	1,772	4,789	2,147	810
Income tax provision	673	1,820	816	308
Net income	$1,099	$2,969	$1,331	$502

Income per common share:
Basic	$0.05	$0.15	$0.06	$0.02
Diluted	$0.05	$0.14	$0.06	$0.02
Weighted average number of shares outstanding:
Basic	20,489,812	20,324,812	20,482,807	20,324,812
Diluted	20,641,003	20,478,622	20,613,603	20,478,622

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2010

(In thousands, except number of shares and per share data)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Number of Shares	Par Value			Number of Shares	Cost
BALANCE at March 31, 2010	30,143,789	$301	$105,943	$28,829	9,668,977	$(35,273)	$99,800
Net income	—	—	—	1,331	—	—	1,331
Recovery of profits under Section 16(b) on the sale of common stock	—	—	61	—	—	—	61
Issuance of common stock upon exercise of stock options	15,000	1	12	—	—	—	13
Share-based compensation from option grants	—	—	165	—	—	—	165
BALANCE at September 30, 2010	30,158,789	$302	$106,181	$30,160	9,668,977	$(35,273)	$101,370

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,331	$502

Adjustments to reconcile net income to net cash
used in operating activities:
Share-based compensation expense	165	164
Depreciation and amortization	1,182	1,499
Provision for doubtful accounts	52	305
Write-downs of inventories and prepaid promotional supplies	239	1,571
Deferred income tax provision	763	592
Changes in assets and liabilities:
Increase in trade receivables - customers	(7,597)	(6,338)
Increase in trade receivables - related parties	(8,596)	(5,603)
Decrease in income tax receivable	6,916	3,023
Decrease (increase) in inventories	886	(290)
Decrease (increase) in prepaid promotional expenses	107	(3,611)
Decrease (increase) in prepaid expenses and other current assets	933	(303)
Increase in other non-current assets	(1)	(8)
Increase in accounts payable	1,565	1,566
(Decrease) increase in accrued expenses and income taxes payable	(744)	2,024
Total adjustments	(4,130)	(5,409)
Net cash used in operating activities	(2,799)	(4,907)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(583)	(1,650)
Purchases of trademarks	(24)	(17)
Net cash used in investing activities	(607)	(1,667)
Cash flows from financing activities:
Proceeds - line of credit, net	—	6,681
Repayments on capital leases	—	(525)
Proceeds from issuance of common stock upon exercise of stock options	13	—
Recovery of profits under Section 16(b) on the sale of common stock	61	—
Net cash provided by financing activities	74	6,156
Net decrease in cash and cash equivalents	(3,332)	(418)
Cash and cash equivalents, beginning of period	17,579	6,088
Cash and cash equivalents, end of period	$14,247	$5,670

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim accompanying unaudited Condensed Consolidated Financial Statements. It is suggested that these unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on June 29, 2010.

The Company’s  gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since the Company allocates a portion of these distribution costs to costs of goods sold and includes the remaining unallocated amounts as selling and distribution expenses.

Certain amounts presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows for the prior period have been reclassified to conform to the current year presentation.   The Company has reclassified write-downs of inventories separate from the changes in inventories.

The accompanying unaudited Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements are presented in thousands, except for number of shares and per share data.

B.

Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan. As of September 30, 2010, options to acquire 926,800 shares of the Company’s common stock have been granted (including options to acquire 85,000 shares of common stock granted during April 2010 and 253,800 shares of common stock granted during July 2010, as noted below).

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

On March 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of its common stock at $1.75 per share, the closing price of the stock on March 1, 2010. On March 2, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 4,000 shares of common stock at $1.76 per share, the closing price of the stock on March 2, 2010. These options have a life of five years from the date of grant (or thirty days after termination of employment for any reason), and vest 25% after each of the first two years, and 50% after the third. The fair value of the options was determined to be $8, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

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

On July 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 253,800 shares of its common stock at $1.74 per share, the closing price of the stock on July 1, 2010. These options have a life of five years from the date of grant (or thirty days after termination of employment for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $261, which will be expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	79%
Risk-free interest rate	2%
Dividend yield	0%

On October 12, 2010, the Company granted options to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) under the 2007 Plan to its four non-employee directors, to acquire common stock during a five-year period at $2.23 per share, the closing price of the stock on October 12, 2010.  The fair value of the options was determined to be $79, which will be expensed as share-based compensation during the quarter ending December 31, 2010.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (234,000 of which are outstanding at September 30, 2010), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010, and March 31, 2010. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010, and March 31, 2010.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future options/warrant holder’s behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual employee option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the six-months ended September 30, 2010, was approximately 5%.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the six-months ended September 30, 2010, and 2009, was $165 and $164, respectively ($57 and $82 for the three-months ended September 30, 2010, and 2009, respectively).

The following table summarizes the stock option and warrant activity during the six-months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of March 31, 2010	7,017,150	$4.70	6.75	$227
Granted	338,800	1.87	4.69	—
Exercised	(15,000)	0.82	4.00	(13)
Forfeited	(12,175)	2.70	3.27	—
Outstanding as of September 30, 2010	7,328,775	$4.58	6.18	$264
Exercisable as of September 30, 2010	1,884,711	$4.06	4.60	$264

Proceeds relating to the exercise of all options and warrants during the six-months ended September 30, 2010, and 2009, were $13 and $0, respectively.

The following table summarizes information about the options and warrants outstanding at September 30, 2010, of which 1,884,711 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

		$0.82	15,000	$0.82	3.75	$21
$1.04	-	$1.22	214,000	$1.21	0.50	221
$1.74	-	$2.71	633,525	$2.04	4.18	22
$3.30	-	$4.60	463,750	$4.23	2.16	—
$5.00	-	$5.55	6,002,500	$5.00	6.92	—
			7,328,775	$4.58	6.18	$264

In June 2010, one of the Company’s former major stockholders remitted $61 to the Company as a recovery of short-swing profits recognized from the purchase and sale of the Company’s common stock. The recovery is included in additional paid-in capital in the accompanying unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity.

C.

Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.

Inventories

The components of inventories are as follows:

	September 30, 2010	March 31, 2010
Finished products:
Fragrances	$25,880	$22,857
Watches	33	342
Handbags	—	62
Components and packaging material:
Fragrances	13,188	16,240
Watches	4	4
Raw material	1,549	2,341
	$40,654	$41,846

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,297 and $3,246 at September 30, 2010, and March 31, 2010, respectively.

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires the Company to maintain at least a three to six-month supply of some items in order to ensure timely production schedules. These lead times are most affected for glass and plastic components orders, as many of the Company’s unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of the Company’s inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of the Company’s major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause the Company to decrease prices to reduce inventory levels.

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

Inventories and write-downs, by major categories, as of September 30, 2010, and March 31, 2010, are as follows:

	September 30, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$26,015	$13,343	$1,602	$40,960
Less write-downs	102	151	53	306
Net inventories	$25,913	$13,192	$1,549	$40,654

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$28,195	$22,268	$2,585	$53,048
Less write-downs	4,934	6,024	244	11,202
Net inventories	$23,261	$16,244	$2,341	$41,846

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

As of September 30, 2010, and March 31, 2010, of our total inventories of $40,960 and $53,048, respectively, management determined that approximately $5,773 and $9,453, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written down by $102 at September 30, 2010, and $4,934 at March 31, 2010, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of September 30, 2010, and March 31, 2010, approximately $2,574 and $7,692, respectively, were identified as problematic and the inventory was written down by $151 and $6,024, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of September 30, 2010, and March 31, 2010, approximately $174 and $244, respectively, were identified as problematic and the inventory was written down by $53 and $244, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed. As of September 30, 2010, the Company’s inventories of GUESS? products totaled $118  ($1,014 at March 31, 2010). At December 31, 2009, the end of the license period, GUESS? and/or its new fragrance licensee had the option of purchasing the remaining inventory, or the inventory must be destroyed.  At September 30, 2010, its new fragrance licensee was in the process of purchasing the remaining inventory balance. We do not anticipate further write-downs of the remaining GUESS? inventory. The Company anticipates that the remaining inventory will be sold over the next twelve months.

During the six-months ended September 30, 2010, the Company transferred $1,226 of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its net carrying value at March 31, 2010. This transfer of inventory, along with the cost of sales, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six-months ended September 30, 2010.

E.

Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2010	March 31, 2010	Estimated Life (in years)

Fred Hayman Beverly Hills (“FHBH”)	$2,820	$2,820	10
Paris Hilton	917	892	5
Rihanna	1,777	1,777	5
Kanye West	1,777	1,777	5
XOXO	—	4,285	5
Other	217	217	5-25
	7,508	11,768
Less accumulated amortization	(3,101)	(7,114)
	$4,407	$4,654

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the three and six-months ended September 30, 2010.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2010). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands,  and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

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

On December 18, 2009, the Company’s stockholders approved the issuance of additional Warrants to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants which consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements, dated April 7, 2009, with Rihanna and Kanye West were issued on December 18, 2009, for a total of 3,000,000 shares per sublicense. In addition, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn Carter and the fourth artist, if and when such sublicenses are entered into. If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense). The executed licenses are recorded at the fair value of the warrants issued and will be amortized over a five-year period, commencing as of the date of the first shipment of each fragrance under the licenses (see Note B for further discussion).

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

F.

Borrowings

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate of the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving loan facility or the unavailability of the LIBOR rate. The term of the revolving loan facility under the Loan Agreement is two years.  At September 30, 2010, no amount was outstanding on the revolving loan facility.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving loan facility. At any point if the Company falls below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $12,500 to borrow under the Loan Agreement.  As of September 30, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of September 30, 2010, no amounts have been borrowed under the Loan Agreement and the Company’s availability under the Loan Agreement was $10,817.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2011. In addition, the revolving loan facility will provide the Company an opportunity to improve liquidity and profitability. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

G.

Related Party Transactions

	September 30, 2010	March 31, 2010

Accounts receivable from related parties:
Perfumania	$17,714	$10,496
Quality King	—	—
Other related parties	1,755	377
	$19,469	$10,873

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Sales to related parties:
Perfumania	$17,665	$10,915	$26,676	$15,916
Quality King	—	9,091	—	9,091
Other related parties	2,968	—	2,968	—
	$20,633	$20,006	$29,644	$25,007

The Company had net sales of  $26,676 and $25,007 during the six-month periods ended September 30, 2010, and 2009, respectively, ($17,665 and $20,006 during the three-month periods ended September 30, 2010, and 2009, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 367 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at September 30, 2010), and accordingly, transactions with Perfumania continue to be presented as related party transactions.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. During the quarter ended September 30, 2009, the Company sold approximately $9,091 of products to Quality King.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $17,714 and $10,496 at September 30, 2010, and March 31, 2010, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.  No allowance for credit loss has been recorded as of September 30, 2010.  The Company’s invoice terms to Quality King were stated as sixty days.  No amount was owed by Quality King to the Company at September 30, 2010, and March 31, 2010.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its receivable from Perfumania, the Company had net trade receivables of $1,755 and $337 at September 30, 2010, and at March 31, 2010, respectively, from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2010, and is one of the principals of Artistic Brands. (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.  Invoice terms to Jacavi are normally cash, however, in anticipation of the upcoming holiday season, management has extended 75 day terms on Jacavi’s holiday purchases.

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

H.

Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2010	2009

Net income	$1,099	$2,969
Weighted average number of shares issued	30,158,789	29,993,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,489,812	20,324,812
Basic net income per common share	$0.05	$0.15
Weighted average number of shares outstanding used in basic earnings per share calculation	20,489,812	20,324,812
Effect of dilutive securities:
Stock options and warrants	151,191	153,810
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,641,003	20,478,622
Diluted net income per common share	$0.05	$0.14
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,734,036	4,459,675
Exercise price	$2.18 to $5.55	$1.84 to $5.55

	Six Months Ended September 30,
	2010	2009

Net income	$1,331	$502
Weighted average number of shares issued	30,151,784	29,993,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,482,807	20,324,812
Basic net income per common share	$0.06	$0.02
Weighted average number of shares outstanding used in basic earnings per share calculation	20,482,807	20,324,812
Effect of dilutive securities:
Stock options and warrants	130,796	153,810
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,613,603	20,478,622
Diluted net income per common share	$0.06	$0.02
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,853,111	4,459,675
Exercise price	$2.18 to $5.55	$1.84 to $5.55

I.

Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months ended September 30,
	2010	2009

Cash received for:
Income taxes	$7,143	$3,628
Cash paid for:
Interest	$213	$153
Income taxes	$105	$124

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

J.

Income Taxes

The tax provisions for the periods reflect an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at September 30, 2010, includes $245 of recoverable state income taxes previously paid, which is included in income taxes receivable in the accompanying unaudited Condensed Consolidated Balance Sheet. During the quarter ended September 30, 2010, the Company received tax refunds of $7,143 relating to prior year federal income taxes. In connection with the filing of the Company’s income tax returns for the fiscal year ended March 31, 2010, the Company accelerated certain deductions for income tax purposes, which resulted in an additional $346 of refunds over the amount initially estimated at March 31, 2010.

K.

License and Distribution Agreements

During the six-months ended September 30, 2010, the Company held exclusive worldwide licenses to manufacture and sell fragrance and other related products for XOXO, Paris Hilton, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto. On June 30, 2010, the Company’s license with XOXO expired and was not renewed. On September 30, 2010, the Company’s license with babyGund expired and was not renewed.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License for an additional three years through June 30, 2010. The Company did not renew this license. As of September 30, 2010, the Company did not have any material amount of XOXO fragrance brand inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expired on June 30, 2010, and was renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. The Company did not exercise its option to renew this license. As of September 30, 2010, the Company does not have any material amount of Paris Hilton brand watches inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

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

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continues through September 30, 2010, and is renewable for an additional two years if certain sales levels are met. The Company did not exercise its option to renew this license. As of September 30, 2010, the Company does not have any material amount of babyGUND fragrance brand inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

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

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped, but in no event later than April 30, 2015, and is renewable for an additional three-year term if certain sales levels are met. The Company anticipates launching a new fragrance under this license in fiscal year 2013.

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

L.

Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which are under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the six- months ended September 30, 2010, totaled $453 and $19, respectively ($692 and $3 for the six-months ended September 30, 2009, respectively). Included in inventories at September 30, 2010, is $37 and $0 relating to watches and handbags, respectively ($346 and $62 for watches and handbags at March 31, 2010).  The Company does not anticipate preparing full segment disclosure, as the Paris Hilton watch license expired on June 30, 2010, and the Paris Hilton handbag license will expire on January 15, 2011.

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of the Company’s former independent outside auditors, as well as one of the Company’s consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that the Company’s stock declined in value.  Depositions of the Company’s Board of Directors, both former and current, named in the suit are underway.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The motion seeks a ruling that one of the Company’s directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion is based.

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

Recent Accounting Update

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

O.

Subsequent Event

On October 12, 2010, the Company granted options to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) under the 2007 Plan to its four non-employee directors, to acquire common stock during a five-year period at $2.23 per share, the closing price of the stock on October 12, 2010.  The fair value of the options was determined to be $79, which will be expensed as share-based compensation during the quarter ending December 31, 2010.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	0%

* * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ FREDERICK E. PURCHES
Frederick E. Purches Chairman and Chief Executive Officer

(Principal Executive Officer)

/s/ RAYMOND J. BALSYS
Raymond J. Balsys, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 5, 2010

EXHIBIT INDEX

Exhibit #	Description

Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.