Form 10-Q
period 2010-12-31
PARLUX FRAGRANCES INC
filed 2011-02-03
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————
FORM 10-Q
———————

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2011
Common Stock, $0.01 par value per share	20,528,812 shares

PART I. – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

See pages 17 to 36.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Parlux Fragrances, Inc. is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige group (distributed primarily through department and specialty stores) and a mass market group (primarily chain drug stores, mass merchandisers, smaller perfumeries and pharmacies).  Our fragrance products are positioned primarily in the prestige group. We hold licenses or sublicenses to manufacture and distribute the designer fragrance brands of Paris Hilton, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, Vince Camuto, and Fred Hayman Beverly Hills.

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

Recent Developments

GE Capital Corporate Finance Credit Facility

On June 25, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate.  The term of the revolving credit facility under the Loan Agreement is two years.

Borrowings under the Loan Agreement are secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement.  In addition, GE Capital, as administrative and collateral agent, has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively.  We have provided to GE Capital, as administrative and collateral agent, a full guaranty of payment of the obligations under the Loan Agreement.  See “Liquidity and Capital Resources” and Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

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

Recent Accounting Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1(quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on our consolidated financial statements.  We do not expect the adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements to have a material impact on our consolidated financial statements.

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional expenses.  In addition, a number of the new launches are with celebrities (mainly entertainers), which require substantial royalty commitments, whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances or accessory product brands diminishes, it could result in a substantial reduction in profitability and operating cash flows.

Over the last two years, certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season.  Although overall sales increased early during this past holiday season, during December 2010 our domestic department stores business, once again, encountered a difficult retail market.  Store closings, inventory control initiatives, and the current global economic conditions may continue to adversely affect our sales in the short-term. In response to the above conditions, we implemented a number of cost reduction initiatives, beginning in fiscal year 2009 and continuing in fiscal years 2010 and 2011, including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels.

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

 Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift giving periods. Substantial sales often occur during the final month of each quarter.  There can be no assurance that these sales trends will support planned objectives in future periods and may negatively affect future periods.

In light of the downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of December 31, 2010.

 Our license with GUESS? expired on December 31, 2009, and was not renewed. During the fiscal year ended March 31, 2010, and prior to the expiration of the GUESS? license we launched new products under our existing licenses with Paris Hilton and Jessica Simpson as well as launching brands under new licenses with Queen Latifah, Marc Ecko and Josie Natori.  In the current fiscal year we launched additional new fragrances under our licenses with Paris Hilton, Jessica Simpson, and Queen Latifah as well as a first fragrance under our license with Nicole Miller.  Looking forward, in late January 2011we have launched our first fragrance under our sublicense with Rihanna, and anticipate launching other new fragrances under our existing licenses in the fourth quarter of fiscal year 2011.  As noted in our discussion on sales, below, excluding GUESS? brand net sales, our net sales for the nine-months ended December 31, 2010, increased 8%, as compared to the same prior year period.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.  We have returned to the basics of controlled, in-store promotional activity, and have significantly reduced major new license introductions.  We have launched new brand names under existing licenses, specifically Tease, under our Paris Hilton fragrance brand license and Fancy Nights, under our Jessica Simpson fragrance brand license.  These activities were far less costly than the launch of a new license fragrance.  We are cautiously optimistic that we are positioned for a profitable fiscal year 2011 with our expected product mix and revised cost structure.

Results of Operations

During the nine-months ended December 31, 2010, we experienced a 28% decrease in overall net sales, as compared to the nine-months ended December 31, 2009. The decrease was primarily due to the expiration of our GUESS? brand license and the continued negative impact of the global economic climate.  GUESS? brand net sales for the nine-months ended December 31, 2009, were approximately $43.4 million.  If we exclude these GUESS? brand net sales from the same prior year period net sales, our overall net sales increased over the prior year period by 8%.  Although overall sales increased early during this past holiday season, during December 2010 our domestic department stores business, once again, encountered a difficult retail market.  Domestic retailers continue to carefully monitor inventory stock levels, which, in turn, affects both order levels as well as post-holiday returns.  Nevertheless, the expense controls and reduced spending discussed above, resulted in net income of $1.1 million for the nine-months ended December 31, 2010, as compared to a net loss of $(4.9) million for the same prior year period.

During the nine-months ended December 31, 2010, we transferred $1.4 million, of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010 net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2010.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine-months ended December 31, 2010, and 2009, include $2.7 million and $3.1 million, respectively, ($0.6 million and $1.3 million for the three-months ended December 31, 2010, and 2009, respectively) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and nine-month periods ended December 31, 2010, with the three and nine-month periods ended December 31, 2009.

Net Sales

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	% Change*	2010	2009	% Change*
(in millions)
Domestic sales	$12.4	$16.9	(27)%	$29.0	$43.8	(34)%
International sales	6.9	14.3	(52)%	22.2	42.5	(48)%
Unrelated customer sales	19.3	31.2	(38)%	51.2	86.3	(41)%
Related parties sales	11.9	15.6	(24)%	41.5	40.6	2%
Sales – expired license	0.2	3.5	(94)%	1.4	3.5	(59)%
Total net sales	$31.4	$50.3	(38)%	$94.1	$130.4	(28)%
———————
*	% change is based on unrounded numbers

During the three-months ended December 31, 2010, net sales decreased 38% to $31.4 million, as compared to $50.3 million for the same prior year period.  The decrease was primarily due to the expiration of our GUESS? brand license resulting in a decrease in net sales of $15.3 million, as well as a $3.2 million reduction in our sales of Queen Latifah brand fragrances, as compared to the same prior year period.  The decrease was partially offset by an increase in Paris Hilton brand fragrances gross sales of $0.5 million.  In addition, during December we shipped initial orders of approximately $2.4 million of our new Rihanna brand fragrance, Reb’l Fleur, in preparation of our late January 2011 launch.

During the nine-months ended December 31, 2010, net sales decreased 28% to $94.1 million, as compared to $130.4 million for the same prior year period. The decrease was primarily due to the expiration of our GUESS? brand license resulting in a decrease in net sales of $43.4 million, as well as a $4.5 million reduction in our sales of Queen Latifah brand fragrances, as compared to the same prior year period, and the continued weak global economic climate. The decrease was partially offset by an increase in Paris Hilton and Jessica Simpson brand fragrances gross sales of $6.4 million and $1.0 million, respectively, as compared to the same prior year period, as well as the initial shipments of our new Rihanna brand fragrance of approximately $2.4 million.

For the three-months ended December 31, 2010, net sales to unrelated customers, which represented 62% of our total net sales decreased 38% to $19.3 million, as compared to $31.2 million for the same prior year period. The decrease was primarily due to a decrease in sales in both our international and domestic markets. Net sales to the U.S. department store sector decreased 27% to $12.4 million for the three-months ended December 31, 2010, as compared to $16.9 million for the same prior year period, while net sales to international distributors decreased 52% to $6.9 million from $14.3 million for the same prior year period. The decrease in domestic and international net sales was primarily due to the expiration of the GUESS? license and the continuing weak global economic conditions.

Excluding GUESS? brand net sales, our net sales for the three-months ended December 31, 2010, decreased 11%, as compared to the same prior year period. Excluding GUESS? brand sales, our net sales for the nine-months ended December 31, 2010, increased 8%, as compared to the same prior year period.

For the nine-months ended December 31, 2010, net sales to unrelated customers, which represented 54% of our total net sales decreased 41% to $51.2 million, as compared to $86.3 million for the same prior year period, primarily due to a decrease in sales in both our international and domestic markets.  Net sales to the U.S. department store sector decreased 34% to $29.0 million for the nine-months ended December 31, 2010, as compared to $43.8 million for the same prior year period, while net sales to international distributors decreased 48% to $22.2 million from $42.5 million for the same prior year period. During the nine-months ended December 31, 2010, the decrease in both domestic and international net sales was primarily due to the expiration of the GUESS? license and the continuing weak global economic conditions.

For the three-months ended December 31, 2010, net sales to related parties decreased 24% to $11.9 million, as compared to $15.6 million for the same prior year period.  The decrease for the three-months ended December 31, 2010, is primarily due to the expiration of the GUESS? license. For the nine-months ended December 31, 2010, net sales to related parties increased 2% to $41.5 million, as compared to $40.6 million for the same prior year period. The increase for the nine-months ended December 31, 2010, was primarily due to an increase in gross sales of our Paris Hilton brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”), resulting in gross sales of $30.1 million, as compared to $21.7 million, in the same prior year period.  In addition to our sales to Perfumania, we had net sales of $0.7 million and $3.7 million for the three and nine-months ended December 31, 2010, respectively, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party, as compared to $2.2 million (for both the three and nine-months)  in the same prior year period.  See “Liquidity and Capital Resources” and Note G to the accompanying unaudited Condensed Consolidated Financial Statement for further discussion of related parties.

Cost of Goods Sold and Gross Margin

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	% Change+	2010	2009	% Change*
(in millions)
Unrelated customers	$7.8	$16.0	(51)%	$21.8	$39.9	(45)%
As a % of unrelated customers net sales	40%	51%		43%	46%
Related parties	5.2	10.7	(52)%	19.5	23.8	(18)%
As a % of related parties net sales	44%	69%		47%	59%
Cost of sales – expired license	0.2	4.9	(96)%	1.4	4.9	(71)%
As a % of expired license net sales	100%	141%		100%	141%
Total cost of goods sold	$13.2	$31.6	(58)%	$42.7	$68.6	(38)%
As a % of net sales	42%	63%		45%	53%

Gross Margin	$18.2	$18.7	(2)%	$51.4	$61.8	(17)%
As a % of net sales	58%	37%		55%	47%
———————
*	% change is based on unrounded numbers

For the three-months ended December 31, 2010, our overall cost of goods sold decreased as a percentage of net sales to 42%, as compared to 63% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 40% and 44%, respectively, for the three-months ended December 31, 2010, as compared to 51% and 69%, respectively, in the same prior year period. For the nine-months ended December 31, 2010, our overall cost of goods sold decreased as a percentage of net sales to 45%, as compared to 53% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 43% and 47%, respectively, for the nine-month period ended December 31, 2010, as compared to 46% and 59%, respectively, for the same prior year period.

During the three and nine-months ended December 31, 2010, the cost of goods sold to unrelated customers decreased, as a percentage of unrelated customers net sales, due to the expiration of the GUESS? license. In the same prior year periods, we offered additional incentives to reduce our GUESS? inventory, which resulted in an increase in cost of goods sold. During the three-months ended December 31, 2010, cost of goods sold to related parties decreased primarily due to an increase in related party sales of Paris Hilton brand fragrances, which provide a higher margin.

Our sales to U.S. department store customers generally have a higher margin than sales to international distributors. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising in their own territories. International distributors have no rights to return merchandise.

In addition, in accordance with US GAAP, certain promotional activities, such as gifts with purchase, are included in our cost of goods sold.  As the timing and level of promotional activities vary based on product launches and the seasonality of major gift-giving holidays, we experience fluctuations in our cost of sales percentage and gross margins.

For the three-months ended December 31, 2010, our gross margin decreased 2% to $18.2 million from $18.7 million for the same prior year period, increasing as a percentage of net sales to 58% from 37%.  During the nine-months ended December 31, 2010, our gross margin decreased 17% to $51.4 million from $61.8 million for the same prior year period, increasing as a percentage of net sales to 55% from 47%.  The decrease for the three and nine-months ended December 31, 2010, as compared to the same prior year periods, was primarily due to the expiration of the GUESS? license.  During the three and nine-months ended December 31, 2009, we incurred additional cost of goods sold of $4.9 million, from the transition of the GUESS? brand products sold to its new fragrance licensee, which includes a provision of $1.4 million for the write-down of the remaining GUESS? inventory resulting from the expiration of the GUESS? fragrance license, which was classified as Cost of sales-expired license in the accompanying unaudited Condensed Consolidated Statements of Operations.

Total Operating Expenses

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	% Change*	2010	2009	% Change*
(in millions)
Advertising and promotional	$10.7	$16.7	(36)%	$24.4	$39.1	(37)%
As a % of net sales	34%	33%		26%	30%
Selling and distribution	2.8	3.6	(23)%	9.1	10.6	(14)%
As a % of net sales	9%	7%		10%	8%
Royalties	2.6	3.9	(33)%	8.1	10.6	(24)%
As a % of net sales	8%	8%		9%	8%
General and administrative	1.9	2.3	(18)%	6.0	6.9	(13)%
As a % of net sales	6%	5%		6%	5%
Depreciation and amortization	0.5	0.8	(31)%	1.7	2.3	(24)%
As a % of net sales	2%	2%		2%	2%
Total operating expenses	$18.5	$27.3	(32)%	$49.3	$69.5	(29)%
As a % of net sales	59%	54%		52%	53%
———————
*	% change is based on unrounded numbers

During the three-months ended December 31, 2010, total operating expenses decreased 32% to $18.5 million from $27.3 million in the same prior year period, increasing as a percentage of net sales to 59% from 54%.  During the nine-months ended December 31, 2010, total operating expenses decreased 29% to $49.3 million from $69.5 million in the same prior year period, decreasing as a percentage of net sales to 52% from 53%, reflecting the expense controls previously discussed. However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended December 31, 2010, advertising and promotional expenses decreased 36% to $10.7 million, as compared to $16.7 million for the same prior year period, increasing as a percentage of net sales to 34% from 33%.  For the nine-months ended December 31, 2010, advertising and promotional expenses decreased 37% to $24.4 million, as compared to $39.1 million for the same prior year period, decreasing as a percentage of net sales to 26% from 30%. The decrease in advertising and promotional expense for the three and nine-months ended December 31, 2010, was primarily due to targeted reductions in advertising costs and a decrease in promotional activities and marketing fees relating to the expired GUESS? license, partially offset by an increase in in-store demonstration costs both in U.S. department stores and internationally.  In addition, during the nine-months ended December 31, 2009, we wrote-off and destroyed approximately $1.4 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense.

During the same prior year periods, we incurred additional advertising and promotional expenses resulting from the launch of three newly licensed brands and two new fragrances from existing brand licenses, as compared to one newly licensed brand and three new fragrances from existing brand licenses in the same fiscal year 2011 periods.   We expect advertising and promotional costs to continue to fluctuate based on the timing of our fragrance launches.

Selling and Distribution Costs

For the three-months ended December 31, 2010, selling and distribution costs decreased 23% to $2.8 million, as compared to $3.6 million for the same prior year period, increasing as a percentage of sales to 9% from 7%. For the nine-months ended December 31, 2010, selling and distribution costs decreased 14% to $9.1  million as compared to $10.6 million for the same prior year period, increasing as a percentage of net sales to 10% from 8%. The decrease in selling and distribution costs was primarily due to a decrease in sales personnel and the related benefits and insurance expenses in our domestic market for the three and nine-months ended December 31, 2010, as compared to the same prior year periods.   During the same prior year periods, we incurred additional selling expenses with the launch of three newly licensed brands and two new fragrances from existing brand licenses, as compared to one newly licensed brand and three new fragrances from existing brand licenses in the same fiscal year 2011 periods.  In addition, we incurred lower warehouse operational costs of $0.6 million and $2.7 million, respectively, for the three and nine-months ended December 31, 2010, as compared to $1.3 million and $3.1 million, respectively, in the same prior year periods.  This decrease was primarily due to an increase in inventory overhead absorption of approximately $0.5 million and $0.6 million, respectively, for the three and nine-month period ended December 31, 2010, resulting from an increase in the overhead capitalization rate.

Royalties

For the three-months ended December 31, 2010, royalties decreased 33% to $2.6 million, as compared to $3.9 million for the same prior year period, remaining constant as a percentage of net sales at 8%.  For the nine-months ended December 31, 2010, royalties decreased by 24% to $8.1 million, as compared to $10.6 million for the same prior year period, increasing as a percentage of net sales to 9% from 8%.  The increase in royalties, as a percentage of net sales, was the result of contractual royalty rates on lower sales coupled with minimum royalty requirements, most notably for Paris Hilton sunglasses and handbags for which minimum sales levels were not achieved.   The overall decrease in royalties reflects lower sales for the three and nine-months ended December 31, 2010, as compared to the same prior year periods.  Royalties were further reduced during the current year periods, as we accrued and expensed during the fourth quarter of fiscal year 2010, the remaining royalty obligations for the Paris Hilton cosmetics license, which expired on January 15, 2011, and was not renewed. The assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continues to absorb a portion of the minimum royalty. We generated sublicense revenue of $0.1 million and $0.3 million, respectively, in the three and nine-months ended December 31, 2010, as compared to $0.2 million and $0.5 million, respectively, for the same prior period, which has been recorded as a reduction in royalty expense.  The Paris Hilton handbag license expired on January 15, 2011, and was not renewed.

General and Administrative Expenses

For the three-months ended December 31, 2010, general and administrative expenses decreased 18% to $1.9 million, as compared to $2.3 million for the same prior year period, increasing as a percentage of sales to 6% from 5%.  For the nine-months ended December 31, 2010, general and administrative expenses decreased 13% to $6.0 million, as compared to $6.9 million for the same prior year period, increasing as a percentage of net sales to 6% from 5%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefit and insurance expenses (as noted above) and lower professional fees. During the nine-months ended December 31, 2010, we were able to resolve certain past due accounts receivables, which allowed us to reduce our reserves for uncollectible accounts receivables, resulting in a decrease in bad debt expense of $0.1 million for the nine-months ended December 31, 2010, as compared to the same prior year period.

Depreciation and Amortization

For the three-months ended December 31, 2010, depreciation and amortization decreased 31% to $0.5 million, as compared to $0.8 million for the same prior year period, remaining constant as a percentage of net sales at 2%. For the nine-months ended December 31, 2010, depreciation and amortization decreased 24% to $1.7 million as compared to $2.3 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The decrease relates to lower amortization expense of molds and tooling and a decrease in intangible assets amortization, as compared to the same prior year period. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating (Loss) Income

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	% Change*	2010	2009	% Change*
(in millions)
Operating (loss) income	$(0.3)	$(8.6)	97%	$2.1	$(7.6)	127%
As a % of net sales	1%	17%		2%	6%
Net interest (expense and bank charges) income	(0.2)	(0.1)	(50)%	(0.4)	(0.3)	(41)%
As a % of net sales	1%	0%		%	0%
Foreign exchange gain	0.1	—	67%	—	—	N/A
As a % of net sales	0%	0%		0%	0%
(Loss) income before income taxes	$(0.4)	$(8.7)	95%	$1.7	$(7.9)	121%
As a % of net sales	1%	17%		2%	6%
———————
*	% change is based on unrounded numbers

As a result of the factors discussed above, we generated an operating loss of $(0.3) million and operating income of $2.1 million for the three and nine-months ended December 31, 2010, respectively, as compared to incurring an operating loss of $(8.6) million and $(7.6) million for the three and nine-months ended December 31, 2009, respectively.

Net Interest Expense/Income

Net interest expense and bank charges was $0.2 million and $0.4 million, respectively, for the three and nine-months ended December 31, 2010, as compared to $0.1 million and $0.3 million, respectively, for the same prior year periods.  During the three and nine-months ended December 31, 2010, we incurred loan fees relating to our new credit facility with GE Capital, which are being amortized to expense over the life of the loan.  In the same prior year periods, we incurred interest expense as we utilized a portion of our prior line of credit with Regions Bank.

(Loss) Income Before Income Taxes, Taxes, and Net Income

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2010	2009	% Change*	2010	2009	% Change*
(in millions)
(Loss) income before income taxes	$(0.4)	$(8.7)	95%	$1.7	$(7.9)	121%
As a % of net sales	1%	17%		2%	6%
Income tax (benefit) provision	(0.1)	(3.3)	(95)%	0.6	(3.0)	(121)%
As a % of net sales	1%	7%		1%	2%
Net (loss) income	$(0.3)	$(5.4)	95%	$1.1	$(4.9)	121%
As a % of net sales	1%	11%		1%	4%

*% change is based on unrounded numbers

For the three-months ended December 31, 2010, our loss before income taxes was $(0.4) million, as compared to a loss before income taxes of $(8.7) million for the same prior year period. For the nine-months ended December 31, 2010, our income before income taxes was $1.7 million, as compared to a loss before income taxes of $(7.9) million for the same prior year period. Our tax provision in the current year and our tax benefit in the prior year reflect an estimated effective tax rate of 38%. Actual tax provision incurred or benefit realized may be greater or less than amounts recorded, and such differences may be material.

As a result, we incurred a net loss of $(0.3) million for the three-months ended December 31, 2010, as compared to $(5.4) million in the same prior year period. For the nine-months ended December 31, 2010, we earned net income of $1.1 million, as compared to incurring a loss of $(4.9) million for the same prior year period.

Liquidity and Capital Resources

Working capital was $91.4 million at December 31, 2010, as compared to $88.8 million at March 31, 2010, primarily due to net income earned for the nine-months ended December 31, 2010.

Cash Flows

Cash and cash equivalents increased by $2.7 million during the nine-months ended December 31, 2010, and increased by $4.9 million during the nine-months ended December 31, 2009.

Cash Flows from Operating Activities

During the nine-months ended December 31, 2010, net cash provided by operating activities was $3.2 million, as compared to $5.0 million during the same prior year period. The current year activity reflects an increase in trade receivables from both related and unrelated parties primarily due to the timing of holiday sales during the period, partially offset by a decrease in income tax receivable resulting from tax refunds of $7.2 million received relating to prior year federal and state income taxes. The prior year activity reflects a decrease in inventories, partially offset by a decrease in accounts payable resulting from the cash flows from the sales of our new brand products.

Cash Flows from Investing Activities

During the nine-months ended December 31, 2010, net cash used in investing activities was $0.6 million, as compared to $1.7 million during the same prior year period. The current and prior year activities consist mainly of the purchase of certain molds and tooling relating to the launches of our new brand fragrances.
Cash Flows from Financing Activities

During the nine-months ended December 31, 2010, net cash provided by financing activities was $0.1 million, as compared to $1.5 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options, and proceeds from sale of common stock, by a major former stockholder, remitted to the Company as a recovery of short-swing profits recognized from the purchase, while the prior year activity reflects a $2.1 million net drawdown under our previous line of credit with Regions Bank, partially offset by $0.5 million in repayments of our capital leases.

Future Liquidity and Capital Resource Requirements

Our principal future uses of funds are for our working capital requirements, including new product launches, brand development, and advertising and promotional expenses, as well as expanding operations through acquisitions of and/or new licensing arrangements. In addition, we plan to use our funds for capital expenditures, within the specifications of our Loan Agreement with GE Capital, and to promote financial and operational success by attracting motivated talent and retaining key personnel. We have historically financed our working capital requirements primarily through internally generated operational funds, and, when necessary, through our credit facility.  Our cash collections are primarily from our customers, based on customer sales and respective payment terms, which may be seasonal in nature.

Our Ratios and Other Matters

As of December 31, 2010, and 2009, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2010	2009
Trade receivables - Unrelated (1) (3)	83	66
Trade receivables - Related parties (2)	102	129
Inventories	258	172

(1)
Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $6.8 million and $9.7 million in 2010 and 2009, respectively.

(2)
Based upon the seasonal nature of our sales to Perfumania and Quality King Distributors, Inc. (“Quality King”), the calculation of number of days sales in trade receivables is based on the actual agings as of December 31, 2010, and 2009, respectively.

(3)	The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of December 31, 2010.

During the nine-months ended December 31, 2010, the increase in the number of days sales in trade receivables for unrelated customers, as compared to the same prior year period, was primarily attributable to certain new product shipments to domestic customers occurring later in the quarter in preparation of new products, Rihanna and other new brand fragrances from existing licenses, launched in late January 2011. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it may have a material adverse effect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania for the nine-months ended December 31, 2010, has improved, it generally exceeds those of unrelated customers, primarily due to Perfumania’s seasonal cash flows (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania).

We had net sales of $37.9 million and $38.3 million during the nine-months ended December 31, 2010, and 2009, respectively, ($11.2 million and $13.3 million during the three-months ended December 31, 2010, and 2009, respectively) to Perfumania and to Quality King. The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. During the nine-months ended December 31, 2010, there were no sales to Quality King. During the nine-months ended December 31, 2009, we sold $9.1 million of products to Quality King.  See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania and Quality King and the sales amounts during the respective periods for each related party.

 Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have a material adverse effect on our financial condition and results of operations.  Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter.  Net trade accounts receivable owed by Perfumania to the Company totaled $14.4 million at December 31, 2010, and $10.5 million at March 31, 2010.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by our Board of Directors.  No allowance for credit loss has been recorded as of December 31, 2010.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.  The invoice terms to Quality King were stated as sixty days.  No amount was owed by Quality King at December 31, 2010, and March 31, 2010.

In addition to our receivable from Perfumania, we had net trade receivables of $0.001 million and $0.4 million at December 31, 2010, and March 31, 2010, respectively, from Jacavi.  Invoice terms to Jacavi are normally payment upon shipment, however, in anticipation of the holiday season, management extended 75 day terms on Jacavi’s holiday purchases, which payment was received as scheduled.  Sales to Jacavi are recorded as related party sales, as Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2010, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock. The Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010, excluding warrants owned by the Garcia Group. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to nine-month supply of some items in order to ensure timely production schedules. In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels. See Note D to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

During the current year, the number of days sales in inventory increased to 258 days from 172 days.  This calculation compares the ending inventory value to an estimated average daily cost of sales.  Although our inventory levels remained relatively constant, total sales and costs of sales in the prior period were higher, which resulted in a decrease in the number of days in inventory.  In the current year, lower sales resulted in a decrease in cost of goods sold and an increase in the number of days in inventory.  Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season.  However, in preparation of the launch of our new Rihanna brand fragrance in late January 2011, our inventory levels were higher, as we only began shipping this brand in late December 2010.  We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at December 31, 2010, based on current conditions, is stated at the lower of cost or market and based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of up to 1,000,000 shares, subject to certain limitations, including approval from our former lender. There is no expiration date specified for this program. As of December 31, 2010, we had repurchased, under all phases of our common stock buy-back program (including those phases before 2008), a total of 11,718,977 shares at a cost of $40.4 million. We did not repurchase any shares of our common stock during the nine-months ended December 31, 2010, or during the year ended March 31, 2010.  Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

On June 25, 2010, we entered into a Loan Agreement with GE Capital. The Loan Agreement is a revolving credit facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the Loan Agreement is two years.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires us to maintain a minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving credit facility.  At any point if we fall below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA (as defined below), minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have a  minimum net liquidity balance of $12.5 million to borrow under the Loan Agreement. As of December 31, 2010, we met the minimum liquidity requirements under the Loan Agreement.

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

Borrowings under the Loan Agreement are secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital, as administrative and collateral agent, has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital, as administrative and collateral agent, a full guaranty of payment of the obligations under the Loan Agreement. As of December 31, 2010, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $12.7 million.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2011. In addition, the revolving credit facility will provide us an opportunity to improve liquidity and profitability.  However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the quarter ended December 31, 2010, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2010.

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

PART II – OTHER INFORMATION

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

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, has been postponed as well.  No new hearing date has been established.  The motion seeks a ruling that one of our directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion was based.

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

ITEM 1A. RISK FACTORS.

There were no material changes during the quarter ended December 31, 2010, in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit #	Description
10.1
Executive Employment Agreement, dated November 8, 2010, between Parlux Fragrances, Inc. and Mr. Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2010).

10.2	First Amendment to Lease Agreement, dated November 24, 2010, between Parlux Fragrances, Inc. and GreDel Properties, L.L.C.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share data)

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,303	$17,579
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $6,779 and $4,144, respectively	8,763	3,372
Trade receivables from related parties	14,444	10,873
Income tax receivable	160	7,161
Inventories	38,795	41,846
Prepaid promotional expenses, net	6,975	7,867
Prepaid expenses and other current assets, net	7,869	9,437
Deferred tax assets, net	4,503	5,238
TOTAL CURRENT ASSETS	101,812	103,373

Equipment and leasehold improvements, net	1,910	2,679
Trademarks and licenses, net	4,350	4,654
Deferred tax assets, net	1,682	1,667
Other	1,968	1,959
TOTAL ASSETS	$111,722	$114,332
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,558	$10,019
Accrued expenses	2,900	4,513
TOTAL CURRENT LIABILITIES	10,458	14,532
TOTAL LIABILITIES	10.458	14,532
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and March 31, 2010	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,183,789 and 30,143,789 shares issued at December 31, 2010 and March 31, 2010, respectively	302	301
Additional paid-in capital	106,348	105,943
Retained earnings	29,887	28,829
	136,537	135,073
Less 9,668,977 shares of common stock in treasury, at cost, at December 31, 2010 and March 31, 2010	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	101,264	99,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,722	$114,332

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net sales:
Unrelated customers, including licensing fees of $19 and $56 for the three and nine-months ended December 31, 2010, and 2009, respectively	$19,336	$31,244	$51,159	$86,342
Related parties	11,864	15,546	41,508	40,553
Sales – expired license	197	3,490	1,423	3,490
	31,397	50,280	94,090	130,385
Cost of goods sold:
Unrelated customers	7,795	15,937	21,785	39,853
Related parties	5,171	10,736	19,495	23,815
Cost of sales – expired license	197	4,922	1,422	4,922
	13,163	31,595	42,702	68,590

Gross margin	18,234	18,685	51,388	61,795
Operating expenses:
Advertising and promotional	10,642	16,703	24,419	39,057
Selling and distribution	2,816	3,642	9,125	10,581
Royalties	2,591	3,878	8,041	10,642
General and administrative, including share-based compensation expense of $119 and $284 for the three and nine-months ended December 31, 2010, respectively, and $192 and $356 for the three and nine-months ended December 31, 2009, respectively	1,906	2,328	5,992	6,919
Depreciation and amortization	524	755	1,706	2,254
Total operating expenses	18,479	27,306	49,283	69,453

Operating (loss) income	(245)	(8,621)	2,105	(7,658)
Other income (expense):
Interest income	4	—	13	1
Interest expense and bank charges	(201)	(131)	(413)	(284)
Foreign exchange gain (loss)	1	—	1	(1)
(Loss) income before income taxes	(441)	(8,752)	1,706	(7,942)
Income tax (benefit) provision	(168)	(3,326)	648	(3,018)
Net (loss) income	$(273)	$(5,426)	$1,058	$(4,924)

(Loss) income per common share:
Basic	$(0.01)	$(0.27)	$0.05	$(0.24)
Diluted	$(0.01)	$(0.27)	$0.05	$(0.24)
Weighted average number of shares outstanding:
Basic	20,496,334	20,324,812	20,487,316	20,324,812
Diluted	20,496,334	20,324,812	20,574,513	20,324,812

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2010
(In thousands, except number of shares)
(UNAUDITED)

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total
BALANCE at March 31, 2010	30,143,789	$301	$105,943	$28,829	9,668,977	$(35,273)	$99,800
Net income	—	—	—	1,058	—	—	1,058
Recovery of profits under Section 16(b) on the sale of common stock (net of legal fees of $8)	—	—	53	—	—	—	53
Issuance of common stock upon exercise of stock options	40,000	1	68	—	—	—	69
Share-based compensation from option grants	—	—	284	—	—	—	284
BALANCE at December 31, 2010	30,183,789	$302	$106,348	$29,887	9,668,977	$(35,273)	$101,264

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,058	$(4,924)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Share-based compensation expense	284	356
Depreciation and amortization	1,706	2,254
Provision for doubtful accounts	192	332
Write-downs of prepaid promotional supplies	408	1,856
Write-downs of inventories	393	4,991
Deferred income tax provision	720	(2,815)
Changes in assets and liabilities:
(Increase) decrease in trade receivables - customers	(5,583)	2,184
Increase in trade receivables - related parties	(3,571)	(7,059)
Decrease in income tax receivable	7,001	3,156
Decrease in inventories	2,658	18,409
Decrease (increase) in prepaid promotional expenses	484	(644)
Decrease in prepaid expenses and other current assets	1,568	1,505
Increase in inventories, non-current	—	(4,378)
Increase in other non-current assets	(9)	(4)
Decrease in accounts payable	(2,461)	(12,262)
(Decrease) increase in accrued expenses	(1,613)	2,088
Total adjustments	2,177	9,969
Net cash provided by operating activities	3,235	5,045
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(591)	(1,633)
Purchases of trademarks	(42)	(37)
Net cash used in investing activities	(633)	(1,670)
Cash flows from financing activities:
Proceeds - line of credit, net	—	2,080
Repayments on capital leases	—	(535)
Proceeds from issuance of common stock upon exercise of stock options	69	—
Recovery of profits under Section 16(b) on the sale of common stock (net of legal fees of $8)	53	—
Net cash provided by financing activities	122	1,545
Net increase in cash and cash equivalents	2,724	4,920
Cash and cash equivalents, beginning of period	17,579	6,088
Cash and cash equivalents, end of period	$20,303	$11,008

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

B.           Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan. As of December 31, 2010, options to acquire 986,800 shares of the Company’s common stock have been granted (including options to acquire 85,000 shares of common stock granted during April 2010, 253,800 shares of common stock granted during July 2010, and 60,000 shares of common stock granted during October 2010, as noted below).

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

On June 5, 2009, the Company granted, to an executive officer, options under the 2007 Plan to acquire 100,000 shares of its common stock at $1.84 per share, the closing price of the stock on June 5, 2009. These options have a life of five years from the date of grant, and vest 33% each year over a three-year period. The fair value of the options was determined to be $111, which is being expensed as share-based compensation over a three-year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	82%
Risk-free interest rate	2%
Dividend yield	0%

On October 13, 2009, the Company granted options under the 2007 Plan to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) to its four non-employee directors, to acquire common stock during a five-year period at $2.18 per share, the closing price of the stock on October 13, 2009. The fair value of the options was determined to be $79, which was expensed as share-based compensation during the quarter ended December 31, 2009.

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

On April 1, 2010, the Company granted, to two executive officers and a consultant, options under the 2007 Plan to acquire 50,000, 20,000 and 15,000 shares, respectively, of its common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The executive officer’s options vested 50% immediately, with the remaining 50% vesting on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively, and are being expensed as share-based compensation in accordance with the vesting period.  The consultant’s options vested immediately and were expensed as share-based compensation. The fair value of the options was determined to be $60, $24, and $17, respectively.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	0%

On July 1, 2010, the Company granted, to various employees, options under the 2007 Plan to acquire 253,800 shares of its common stock at $1.74 per share, the closing price of the stock on July 1, 2010. These options have a life of five years from the date of grant (or thirty days after termination of employment for any reason), and vest 25% after each of the first two years, and 50% after the third year. The fair value of the options was determined to be $261, which is being expensed as share-based compensation over a three year period in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	79%
Risk-free interest rate	2%
Dividend yield	0%

On October 12, 2010, the Company granted options under the 2007 Plan to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) to its four non-employee directors, to acquire common stock during a five-year period at $2.23 per share, the closing price of the stock on October 12, 2010.  The fair value of the options was determined to be $79, which was expensed as share-based compensation during the quarter ended December 31, 2010.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	0%

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (234,000 of which are outstanding at December 31, 2010), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010, and March 31, 2010. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010, and March 31, 2010.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future options/warrant holder’s behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual employee option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the nine-months ended December 31, 2010, was approximately 6%.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine-months ended December 31, 2010, and 2009, was $284 and $356, respectively ($119 and $192 for the  three-months ended December 31, 2010, and 2009, respectively).

The following table summarizes the stock option and warrant activity during the nine-months ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2010	7,017,150	$4.70	6.75	$227
Granted	398,800	1.92	4.52	—
Exercised	(40,000)	1.71	4.16	(69)
Forfeited	(42,475)	1.09	3.63	—
Outstanding as of December 31, 2010	7,333,475	$4.57	5.94	$572
Exercisable as of December 31, 2010	2,452,093	$4.21	4.90	$572

Proceeds relating to the exercise of all options and warrants during the nine-months ended December 31, 2010, and 2009, were $69 and $0, respectively.

The following table summarizes information about the options and warrants outstanding at December 31, 2010, of which 2,452,093 are exercisable:

			Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

		$0.82	15,000	$0.82	3.50	$32
$1.04	-	$1.22	214,000	$1.21	0.25	369
$1.74	-	$2.71	642,225	$2.05	4.01	171
$3.30	-	$4.60	459,750	$4.24	1.91	—
$5.00	-	$5.55	6,002,500	$5.00	6.67	—
			7,333,475	$4.57	5.94	$572

In June 2010, one of the Company’s former major stockholders remitted $61 ($53 net of legal fees), to the Company as a recovery of short-swing profits recognized from the purchase and sale of the Company’s common stock. The recovery is included in additional paid-in capital in the accompanying unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity.

C.           Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.           Inventories

The components of inventories are as follows:

	December 31, 2010	March 31, 2010
Finished products:
Fragrances	$22,146	$22,857
Watches	—	342
Handbags	—	62
Components and packaging material:
Fragrances	13,544	16,240
Watches	—	4
Raw material	3,105	2,341
	$38,795	$41,846

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $4,144 and $3,246 at December 31, 2010, and March 31, 2010, respectively.

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires the Company to maintain at least a three to nine-month supply of some items in order to ensure timely production schedules. These lead times are most affected for glass and plastic components orders, as many of the Company’s unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of the Company’s inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of the Company’s major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause the Company to decrease prices to reduce inventory levels.

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

Inventories and write-downs, by major categories, as of December 31, 2010, and March 31, 2010, are as follows:

	December 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$22,248	$13,782	$3,158	$39,188
Less write-downs	102	238	53	393
Net inventories	$22,146	$13,544	$3,105	$38,795

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$28,195	$22,268	$2,585	$53,048
Less write-downs	4,934	6,024	244	11,202
Net inventories	$23,261	$16,244	$2,341	$41,846

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

As of December 31, 2010, and March 31, 2010, of our total inventories of $39,188 and $53,048, respectively, management determined that approximately $2,514 and $9,453, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written down by $102 at December 31, 2010, and $4,934 at March 31, 2010, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of December 31, 2010, and March 31, 2010, approximately $1,984 and $7,692, respectively, were identified as problematic and the inventory was written down by $238 and $6,024, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of December 31, 2010, and March 31, 2010, approximately $1,879 and $244, respectively, were identified as problematic and the inventory was written down by $53 and $244, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed.  During the nine-months ended December 31, 2010, the Company transferred $1,423 of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010 net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2010.

E.           Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2010	March 31, 2010	Estimated Life (in years)
Fred Hayman Beverly Hills (“FHBH”)	$2,820	$2,820	10
Paris Hilton	935	892	5
Rihanna	1,777	1,777	5
Kanye West	1,777	1,777	5
XOXO	—	4,285	5
Other	217	217	5-25
	7,526	11,768
Less accumulated amortization	(3,176)	(7,114)
	$4,350	$4,654

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the three and nine-months ended December 31, 2010.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2010). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands, and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

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

On December 18, 2009, the Company’s stockholders approved the issuance of additional Warrants to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants which consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements, dated April 7, 2009, with Rihanna and Kanye West were issued on December 18, 2009, for a total of 3,000,000 shares per sublicense. In addition, the Company will issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn Carter and the fourth artist, if and when such sublicenses are entered into. If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense). The executed licenses are recorded at the fair value of the warrants issued and will be amortized over a five-year period, commencing as of the launch of the first fragrance under each of the licenses (see Note B for further discussion).

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

F.           Borrowings

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the Loan Agreement is two years.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain a minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving credit facility. At any point if the Company falls below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $12,500 to borrow under the Loan Agreement.  As of December 31, 2010, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of December 31, 2010, no amounts have been borrowed under the Loan Agreement and the Company’s availability under the Loan Agreement was $12,690.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2011. In addition, the revolving credit facility will provide the Company an opportunity to improve liquidity and profitability. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

G.           Related Party Transactions

	December 31, 2010	March 31, 2010
Accounts receivable from related parties:
Perfumania	$14.443	$10,496
Quality King	—	—
Other related parties	1	377
	$14,444	$10,873

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Sales to related parties:
Perfumania	$11,177	$13,329	$37,853	$29,245
Quality King	—	—	—	9,091
Other related parties	687	2,217	3,655	2,217
	$11,864	$15,546	$41,508	$40,553

The Company had net sales of  $37,853 and $38,336 during the nine-month periods ended December 31, 2010, and 2009, respectively, ($11,177 and $13,329 during the three-month periods ended December 31, 2010, and 2009, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 369 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (10.1% at December 31, 2010), and accordingly, transactions with Perfumania continue to be presented as related party transactions.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions. During the nine-months ended December 31, 2010, there were no sales to Quality King.  During the nine-months ended December 31, 2009, the Company sold $9,091 of products to Quality King.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for over ten years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $14,443 and $10,496 at December 31, 2010, and March 31, 2010, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.  No allowance for credit loss has been recorded as of December 31, 2010.  The Company’s invoice terms to Quality King were stated as sixty days.  No amount was owed by Quality King to the Company at December 31, 2010, and March 31, 2010.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its receivable from Perfumania, the Company had net trade receivables of $1 and $377 at December 31, 2010, and at March 31, 2010, respectively, from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 9.1% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2010, and is one of the principals of Artistic Brands (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.  Invoice terms to Jacavi are normally payment upon shipment, however, in anticipation of the holiday season, management extended 75 day terms on Jacavi’s holiday purchases, which payment was received as scheduled.

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

H.           Basic and Diluted (Loss) Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per common share calculations:

	Three Months Ended December 31,
	2010	2009
Net loss	$(273)	$(5,426)
Weighted average number of shares issued	30,165,311	29,993,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,496,334	20,324,812
Basic net loss per common share	$(0.01)	$(0.27)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,496,334	20,324,812
Effect of dilutive securities:
Stock options and warrants	-	-
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,496,334	20,324,812
Diluted net loss per common share(1)	$(0.01)	$(0.27)
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	7,333,475	7,098,375
Exercise price	$0.82 to 5.55	$0.82 to 5.55

	Nine Months Ended December 31,
	2010	2009
Net income (loss)	$1,058	$(4,924)
Weighted average number of shares issued	30,156,293	29,993,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic and fully diluted earnings per share calculation	20,487,316	20,324,812
Basic net income (loss) per common share	$0.05	$(0.24)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,487,316	20,324,812
Effect of dilutive securities:
Stock options and warrants	87,197	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,574,513	20,324,812
Diluted net income (loss) per common share(1)	$0.05	$(0.24)
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,765,094	7,098,375
Exercise price	$3.30 to 5.55	$0.82 to 5.55
———————
(1)
The number of shares utilized in the calculation of diluted loss per share was the same as those used in the basic calculation of loss per share for the three-months ended December 31, 2010, and for the three and nine-months ended December 31, 2009, as the Company incurred a net loss for these periods.

I.             Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months ended December 31,
	2010	2009
Cash received for:
Income taxes	$7,228	$3,628
Cash paid for:
Interest and bank charges	$413	$284
Income taxes	$156	$401

Supplemental disclosure of non-cash investing and financing activities for the nine-months ended December 31, 2009, is as follows:

●
The Company granted warrants to acquire the fragrance licensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $3,554, which is included in additional paid-in capital and trademarks and licenses, net in the accompanying unaudited Condensed Consolidated Balance Sheets (see Notes B and E for further discussion).

J.           Income Taxes

The tax provisions for the periods reflect an estimated effective rate of 38%. Actual tax benefits realized may be greater or less than the amounts recorded, and such differences may be material. Income tax receivable at December 31, 2010, includes $160 of recoverable state income taxes previously paid, which is included in income taxes receivable in the accompanying unaudited Condensed Consolidated Balance Sheet. During the nine-months ended December 31, 2010, the Company received tax refunds of $7,143 and $85 relating to prior year federal and state income taxes, respectively. In connection with the filing of the Company’s income tax returns for the fiscal year ended March 31, 2010, the Company accelerated certain deductions for income tax purposes, which resulted in an additional $346 of refunds over the amount initially estimated at March 31, 2010.

K.           License and Distribution Agreements

During the nine-months ended December 31, 2010, the Company held exclusive worldwide licenses and sublicenses to manufacture and sell fragrance and other related products for XOXO, Paris Hilton, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto. On June 30, 2010, the Company’s license with XOXO expired and was not renewed. On September 30, 2010, the Company’s license with babyGund expired and was not renewed.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License for an additional three years through June 30, 2010. The Company did not renew this license. As of December 31, 2010, the Company did not have any remaining  XOXO fragrance brand inventory.

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

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expired on June 30, 2010, and was renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. The Company did not exercise its option to renew this license. As of December 31, 2010, the Company has sold all remaining inventory of the Paris Hilton brand watches in accordance with the provisions of the agreement.

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. To date, no products have been launched under this license. As the cosmetic license was due to expire in fiscal year 2011, all remaining royalty obligations were expensed in fiscal year 2010. The Company did not exercise its option to renew this license.

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. The first products under this agreement were launched during summer 2006. During fiscal 2008, the Company sublicensed the international rights under this license. The Company remained contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. The Company did not exercise its option to renew this license.  As of December 31, 2010, the Company has sold all remaining inventory of the Paris Hilton brand handbags in accordance with the provisions of the agreement.

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

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continued through September 30, 2010, and was renewable for an additional two years if certain sales levels were met. The Company did not exercise its option to renew this license. As of December 31, 2010, the Company does not have any material amount of babyGUND fragrance brand inventory and expects to sell, in accordance with the provisions of the agreement, all remaining inventory over the next several months.

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

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company  launched a new fragrance under this license in April 2010.

Josie Natori

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on December 31, 2012, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in July 2009.

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

Rihanna

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. The Company launched a new fragrance under this license in late January 2011.

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

L.           Segment Information

Prior to the quarter ended December 31, 2005, the Company operated in one industry segment as a manufacturer and distributor of prestige fragrances and beauty related products. During December 2005 and March 2006, the Company commenced sales of watches and handbags, respectively, both of which were under license agreements with Paris Hilton Entertainment, Inc. Revenues from the sale of watches and handbags during the nine- months ended December 31, 2010, totaled $455 and $19, respectively ($885 and $4 for the nine-months ended December 31, 2009, respectively). At December 31, 2010, the Company has sold all remaining inventories of the Paris Hilton brand watches and handbags (inventories were $346 and $62 for watches and handbags, respectively, at March 31, 2010).  The Company does not anticipate preparing full segment disclosure, as the Paris Hilton watch license expired on June 30, 2010, and the Paris Hilton handbag license expired on January 15, 2011.

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

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, has been postponed as well.  No new hearing date has been established. The motion seeks a ruling that one of the Company’s directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion is based.

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

N.           Recent Accounting Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 (quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect the adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements to have a material impact on its consolidated financial statements.

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
Date: February 3, 2011

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