Form 10-Q/A
period 2010-12-31
PARLUX FRAGRANCES INC
filed 2011-02-17
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————
FORM 10-Q/A
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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Parlux Fragrances, Inc. for the quarterly period ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 3, 2011 (the “Original Filing”). This Amendment is being filed solely to amend Exhibits 32.1 and 32.2 to the Original Filing as set forth in Exhibits 32.1 and 32.2 hereto by correcting the date referenced in such exhibits from the Form 10-Q for the period ending September 30, 2010 to the Form 10-Q for the period ending December 31, 2010. No other changes are hereby made to the Original Filing.

ITEM 6.  EXHIBITS.

Exhibit #	Description
10.1
Executive Employment Agreement, dated November 8, 2010, between Parlux Fragrances, Inc. and Mr. Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2010).

10.2	First Amendment to Lease Agreement, dated November 24, 2010, between Parlux Fragrances, Inc. and GreDel Properties, L.L.C.(1)
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.(1)
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
______________
(1)  Previously filed with Parlux Fragrances, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond J. Balsys
Raymond J. Balsys,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 17, 2011

EXHIBIT INDEX

Exhibit #	Description
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.