Form 10-K
period 2011-03-31
PARLUX FRAGRANCES INC
filed 2011-05-26
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,192,955 based on a closing sale price of $2.24 as reported on the National Association of Securities Dealers Automated Quotation System. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Form 4, Schedule 13D and 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2011
Common Stock, $ 0.01 par value per share	20,758,812 shares

PARLUX FRAGRANCES, INC.

PART I

ITEM 1.   BUSINESS.

Introduction

Parlux Fragrances, Inc. (referred to as “Parlux”, the “Company”, “us”, and “we”) is engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The fragrance market is generally divided into a prestige group (distributed primarily through department and specialty stores) and a mass market group (distributed primarily through chain drug stores, mass merchandisers, smaller perfumeries and pharmacies). Our fragrance products are positioned primarily in the prestige group.

During the fiscal year ended March 31, 2011, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, Jessica Simpson, Rihanna, Queen Latifah, Marc Ecko, Josie Natori, Nicole Miller, XOXO, Ocean Pacific (“OP”), and babyGUND fragrances and grooming items on an exclusive basis as a licensee or sublicensee.  During fiscal year ended March 31, 2011, we entered into an exclusive fragrance licensing agreement with Vince Camuto, Chief Designer and Chief Executive Officer of the Camuto Group.  During the fiscal year ended March 31, 2010, we entered into sublicensing agreements for the fragrance licenses of entertainers Rihanna and Kanye West.

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

Recent Developments

Amendment and Restatement of Sublicense Agreement with Artistic Brands

On March 2, 2011, we entered into an amended and restated sublicense agreement (the "Sublicense") with Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC ("Artistic Brands"), which amends and restates in its entirety that certain sublicense agreement, dated April 7, 2009, between Parlux and Artistic Brands.  Pursuant to the Sublicense, Parlux has the exclusive right and license to manufacture, promote, distribute and sell prestige fragrances and related products under the Kanye West name. The initial term of the sublicense expires on March 31, 2017, and is renewable for an additional three-year term if certain sales levels are met. Pursuant to the Sublicense, we assumed Artistic Brands' obligation to make royalty payments to the licensor, including any guaranteed minimum royalties.  We anticipate launching a new fragrance under this license in late fiscal year 2012.

Reb’l Fleur by Rihanna Fragrance Launch Video Premiere

On February 15, 2011, Parlux, Rihanna and Droga5, LLC (“Droga5”) released an interactive video website (rihannareblfleur.com) as the centerpiece of our marketing campaign for “Reb’l Fleur”, Grammy® award-winning recording artist Rihanna’s new brand fragrance. The website is entirely user-controlled and allows fans to explore both sides of Rihanna’s personality – Reb’l and Fleur - through a “palindromic” film and audio track that can be played at full-screen forwards, backwards, slow or at full speed using simple movements of a computer mouse.  Collaborating with Droga5, music video director, Dave Meyers, and choreographer, Tina Landon, choreographed each artist and camera movement to create a seamless story in each direction. Through the website interface, fans can express their own personality via social media, declaring to Facebook or Twitter whether they are a Reb’l or a Fleur, with unique URLs (goodfeelssobad.com and badfeelssogood.com) driving friends to the site for their own experience.

The Products

At present, our principal products are fragrances, which are distributed in a variety of sizes and packaging. In addition, beauty-related products such as body lotions, creams, shower gels, deodorants, soaps, and dusting powders complement the fragrance line. Our basic fragrance products generally retail at prices ranging from $25 to $110 per item.

We design and create fragrances using our own staff and independent contractors. We supervise the design of our packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. During fiscal year 2011, we completed the design process, and launched production and distribution of PARIS HILTON “Tease”, and our new PARIS HILTON Passport fragrances “Paris Hilton in Paris”, “Paris Hilton in South Beach” and “Paris Hilton in Tokyo”, JESSICA SIMPSON “Fancy Nights”, RIHANNA “Reb’l Fleur”, QUEEN LATIFAH “Queen of Hearts”, and NICOLE MILLER “Nicole Miller” women’s fragrances, as well as MARC ECKO “UNLTD” and MARC ECKO “Blue” men’s fragrances.

During the last three fiscal years, the following brands have accounted for 10% or more of our sales:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

PARIS HILTON (including accessories)	60%	42%	55%
GUESS? (license expired in December 2009)	N/A	28%	30%
JESSICA SIMPSON	19%	15%	13%

Under a separate license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), we developed a line of fashion watches, which retailed at prices ranging from $85 to $200 per item. We sold these watches to a limited number of U.S. retailers and international markets utilizing third party distributors. This license expired on June 30, 2010, and was not renewed.

In addition, we entered into various distribution agreements with PHEI for handbags, purses, wallets, and other small leather goods (“handbags”), which have been shipped in the U.S. and certain international markets, as well as cosmetics and sunglasses.  During the year ended March 31, 2008, we sublicensed the international rights for Paris Hilton handbags. Although we remained contingently liable for the minimum guaranteed royalty from our assignment of the license, we generated $0.2 million in fiscal year 2011, $0.4 million in each fiscal year 2010 and 2009, in sublicense revenue.  The handbag license expired on January 15, 2011, and was not renewed.  In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses through January 15, 2012, the expiration date of this license. Although we remain contingently liable for the minimum guaranteed royalty from our assignment of the license, we generated $0 million in fiscal year 2011 and $0.3 million in fiscal year 2010 in sublicense revenue. The sunglasses license is due to expire on January 15, 2012, and, if all obligations of the sublicense are met, we anticipate minimum revenues of $1.6 million under this sublicense for fiscal year 2012.  The license for Paris Hilton cosmetics expired on January 15, 2011, all remaining royalty obligations under this license were expensed in fiscal year 2010 and the license was not renewed.

Marketing and Sales

In the United States, we have our own fragrance sales and marketing staff, and utilize independent commissioned sales representatives for sales to domestic U.S. military bases and mail order distribution. We sell directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our products as prestige fragrances. Our products are sold in over 2,500 retail outlets in the United States. Additionally, we sell a number of our products to Perfumania, Inc. (“Perfumania”), which is a specialty retailer of fragrances with approximately 360 retail outlets principally located in manufacturers’ outlet malls and regional malls in the U.S. and in Puerto Rico, and to Quality King Distributors, Inc. (“Quality King”). Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Perfumania is one of our Company’s largest customers, and transactions with Perfumania are closely monitored by management. Any unusual trends or issues with Perfumania are brought to the attention of our Company’s Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in our Company at that time (equivalent to 9.9% at March 31, 2011), and accordingly, transactions with Perfumania and Quality King are included as related party sales in the accompanying Consolidated Statements of Operations.

During the years ended March 31, 2011 and 2010, we sold a number of our products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011, and is one of the principals of Artistic Brands.  On April 7, 2009, we entered into a sublicensing agreement with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West.  Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G  with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.5% at March 31, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D with the SEC.  Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statements of Operations.

Outside the United States, marketing and sales activities for all of our products are conducted through distribution agreements with independent distributors, whose activities are monitored by our international sales staff. We presently market our fragrances through distributors in Canada, Europe, the Middle East, Asia, Australia, Latin America, the Caribbean and Russia, covering over 80 countries. Net sales to unrelated international customers amounted to approximately 24%, 31%, and 37% of our total net sales during the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

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

The lead time for certain of our raw materials inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic component orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock.  In addition, when we launch a new brand or Stock Keeping Unit (“SKU”), we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

Seasonality

Typical of the fragrance industry, we have our highest sales as our customers purchase our products in advance of the Mother’s and Father’s Day periods and the calendar year-end holiday season, which fall during our first fiscal quarter, and our third fiscal quarter. Lower than projected sales during these periods could have a material adverse effect on our operating results.

Industry Practices

It is an industry practice in the United States for businesses that market fragrances to department stores to provide the department stores with rights to return merchandise, primarily for multi-SKU gift sets produced and sold during the gift-giving seasons, discussed above.  Our fragrance products are subject to such return rights. It is our practice to establish reserves and provide allowances for product returns at the time of sale based on historical return patterns. We believe that such reserves and allowances are adequate based on experience; however, we cannot provide assurance that reserves and allowances will continue to be adequate or that returns will not increase. Consequently, if product returns are in excess of the reserves and allowances provided, net sales will be reduced during the quarterly period when such fact becomes known.

Customers

We concentrate our fragrance sales efforts in the United States in a number of national and regional department store retailers which include, among others, Belk, Bloomingdales, Bon Ton, Boscovs, Dillards, J.C. Penney, Macy’s, Neiman Marcus, Saks, and Sears. We also sell directly to perfumery and cosmetic retailers, including Perfumania, Sephora and Ulta.  Retail distribution has been targeted by brands to maximize potential revenue and minimize overlap between each of these distribution channels. During the three years ended March 31, 2011, our sales to Macy’s accounted for more than 10% of our sales. Sales to Macy’s for the years ended March 31, 2011, 2010 and 2009, were $27.6 million, $34.1 million, and $34.7 million, or 21%, 21%, and 22% of our total sales, respectively. The loss of either Macy’s or Perfumania as our customer would have a material adverse effect on our total sales and results of operations.

Our international sales efforts are carried out through distributors in over 80 countries, the main focus of which has been in Latin America, Canada, Europe, Asia, Australia, the Middle East, the Caribbean and Russia. These distributors sell our products to the local department stores, as well as to numerous perfumeries in the local markets.

Perfumania offers us the opportunity to sell our products in approximately 360 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for approximately twenty years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center. During the three years ended March 31, 2011, our net sales to Perfumania, which also accounted for more than 10% of our sales, were as follows:

	For the Years Ended March 31,
	2011	2010	2009
(in millions)
Sales to Perfumania	$47.5	$37.6	$41.5
As a % of total net sales	39%	25%	27%

While our invoice terms to Perfumania are stated as net ninety (90) days, for more than fifteen years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $12.7 million and $10.5 million at March 31, 2011 and 2010, respectively.  Between April 1, 2011, and May 25, 2011, we received $1.5 million from Perfumania in payment of its outstanding balance. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. See “Liquidity and Capital Resources” for further discussion of this receivable.

We continue to evaluate our credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2011, and 2010. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on our business.

Foreign and Export Sales

We record sales, cost of sales, and other direct expenses in three main categories: Domestic, International and Related Parties.  Domestic includes sales generated by our Domestic Sales Division and generally includes sales to department and specialty stores in the United States that are not deemed to be related parties.  International covers all sales other than domestic and related party sales that are processed by way of our International Sales Division to international distributors that are not deemed to be related parties for the sale of products in markets outside of the United States.  Related parties are those parties that are known to us as having a related party relationship.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operation, and Note 2 to the accompanying Consolidated Financial Statements for additional information regarding related party transactions.  Because of the substantial margins generated by fragrance sales, some products intended for sale in certain international territories are re-exported to the United States, a common practice in the fragrance industry. Also, prior season gift sets, refurbished returns and other slow moving products, are sold at substantially discounted prices, and as such, can find their way into mass market channels. Additionally, where the licensor does not restrict distribution, sales are made in all markets deemed appropriate for the brand.  Our net sales to international customers were as follows:

	For the Years Ended March 31,
	2011	2010	2009
(in millions)
Sales to international customers	$29.7	$46.3	$55.8
As a % of total net sales	24%	31%	37%

No individual international customer accounted for more than 10% of our sales during the three fiscal years ended March 31, 2011.

Licensing Agreements

See “The Products” above for further discussion of the relative importance of our licensing agreements.

VINCE CAMUTO: Effective June 4, 2010, we entered into an exclusive fragrance license agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, to develop, manufacture and distribute prestige fragrances and related products under the Vince Camuto trademark. The initial term of the agreement expires on March 31, 2016, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We anticipate launching a new women’s fragrance under this license in the fall of 2011.

RIHANNA: Effective April 7, 2009, we entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the sublicense agreement, we assume the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon minimum sales volume.  We launched the first fragrance under this license in late January 2011.

KANYE WEST: Effective April 7, 2009, we entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name.

On March 2, 2011, we entered into an amended and restated sublicense agreement with Artistic Brands.  The initial term of the sublicense expires on March 31, 2017, and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the amended and restated sublicense agreement, we assume the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.  We anticipate launching a new fragrance under this license in late fiscal year 2012.

MARC ECKO: Effective November 5, 2008, we entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in late September 2009. The license agreement was amended on November 2, 2010, which, among other items, reduced minimum royalty and advertising commitments.

QUEEN LATIFAH: Effective May 22, 2008, we entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in June 2009.

JOSIE NATORI: Effective May 1, 2008, we entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on September 30, 2012, and is renewable for an additional three-year term if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched the first fragrance under this license in July 2009.  The license agreement was amended on December 10, 2010, which, among other items, reduced minimum royalty commitments.

NICOLE MILLER: Effective August 1, 2007, we entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. We must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. We launched a new fragrance under this license in April 2010. The license agreement was amended on January 17, 2011, which, among other items, reduced minimum royalty and advertising commitments.

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

PARIS HILTON: Effective June 1, 2004, we entered into an exclusive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was renewed during fiscal year 2009.  The term of the agreement expires on June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expired on June 30, 2010, and was renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. We did not exercise our option to renew this license. As of March 31, 2011, we had sold all remaining inventory of the Paris Hilton brand watches in accordance with the provisions of the agreement.

On May 11, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. No products were launched under this license. As the cosmetic license was due to expire in fiscal year 2011, all remaining royalty obligations were expensed in fiscal year 2010. We did not exercise our option to renew this license.

On May 13, 2005, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. The first products under this agreement were launched during summer 2006.  During fiscal 2008, we sublicensed the international rights under this license. We remained contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. We did not exercise our option to renew this license.  As of March 31, 2011, we had sold all remaining inventory of the Paris Hilton brand handbags in accordance with the provisions of the agreement.

On April 5, 2006, we entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expires on January 15, 2012, and is renewable for an additional five-year period. In January 2009, we entered into an agreement with Gripping Eyewear, Inc. (“GEI”), assigning the worldwide rights with PHEI, for the production and distribution of Paris Hilton sunglasses. We remain contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. We do not anticipate any renewals of this license.

Under all of the PHEI agreements, we must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based on sales volume.

babyGUND: Effective April 6, 2005, we entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continued through September 30, 2010, and was renewable for an additional two years if certain sales levels were met. We did not exercise our option to renew this license. As of March 31, 2011, we had sold all remaining babyGUND fragrance brand inventory in accordance with the provisions of the agreement.

XOXO: Effective January 6, 2005, we entered into a purchase and sale agreement with Victory International (USA), LLC (“Victory”), whereby we acquired the exclusive worldwide licensing rights (the “Fragrance License”), along with inventories, molds, designs and other assets, relating to the XOXO fragrance brand. The Fragrance License required the payment of a minimum royalty, whether or not any product sales were made, and spend of certain minimum amounts for advertising.

During June 2006, we negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License through June 30, 2010. We did not renew this license. As of March 31, 2011, we had sold all remaining XOXO fragrance brand inventory in accordance with the provisions of the agreement.

ANDY RODDICK: Effective December 8, 2004, we entered into an exclusive worldwide license agreement with Mr. Andy Roddick, to develop, manufacture and distribute prestige fragrances and related products under his name. The initial term of the agreement, as amended, expired on March 31, 2010, and was renewable for an additional three-year period, at the mutual agreement of both parties. The first fragrance under this agreement was produced during March 2008. Under the agreement, we were required to pay a minimum royalty, whether or not any product sales were made, and spend minimum amounts for advertising based on sales volume. This license expired on March 31, 2010, and was not renewed.

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

On March 28, 2003, we entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50 thousand (the “FHBH Sublicense”). The initial term of the FHBH Sublicense was for five years, and is automatically renewable every five years at the sublicensee’s option. The FHBH Sublicense excluded the right to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the FHBH Sublicense, granting all new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75 thousand and the royalty percentage on sales of new FHBH products was increased to 3% of net sales. We received licensing fees under this sublicense of $87 thousand in fiscal year ended March 31, 2011, and $75 thousand during each fiscal year ended March 31, 2010 and 2009.

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

There are no pending and, to the best of our knowledge, no threatened product liability claims of a material nature. Over the past ten years, we have not been presented with any significant product liability claims. Based on this historical experience, management believes that its insurance coverage is adequate, but there can be no assurance that will be the case.

In connection with our previous Paris Hilton fashion watch business, we provided a one-year warranty on the watch mechanism and anticipate that repair service under the warranty would be handled by an outside third party, as necessary.

Government Regulations

A fragrance is defined as a “cosmetic” under the Federal Food, Drug and Cosmetics Act (the “FDC Act”). A fragrance must comply with the labeling requirements of the FDC Act, as well as the Fair Packaging and Labeling Act and related regulations. Under U.S. law, a product may be classified as both a cosmetic and a drug. If we produce such products, there would be additional regulatory requirements for products which are “drugs” including additional labeling requirements, registration of the manufacturer and the semi-annual update of a drug list.

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

Competition

The markets for fragrance and beauty related products and other accessories are highly competitive and sensitive to changing consumer preferences and demands. We believe that the quality of our products, as well as our ability to develop, distribute and market new products, will enable us to continue to compete effectively in the future and to continue to achieve positive product reception, position and inventory levels in retail outlets. We believe we compete primarily on the basis of product recognition and emphasis on providing in-store customer service. However, there are products, which are better known than the products distributed by us, and we do not presently have the extent of experience in the accessories market to compete effectively. There are also companies, which are substantially larger and more diversified. The top 30 beauty manufacturing companies, as listed in the August 2010 issue of “WWD Beauty Biz”, each have sales levels exceeding $1 billion and have substantially greater financial and marketing resources than we have, as well as greater name recognition, with the ability to develop and market products similar to, and competitive with, those distributed by us.

Employees

As of March 31, 2011, we had a total of 135 employees, consisting solely of full-time employees, all of which were located in the United States. Of these, 47 were engaged in worldwide sales activities, 56 in operations, marketing, administrative and finance functions and 32 in warehousing and distribution activities. None of our employees are covered by a collective bargaining agreement and we believe that our relationship with our employees is satisfactory. We also use the services of independent contractors in various capacities, including sales representatives both domestically and internationally, as well as temporary agency personnel to assist with seasonal distribution requirements.

ITEM 1A. RISK FACTORS.

Our business, financial condition, results of operations, and cash flows, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements.) You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors, or combination of factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

 The Paris Hilton line is our primary source of revenue following the expiration of our GUESS? license.

During the year ended March 31, 2010, licensed Paris Hilton and GUESS? brand products generated approximately $68.4 million and $46.2 million, respectively, in gross sales. The Paris Hilton and GUESS? brands of fragrances and accessories accounted for approximately 42% and 28%, respectively, of our gross sales from continuing operations during the fiscal year ended March 31, 2010. The GUESS? license expired on December 31, 2009, and was not renewed. As a result, licensed Paris Hilton brand products accounted for the majority of our gross sales and constituted our primary source of revenue for the year ending March 31, 2011.  During the fiscal year ended March 31, 2011, licensed Paris Hilton brand products accounted for $80.1 million in gross sales or approximately 60% of our gross sales.  If Paris Hilton's appeal as a celebrity were to diminish it could result in a material reduction in our sales of licensed Paris Hilton brand products, and have a material adverse effect on our financial condition, results of operations, and operating cash flows. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014.

If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

Our business strategy contemplates growing our portfolio of licensed brands. Our future expansion through acquisitions or new product licensing arrangements, if any, is dependent on the availability of capital resources and working capital. We may be unsuccessful in identifying, negotiating, financing and consummating such acquisitions and licensing arrangements on commercially acceptable terms, or at all, which could hinder our ability to increase revenues and grow our portfolio of licensed brands and our business. Additionally, even if we are able to consummate such acquisitions and licensing arrangements, we may not be able to successfully integrate them with our existing operations and portfolio of licenses or generate the expected levels of increased revenue as a result of such acquisitions and licensing arrangements.

The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development and subsequent promotions.

Generally, a significant number of new prestige fragrance products have been introduced annually on a worldwide basis. The beauty industry in general is highly competitive and consumer preferences change rapidly. The initial appeal of these new fragrances, launched for the most part in U.S. department stores, has fueled the growth of our industry. Department stores tend to lose sales to the mass market as a product matures. To counter the effect of lower department store sales, companies strategically introduce new products quickly, which requires additional spending for development, advertising and promotional expenses. Our success with new fragrance products depends on our products’ appeal to a broad range of consumers, whose preferences are subject to change and cannot be predicted with certainty, and on our ability to anticipate and respond to market trends through product innovation. In addition, a number of the new launches are with celebrities (either entertainers or athletes) which require substantial royalty commitments and whose careers and/or appeal could change dramatically, either positively or negatively, based on a single event. If one or more of our new product introductions were to be unsuccessful, or if the appeal of the celebrity related to a product were to diminish, it could result in a reduction in profitability and operating cash flows.

We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for our products or became financially unstable it may have a material adverse effect on our business.

We derive a significant portion of our revenue from two customers, Perfumania and Macy's.  During the fiscal years ended March 31, 2011, 2010 and 2009, we had sales of $47.5 million, $37.6 million, and $41.5 million, respectively, to Perfumania, which represented 39%, 25%, and 27%, respectively, of our total sales for these periods. During the fiscal years ended March 31, 2011, 2010 and 2009, we had sales of $27.6 million, $33.8 million, and $34.6 million, respectively, to Macy's, which represented 21%, 21%, and 22%, respectively, of our total sales. The loss of either Perfumania or Macy's as a customer, for any reason, could materially decrease our net sales and have an adverse effect on our results of operations.

The loss of or interruption in our arrangements with our manufacturers, suppliers and customers could have a material adverse affect on our sales, financial condition, and operating cash flow.

We generally do not have long-term or exclusive contracts with our domestic customers, certain international distributors or suppliers. Virtually all of our finished products are assembled from multiple components and manufactured by third parties. If we were to experience delays in the delivery of the finished products or the raw materials or components used to make such products, or if these suppliers were unable to supply such products, or if there were transportation problems between the suppliers and our distribution center, our sales, financial condition, and operating cash flow could be materially and adversely impacted. In addition, the loss of key distributors or customers, such as Macy’s or Perfumania, or a change in our relationship with such distributors or customers, could result in excess inventory and reduced sales, profitability, and operating cash flows.

The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, financial condition, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The fragrance and cosmetic industry is highly competitive and, at times, changes rapidly due to consumer preferences and industry trends. We compete primarily with global prestige fragrance companies, most of whom have significantly greater resources than we have and may be able to respond to changes in business and economic conditions more quickly or effectively than us. Competition in the fragrance and cosmetic industry is based on a number of factors including innovation and new product introductions, pricing of products, promotional activities and advertising, special events and electronic commerce initiatives. Our products compete for consumer recognition and shelf space with products that have achieved significant international, national and regional brand name recognition and consumer loyalty. Our products also compete with new products that often are accompanied by substantial promotional campaigns. In addition, these factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and a decrease in sales or profit margins during our peak seasons could have a disproportionate effect on our financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during peak holiday gift-giving seasons. Any decrease in sales or profit margins during these periods could have a disproportionate effect on our financial condition and results of operations. We provide allowances for sales returns based on our historical “sell-through” experience, economic trends and changes in our assessment of customer demand. Our customers generally request approval for the return of unsold items after a specific holiday gift-giving season and fluctuations in the allowance balance are generally higher after holiday gift-giving seasons. An increase in sales returns due to a change in economic conditions, or otherwise, may result in our estimated allowances being insufficient and may have a material adverse impact on our operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, any of which could have a material adverse effect on our financial condition and results of operations.

The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales, financial condition, and operating cash flow.

Over the last few years, the United States department store market has experienced a significant amount of consolidation, the most recent significant example of which is the consolidation of Macy’s various regional divisions into one centralized purchasing function. Such consolidations have resulted in us becoming increasingly dependent on key retailers, who have increased their bargaining strength and implemented measures such as store closings, increased inventory control and management changes, as well as changes in administrative and purchasing responsibilities. This consolidation trend has also resulted in an increased risk related to the concentration of our customers. The continued consolidation of department stores, whether successful or unsuccessful, could have a material adverse effect on our sales, financial condition, and operating cash flow.

Our customers’ inability or other failure to pay their accounts payable balance due to us could have a material adverse effect on our financial condition and results of operations.

We continuously monitor the collectability of our receivables by analyzing the aging of our accounts receivable, assessing our customers credit worthiness, and evaluating the impact of changes in economic conditions on our customers. While our invoice terms to Perfumania are stated as net ninety (90) days, for more than fifteen years, our management has granted longer payment terms to Perfumania. As of March 31, 2011 and 2010, Perfumania had an account balance of $12.7 million and $10.5 million, respectively, due to us. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by management. We continue to evaluate our Perfumania credit risk, based on Perfumania's reported results and comparable store sales performance, and assess the collectability of the Perfumania receivables. Based on our evaluation, no allowances for Perfumania receivables have been recorded as of March 31, 2011 and 2010. Significant changes in the factors that affect the collectability of our receivables, including the Perfumania receivables, could have a material adverse effect on our financial condition and results of operations.

Consumers have reduced discretionary purchases of our products as a result of the general economic downturn, and may further reduce discretionary purchases of our products in the event of further economic decline, terrorism threats or other external factors.

Consumer spending is generally affected by a number of factors beyond our control, including general economic conditions, inflation, interest rates, energy costs and consumer confidence generally. Consumer purchases of discretionary items, such as fragrance products, tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. As a result of the severe economic downturn, we have experienced a decline in sales since the quarter ended December 31, 2008. In addition, this general economic downturn has resulted in reduced traffic in our customers' stores which, in turn, resulted in reduced net sales to our customers. We face continued economic challenges in fiscal year 2011 because consumers continued to have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices, among other things. If current economic conditions continue or worsen, we could experience further declines in sales, profitability and operating cash flows due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by customers, prospective customers and suppliers. In addition, sudden disruptions in business conditions as a result of a terrorist attack, retaliation and the threat of further attacks or retaliation, war, adverse weather conditions or other natural disasters, or pandemic situations can have a short or, sometimes, long-term impact on consumer spending.

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

The composition of our inventory at any given time may vary considerably depending on launches of new products, forecasted sales of significant amounts of our products during the peak holiday gift-giving seasons and as a result of termination or expiration of our fragrance licenses and sub-licenses. If we misjudge consumer preferences or demands or future sales do not reach forecasted levels, we could have excess inventory that may need to be held for a long period of time, written down, sold at prices lower than expected, or discarded in order to clear excess inventory at the end of a selling season. Conversely, if we underestimate consumer demand, we may not be able to provide products to our customers to meet their demand. Either event could have a material adverse impact on our business, financial condition and results of operations. The termination or expiration of our fragrance licenses may result in inventory which we may need to write down to the amounts which we estimate could be realized upon their sale or liquidation. During the year ended March 31, 2010, we recorded additional charges of $7.6 million to cost of sales to reduce the recorded value of inventories related to our GUESS? license as a result of the expiration of this license on December 31, 2009. In addition, inventory shrink (inventory theft or loss) rates can also significantly impact our business performance and financial results.

The value of our long-lived assets, including brand licenses and trademarks, may be adversely affected if we experience declines in operating results or experience significant negative industry or economic trends.

The majority of our long-lived assets are the result of the acquisition of existing license brands or sublicensing opportunities. For newly launched brands our long-lived assets are generally the result of our investment in trademarking brand names and designs, and are generally not a material portion of our assets. At least on an annual basis, long-lived assets are reviewed for impairment. Impairment losses are recognized if expected undiscounted future cash flows of the long-lived assets are less than their carrying values. Future cash flows can be affected by changes in industry or market conditions. The assumptions used include an analysis by license, and by fragrance produced under each license, which may vary depending on the age of the product. Expected sales along with related costs of sales, direct expenses and certain allocated charges are projected through the end of each given license period. Expected sales estimates incorporate the age of a product and its market distribution. If actual operating results differ from management’s estimates, or if we experience the impact of negative industry or economic trends, write downs of our long-lived assets, including brand licenses and trademarks, may be required which could have a material adverse effect on our operating results.

If we are unable to protect our intellectual property rights, specifically trademarks and trade names, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our trademarks and trade names. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold; therefore, trademark and trade name protection is important to our business. Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, especially in the product class that includes fragrance products.  The costs required to protect our trademarks and trade names may be substantial.

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

If we experience privacy breaches and liability for online content, it could negatively affect our reputation, credibility and business.

We rely on third-party computer hardware and software for our various social media tools and websites that we utilize as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third-party providers, these sites and systems may be susceptible to electronic or physical computer break-ins and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding our customers or website visitors could harm our reputation and credibility, impair our ability to attract website visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information.

The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

We have one distribution facility, located in New Jersey, which is close to where our fragrance products are manufactured and packaged. The loss of, or any damage to, our New Jersey facility, as well as the inventory stored therein, would require us to find replacement facilities. In addition, weather conditions, such as inclement weather or other natural disasters, could disrupt our distribution operations. Certain of our components require purchasing lead times in excess of 180 days. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows, as well as damaging relationships with our customers who are relying on deliveries of our products.

Our success depends, in part, on the quality and safety of our fragrance and related products.

Our success depends, in part, on the quality and safety of our fragrance and related products. If our products are found to be unsafe or defective, or if they otherwise fail to meet customers or consumers’ standards and expectations, our reputation could be adversely affected, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, our sales could be adversely affected and/or we may become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

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

We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, natural disasters, or acts of war or terrorism, or disease epidemics, could result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating results, financial condition, and operating cash flow.

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

Our information systems and websites may be susceptible to outages and other risks.

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information systems, result in the dissemination of confidential information and adversely affect our financial condition and results of operations.

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

On April 17, 2006, we leased 198,500 square feet of warehouse space in Keasbey, New Jersey. The lease was for a five-year term and had an initial annual cost of approximately $1.4 million, with minimal increases after the second and fourth year of the lease. We relocated substantially all of our fragrance warehousing and distribution activities to this facility, and established a backup information technology site in case of an unplanned disruption to our South Florida headquarters. On November 24, 2010, the Company amended the lease agreement and extended the lease term an additional four years through August 31, 2015.

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

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the June 2006 proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of our outstanding shares of common stock for $29.00 ($14.50 after our June 16, 2006, “Stock Split”) per share in cash (the “Proposal”).

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of our former independent outside auditors, as well as one of our consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that our stock declined in value.  Depositions of our Board of Directors, both former and current, named in the suit were commenced.  No completion date has been scheduled and there has been no effort by the plaintiff to complete their depositions.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, was postponed as well.  A hearing has been scheduled for June 9, 2011.  The motion seeks a ruling that one of our directors engaged in insider trading.  A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion was based.

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint we feel the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

The plaintiffs have informally initiated settlement inquiries.  Discussions with us and the insurer were undertaken by counsel.   No decision has been reached by the Company as to a response.

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

	Common Stock
	High	Low
Quarter – Fiscal Year 2010:
First (April/June) 2009	2.57	0.77
Second (July/Sept.) 2009	2.50	1.52
Third (Oct./Dec.) 2009	2.61	1.88
Fourth (Jan./Mar.) 2010	2.18	1.52
Quarter – Fiscal Year 2011:
First (April/June) 2010	2.41	1.68
Second (July/Sept.) 2010	2.34	1.69
Third (Oct./Dec.) 2010	2.96	2.09
Fourth (Jan./Mar.) 2011	3.79	2.85

On May 25, 2011, the closing price of our common stock was $3.50 per share as reported by Nasdaq. As of May 25, 2011, there were approximately 50 holders of record of our common stock, which does not include common stock held in street name.

We have not paid a cash dividend on our common stock nor do we contemplate paying any dividend in the near future. Our loan agreement with General Electric Capital Corporation (“GE Capital”) restricts payment of dividends without prior approval.  See Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations –Overview and Note 7 to the accompanying Consolidated Financial Statements included with this filing for a discussion of the GE Capital loan agreement.

The following chart outlines the Company’s equity compensation plan information as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,086,625	(1)	$4.03	6,513,200	(2)
Equity compensation plans not approved by security holders	4,020,000	(3)	$4.98	—
Total	7,106,625		$4.68	6,513,200
———————
(1)
Represents 1,086,625 shares to be issued upon the exercise of outstanding options under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2000 Stock Option Plan (which expired on June 7, 2010), which were approved by our stockholders on October 11, 2007, and October 12, 2000, respectively, and 2,000,000 shares to be issued upon the exercise of warrants granted in connection with the Artistic Brands licenses, which was approved by our stockholders on December 18, 2009. See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

(2)
Represents 513,200 shares available for grant under our 2007 Plan, which were approved by our stockholders as discussed in footnote 1 above, and 6,000,000 shares, which may be issued upon the exercise of warrants that may be issued in the future, if and when the sublicense agreement is entered into for Shawn “Jay Z” Carter and a fourth artist in connection with the Artistic Brands licenses, which was approved by our stockholders on December 18, 2009. See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

(3)
Represents warrants to purchase 20,000 shares granted in connection with previous annual Board of Directors’ compensation. In addition, it represents warrants granted on April 7, 2009, to purchase 4,000,000 shares of our common stock in connection with the Artistic Brands licenses.  See Note 10 to the accompanying Consolidated Financial Statements included with this filing for further discussion.

On November 3, 2008, we announced the authorization and implementation of a buy-back program of up to 1,000,000 shares of the Company’s common stock. This authorization is part of our existing share buy-back program originally approved and announced in January 2007. There is no expiration date specified for this program. We did not repurchase any of our common stock during the quarter ended March 31, 2011. (see “Liquidity and Capital Resources” in Item 7 for further discussion).

STOCKHOLDER RETURN PERFORMANCE: FIVE YEAR GRAPH

Set forth below is a performance graph comparing the cumulative total return on our common stock with the cumulative total return on the Standard and Poors 500 Index, and the Standard and Poors Personal Products 500 Index for the fiscal years of 2006 through 2011.

Cumulative Total Return

	3/06	3/07	3/08	3/09	3/10	3/11

Parlux Fragrances, Inc.	$100.0	$34.60	$18.23	$5.33	$12.40	$19.47
S&P 500	$100.0	$111.83	$106.15	$65.72	$98.43	$113.83
S&P Personal Products	$100.0	$126.26	$132.38	$67.78	$141.54	$149.09

ITEM 6.   SELECTED FINANCIAL DATA.

The following data has been derived from audited consolidated financial statements, adjusted for the two-for-one stock split effected on June 16, 2006, for stockholders of record on May 31, 2006. Consolidated balance sheets at March 31, 2011 and 2010, and the related consolidated statements of operations and cash flows for each of the three years in the period ended March 31, 2011, and notes thereto appear elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected for any future period.

Statement of Operations Data:	For the Years Ended March 31,
	2011	2010	2009	2008	2007(3)
	(in thousands of dollars, except number of shares and per share data)
Continuing Operations:
Net sales	$123,006	$148,102	$151,155	$153,696	$134,365
Costs/operating expenses (4)	120,533	171,611	157,958	145,096	177,601
Operating income (loss)	2,473	(23,509)	(6,803)	8,600	(42,742)
Income (loss) from continuing operations (4)	1,242	(14,759)	(4,284)	5,011	(27,864)
Income from discontinued operations (1)	—	—	—	25	30,746
Net income (loss)	$1,242	$(14,759)	$(4,284)	$5,036	$2,882
Income (loss) per share:
Basic:
Continuing operations	$0.06	$(0.73)	$(0.21)	$0.26	$(1.53)
Discontinued operations	—	—	—	—	1.69
Total	$0.06	$(0.73)	$(0.21)	$0.26	$0.16
Diluted: (2)
Continuing operations	$0.06	$(0.73)	$(0.21)	$0.24	$(1.53)
Discontinued operations	—	—	—	—	1.69
Total	$0.06	$(0.73)	$(0.21)	$0.24	$0.16
Weighted average number of shares outstanding:
Basic	20,497,701	20,330,395	20,537,624	19,344,953	18,154,190
Diluted	20,653,305	20,330,395	20,537,624	20,603,256	18,154,190
———————
(1)	Represents operations relating to the Perry Ellis brand, which was sold during December 2006.

(2)
The number of shares utilized in the calculation of diluted loss per share from continuing operations, discontinued operations and net income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2010, 2009 and 2007, as we incurred a loss from continuing operations for each of those periods.

(3)
Concurrent with the Stock Split in fiscal year 2007, we modified the outstanding warrants, doubling the number of warrants and reducing the exercise price in half to reflect the Stock Split. Since the warrant terms did not contain an anti-dilution provision, we were required to record share-based compensation expense in the amount of $16.2 million, reflecting the change in the warrants’ fair value immediately before and after the Stock Split. This non-cash charge was included in operation expenses for the year ended March 31, 2007. We also recorded a tax benefit of $5.2 million as a result of the charge, which reduced income tax expense for the period.

(4)
During the year ended March 31, 2010, we recorded additional charges of $7.6 million to cost of sales to reduce the recorded value of our GUESS? brand inventories, due to the expiration of the GUESS?  license on December 31, 2009, to amounts which we estimated could be realized upon their sale or liquidation. In addition, during the year ended March 31, 2010, we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense. Please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the expiration of the GUESS? license.

Balance Sheet Data:	March 31,
	2011	2010	2009	2008	2007
	(in thousands)

Current assets	$103,994	$103,373	$128,674	$122,333	$114,065
Current liabilities	10,975	14,532	26,220	15,040	34,605
Working capital	93,019	88,841	102,454	107,293	79,460
Trademarks and licenses, net	4,195	4,654	1,885	2,770	3,913
Long-term borrowings, net	—	—	—	543	1,537
Total assets	112,706	114,332	136,704	131,148	144,896
Total liabilities	10,975	14,532	26,220	15,583	36,142
Stockholders’ equity	$101,731	$99,800	$110,484	$115,565	$108,755

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

As a result of the economic downturn over the past several years and the impact of the expiration of the GUESS? license on December 31, 2009, we have incurred significant net losses of $14.8 million and $4.3 million for the years ended March 31, 2010 and 2009, respectively. During the fiscal year ended March 31, 2011, the economy began to improve and, coupled with the cost-cutting initiatives we implemented in prior years resulted in our reporting net income of $1.2 million. Net cash used in operations during the year ended March 31, 2009, was $13.1 million, while net cash provided by operations during the years ended March 31, 2011 and 2010, was $3.6 million and $13.9 million, respectively. As reflected in the accompanying Consolidated Balance Sheets as of March 31, 2011 and 2010, we had unrestricted cash and cash equivalents of approximately $20.5 million and $17.6 million, respectively, and positive working capital of $93.0 million at March 31, 2011, and $88.8 million at March 31, 2010.

During fiscal years 2009 and 2010, we implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels. The reductions during fiscal year 2010 were partially offset by approximately $1.7 million in advertising and promotional expense relating to the write-off of our remaining GUESS? collateral material. During fiscal year 2011, management continued to implement various operational efficiencies and monitor all facets of our operations.

On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees under our Loan and Security Agreement (the “Loan Agreement”) with Regions, and the Loan Agreement, as amended, was terminated.  On June 25, 2010, we entered into a Loan Agreement, as amended April 15, 2011, (the “New Loan Agreement”) with GE Capital.  The New Loan Agreement is a revolving credit facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the New Loan Agreement is two years.  See “Liquidity and Capital Resources” and Note 7 to the accompanying Consolidated Financial Statements for further discussion.  As of March 31, 2011, we had not borrowed any amounts under our New Loan Agreement.

Management believes that the actions taken, along with the credit facility under the New Loan Agreement will continue to provide us an opportunity to improve liquidity and profitability, and our new financing will be sufficient to meet our current operating and seasonal needs. However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing.  There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

We distribute certain brands through Perfumania, a specialty retailer of fragrances in the United States and Puerto Rico, and Quality King. Perfumania is a wholly-owned subsidiary of Perfumania Holdings, Inc.  The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Perfumania is one of our largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. During fiscal year 2007, Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in our Company at that time (equivalent to 9.9% at March 31, 2011), and accordingly, transactions with Perfumania and Quality King are included as related party sales in the accompanying Consolidated Statements of Operations.

During the years ended March 31, 2011 and 2010, we sold a number of our products to Jacavi, a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011, and is one of the principals of Artistic Brands. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010.  In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.5% as of March 31, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D with the SEC.  Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statement of Operations for the years ended March 31, 2011 and 2010.

During the fiscal year ended March 31, 2011, we engaged in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, Jessica Simpson, Rihanna, Queen Latifah, Marc Ecko, Josie Natori, Nicole Miller, XOXO, Ocean Pacific (“OP”), and babyGUND fragrances and grooming items on an exclusive basis as a licensee. We also hold a sublicensing agreement for the fragrance license of entertainer Kanye West, whose first product is expected to launch late in fiscal 2012 and a fragrance license agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, whose first product is expected to launch in the fall of 2011.

The Paris Hilton and Jessica Simpson brands of fragrances and accessories accounted for approximately 60% and 19%, respectively, of our gross sales during the fiscal year ended March 31, 2011, and 42% and 15%, respectively, of our gross sales during the year ended March 31, 2010.  The GUESS? license expired on December 31, 2009, and was not renewed. As a result, licensed Paris Hilton brand products accounted for the majority of our gross sales and constituted our primary source of revenue for the year ended March 31, 2011. If Paris Hilton's appeal as a celebrity were to diminish, it could result in a material reduction in our sales of licensed Paris Hilton brand products, adversely affecting our results of operations and operating cash flows. The Paris Hilton fragrance license is scheduled to expire on June 30, 2014.

As a result of the expiration of our GUESS? fragrance license on December 31, 2009, during the year ended March 31, 2010, we recorded additional charges of $7.6 million to cost of sales to reduce the recorded value of such inventories to the amounts which we estimated could be realized upon their sale or liquidation. In addition, during the year ended March 31, 2010, we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense.

The reduction in sales of GUESS? products was partially offset by increased sales of fragrances launched during fiscal year 2011, including our Paris Hilton fragrances, Tease and the Passport Series, Jessica Simpson fragrance, Fancy Nights, and Marc Ecko fragrances, Ecko Blue and UNLTD by Marc Ecko.  In addition, we launched a new fragrance under our recently signed Rihanna sublicense in January 2011.

We expanded our product licenses under the Paris Hilton brand into the accessory market in 2005, specifically, watches, handbags, purses, small leather goods, cosmetics and sunglasses. We believed such products, which have similar distribution channels to our fragrance products, could strengthen our position with our current customers and distributors while providing incremental sales volume. Our sales under such accessory licenses have not offset the minimum annual royalties paid to the licensor. During the year ended March 31, 2008, we sublicensed the international rights for handbags, purses, wallets, and other small leather goods. We generated $0.2 million in fiscal year 2011, $0.4 million in fiscal year 2010, and $0.4 million in fiscal year 2009 in sublicense revenue. In addition, during January 2009, we sublicensed the worldwide exclusive licensing rights for Paris Hilton sunglasses through January 15, 2012, and remain contingently liable for the minimum guaranteed royalty from our assignment of the license. We generated $0 million and $0.3 million in fiscal years 2011 and 2010, respectively, in sublicense revenue. As of March 31, 2010, we determined that the license for Paris Hilton cosmetics, which was due to expire on January 15, 2011, was no longer a viable business line and all remaining royalty obligations were accrued and expensed in fiscal year 2010.

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

Accounting for Long-Lived Assets. The majority of our long-lived assets are the result of the acquisition of existing license brands. For newly launched brands or sublicensing opportunities our long-lived assets are generally the result of our investment in trademarking brand names and designs, and are generally not a material portion of our assets. The value of our long-lived assets, including brand licenses and trademarks, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. On an annual basis, long-lived assets are reviewed for impairment, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the long-lived assets are less than their carrying values. Future cash flows can be affected by changes in industry or market conditions. The assumptions used include an analysis by license, and by fragrance produced under each license, which may vary depending on the age of the product. Expected sales along with related costs of sales, direct expenses and certain allocated charges are projected through the end of each given license period. Expected sales estimates incorporate the age of a product and its market distribution. Although certain products may not be widely distributed, we may have certain distribution channels, such as specialty discount stores, where the product is in demand. Direct expenses, including cost of goods and royalties, vary by product, but generally range from 35% to 50%. Allocated charges include selling and distribution costs, marketing expenses and depreciation of molds. Although these costs vary by brand, management anticipates that these costs would range between 15% and 25%. The net unamortized balance of our trademarks, licenses and sublicenses at March 31, 2011, is approximately $4.2 million. Management does not anticipate any further material write down will be required going forward, however, if actual results differ from management’s estimates, or if the economic environment should deteriorate, additional write downs may be required which could have a material adverse effect on our operating results.

Allowance for Sales Returns. As is customary in the prestige fragrance industry, we grant certain of our unrelated U.S. department store customers the right to return a product or receive a markdown allowance for product that does not “sell-through” to consumers. At the time of sale, we record a provision for estimated product returns or markdowns based on our level of sales, historical “sell-through” experience, current economic trends and changes in our assessment of customer demand. We make detailed estimates at the product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales is made to prestige department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. Sales returns generally follow seasonal gift-giving periods such as Mother’s Day, Christmas, etc. In addition, the global economic downturn of the past few years has also led retailers to reduce inventory levels thereby increasing returns after the major gift-giving seasons. All other customers have no right to return products unless they are damaged or otherwise unsellable.

The allowance for sales returns was $1.7 million and $2.3 million at March 31, 2011 and 2010, respectively.  It generally takes between two to three-months for us to receive such returns. Historically, our estimated allowances have been sufficient to cover the amount of returns subsequently received. However, an increase in sales returns due to a change in economic conditions, or otherwise, could have a material impact on our operating results.

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

The allowance for doubtful accounts receivable was $0.9 million and $0.7 million at March 31, 2011 and 2010, respectively. We continuously monitor the collectability of our receivables by analyzing the aging of our accounts receivable, assessing our customers credit worthiness, and evaluating the impact of the changes in economic conditions. Historically, our estimated allowances have been sufficient to cover our uncollectible receivables. However, significant changes in the circumstances that affect the collectability of our receivables could have a material impact on our cash flows and operating results.

We have had an ongoing relationship with Perfumania for approximately twenty years. All activities with Perfumania are reported as related party activities, due to certain common stockholders. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Our management holds discussions with Perfumania’s management on a regular on-going basis in order to monitor their activity. On an annual basis, as well as quarterly, sales projections to Perfumania are reviewed along with a planned payment program, in order to ensure that Perfumania’s receivable balance is maintained at acceptable levels. Based upon these facts, management believes that no reserves are required for the receivable due from Perfumania.

Inventory Write-downs. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3.8 million and $3.2 million at March 31, 2011 and 2010, respectively.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic component orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when we launch a new brand or SKU, we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of our inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of our major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

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

Our inventories and write-downs, by major categories, as of March 31, 2011 and 2010, are as follows:

	March 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
	(in millions)
Inventories	$21.4	$14.5	$2.3	$38.2
Less write-downs	0.3	0.4	0.1	0.8
Net inventories	$21.1	$14.1	$2.2	$37.4

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total
	(in millions)
Inventories	$28.2	$22.2	$2.6	$53.0
Less write-downs	4.9	6.0	0.3	11.2
Net inventories	$23.3	$16.2	$2.3	$41.8

We perform a review of our inventory on a quarterly basis, unless events or circumstances indicate a need for review more frequently. The write-down of inventory results from the application of an analytical approach that incorporates a comparison of our sales expectations to the amount of inventory on hand. Other qualitative reasons for writing down selected inventory may include, but are not limited to, product expiration, licensor restrictions, damages, and general economic conditions. As of March 31, 2011 and 2010, of our total inventories of $38.2 million and $53.0 million, respectively, management determined that approximately $5.9 million and $9.5 million, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written-down by $0.3 million and $4.9 million in fiscal year 2011 and 2010, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2011 and 2010, approximately $1.7 million and $7.7 million, respectively, were identified as problematic and the inventory was written-down by $0.4 million and $6.0 million, respectively.  Raw materials are usually scrapped due to spoilage or stability issues.  As of March 31, 2011 and 2010, approximately $0.1 million and $0.3 million were identified as problematic and the inventory was written-down by $0.1 million and $0.3 million, respectively.

Our license with GUESS? expired on December 31, 2009, and was not renewed.  As of March 31, 2010, the Company recorded charges of $7.6 million, which was included in the $11.2 million write-down noted above, to cost of sales – expired license, in the accompanying Consolidated Statements of Operations for the year ended March 31, 2010, to reduce the recorded value of such inventories to the amounts, which we estimated could be realized upon their sale or liquidation.

During the years ended March 31, 2011, 2010 and 2009, the carrying value of certain inventory was reduced by $0.8 million, $11.2 million (including $7.6 million relating to GUESS? products), and $0.2 million, respectively, which was recorded in cost of goods sold in the accompanying Consolidated Statements of Operations. Based upon this review, management has determined that its inventory is stated at the lower of cost or market value, however, if we are not successful in selling our inventory, we may need to write down our inventory further or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse affect on our financial condition and results of operations.

Demonstration and Cooperative Advertising Allowances. We record allowances for demonstration chargebacks and cooperative advertising costs. The demonstration chargebacks are recorded based on demonstration programs with specific U.S. department stores. The allowance for demonstration chargebacks was $0.9 million and $0.6 million at March 31, 2011 and 2010, respectively. Fluctuations in the allowance balance are generally higher after gift-giving seasons and are estimated based on a three-month period. Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under our direct control, and at our option, including catalogue and other forms of print advertising, are included in advertising and promotional expenses in the accompanying Consolidated Statements of Operations. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. The allowance for cooperative advertising was $0.4 million and $0.5 million at March 31, 2011 and 2010, respectively. Historically, our estimated allowances have been sufficient to cover the amount of our chargebacks and cooperative advertising costs.

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

The accounting for uncertainty in income taxes recognized in the financial statements prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. We did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions.  As of the years ended March 31, 2011 and 2010, there was no material liability for income tax associated with unrecognized tax benefits. We do not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however, the outcome of tax matters is uncertain and unforeseen results can occur.

Stock-Based Compensation. We recognize the cost of share-based compensation expense in the accompanying Consolidated Financial Statements for stock options and warrants granted, based on the fair values of the awards at the date of grant over the vesting period. We use the Black-Scholes valuation model to determine the compensation expense. When estimating forfeitures, we consider an analysis of actual option forfeitures, as well as management judgment. The forfeiture rate used when calculating the value of stock options granted in 2011 and 2010 was approximately 7% and 5%, respectively.

During the fiscal years ended 2011, 2010 and 2009, we have not made any changes of these critical accounting policies, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies.

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

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional expenses.  In addition, a number of the new launches are with celebrities (mainly entertainers and athletes), which require substantial royalty commitments, and whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances diminishes, it could result in a substantial reduction in profitability and operating cash flows.

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

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift-giving periods. Substantial sales often occur during the final month of each quarter.  There can be no assurance that these sales trends will support planned objectives in future periods and may negatively affect our financial condition and results in future periods.

In light of the downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets during the years ended March 31, 2011, 2010 and 2009.  This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license.  Based upon our review, no impairment charges were deemed necessary.

 During the last three fiscal years we launched the following fragrances:

Fiscal year ended March 31, 2011:

•	Paris Hilton Tease

•	Paris Hilton – The Passport Series

•	Jessica Simpson Fancy Nights

•	Queen Latifah Queen of Hearts

•	Marc Ecko Blue for Men

•	UNLTD by Marc Ecko

•	Nicole Miller for Women (new license)

•	Rihanna Reb’l Fleur (new license)

Fiscal year ended March 31, 2010:

•	Paris Hilton Siren

•	Jessica Simpson Fancy Love

•	Queen Latifah Queen (new license)

•	Marc Ecko for Men (new license)

•	Josie Natori for Women (new license)

Fiscal year ended March 31, 2009:

•	GUESS? by Marciano for Men

•	Paris Hilton Fairy Dust

•	Jessica Simpson Fancy (new license)

As noted in our discussion of sales, below, excluding GUESS? brand net sales, our net sales for the year ended March 31, 2011, increased 16%, as compared to the prior year.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.  We have returned to the basics of controlled, in-store promotional activity, and have significantly reduced major new license introductions.  We have launched new brand names under existing licenses and sublicenses, as noted above.  These activities were far less costly than the launch of a new license fragrance.  We are cautiously optimistic that we are positioned for a profitable fiscal year 2012 with our expected product mix and revised cost structure.

Results of Operations

During the year ended March 31, 2011, we experienced a 17% decrease in overall sales, as compared to the prior year ended March 31, 2010. The decrease was primarily due to the expiration of our GUESS? brand license and the continued negative impact of the global economic climate.  GUESS? brand net sales for the year ended March 31, 2010, were approximately $43.0 million.  If we exclude these GUESS? brand net sales from the same prior year period net sales, our overall net sales increased over the prior year period by 16%.  Although overall sales increased early during this past holiday season, during December 2010 our domestic department stores business, once again, encountered a difficult retail market.  Domestic retailers continue to carefully monitor inventory stock levels, which, in turn, affects both order levels as well as post-holiday returns.  Nevertheless, the expense controls and reduced spending discussed above, resulted in net income of $1.2 million for the year ended March 31, 2011, as compared to a net loss of $(14.8) million for the prior year.

Our license with GUESS? expired on December 31, 2009, and was not renewed.  During the years ended March 31, 2011 and 2010, we transferred $1.4 million and $4.6 million, respectively, of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying  Consolidated Statements of Operations for the years ended March 31, 2011 and 2010.  During the year ended March 31, 2010, we recorded charges of $7.6 million to cost of sales to reduce the recorded value of such inventories to the amounts which we estimated could be realized upon their sale or liquidation. In addition, during the year ended March 31, 2010, we wrote-off approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the years ended March 31, 2011, 2010 and 2009, included $3.9 million, $4.4 million, and $4.9 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Comparisons of the year ended March 31, 2011 to March 31, 2010, and of the year ended March 31, 2010 to March 31, 2009.

Net Sales

	For the Years Ended March 31,
	2011	% Change	2010	% Change	2009
	(in millions)
Domestic sales	$40.7	(14)%	$47.6	(12)%	$53.9
International sales	29.7	(36)%	46.3	(17)%	55.8
Unrelated customer sales	70.4	(25)%	93.9	(14)%	109.7
Related parties sales	51.2	3%	49.6	20%	41.5
Sales – expired license	1.4	(69)%	4.6	100%	—
Total net sales	$123.0	(17)%	$148.1	(2)%	$151.2
———————
*	% change is based on unrounded numbers

During fiscal year 2011, net sales decreased 17% to $123.0 million, as compared to $148.1 million for the prior year. The decrease was primarily due to the expiration of our GUESS? brand license resulting in a decrease in net sales of $43.0 million, as well as a $5.7 million reduction in our sales of Queen Latifah brand fragrances (originally launched in the prior year), as compared to the prior year, and the continued weak global economic climate. The decrease was partially offset by an increase in Paris Hilton and Jessica Simpson brand fragrances gross sales of $12.2 million and $1.8 million, respectively, as compared to the prior year, as well as gross sales from our new Rihanna brand fragrance, Reb’l Fleur, of approximately $9.3 million.

Excluding GUESS? brand sales, our net sales for the year ended March 31, 2011, increased  16%, as compared to the prior year.

Net sales to unrelated customers, which represented 57% of our total net sales for fiscal year 2011, decreased 25% to $70.4 million, as compared to $93.9 million for the prior year, primarily due to a decrease in sales in both our international and domestic markets.  Net sales to the U.S. department store sector decreased 14% to $40.7 million for fiscal year 2011, as compared to $47.6 million for the prior year, while net sales to international distributors decreased 36% to $29.7 million from $46.3 million for the prior year. The decrease in both domestic and international net sales was primarily due to the expiration of the GUESS? license and the continued weak global economic conditions. These decreases were partially offset by increases of our Paris Hilton and Jessica Simpson fragrances, along with the launch of our new Rihanna brand fragrance.

 Net sales to related parties, which represented 42% of our total sales for fiscal year 2011, increased 3% to $51.2 million, as compared to $49.6 million for the prior year.  The increase was primarily due to an increase in gross sales of our Paris Hilton brand fragrances to Perfumania resulting in gross sales of $37.5 million, as compared to $27.2 million in the prior year.  In addition to our sales to Perfumania, we had net sales of $3.7 million for fiscal year 2011 to Jacavi, a fragrance distributor, also classified as a related party, as compared to $3.0 million in the prior year.  See “Liquidity and Capital Resources” and Note 2 to the accompanying Consolidated Financial Statement for further discussion of related parties.

During fiscal year 2010, net sales decreased 2% to $148.1 million, as compared to $151.2 million for the prior year. The decrease in net sales was primarily due to an increase of $6.9 million in our sales returns and allowances, as compared to the prior year, resulting from the holiday season and the continuing effect of the global economic environment. During the holiday season, U.S. department store retailers continued to experience reductions in consumer traffic, resulting in lower sales, a decrease in retail re-orders, and an increase in subsequent returns.  During fiscal year 2010, the decrease in net sales was partially offset by additional net sales of $4.6 million from the transition of the GUESS? brand products sold to its new fragrance licensee, at cost, as a result of the expiration of the GUESS? fragrance license, which is classified as Sales-expired license in the accompanying Consolidated Statements of Operations. Excluding these sales, our net sales would have decreased by 5%.  See Note 3 to the accompanying Consolidated Financial Statements for further discussion.

Net sales to unrelated customers, which represented 63% of our total net sales for fiscal year 2010, decreased 14% to $93.9 million, as compared to $109.7 million for the prior year, primarily due to a decrease in international and domestic sales, resulting from the global economic conditions. Net sales to the U.S. department store sector decreased 12% to $47.6 million for fiscal year 2010, as compared to $53.9 million for the prior year, while net sales to international distributors decreased 17% to $46.3 million from $55.8 million for the prior year. The decrease in our domestic market was primarily due to an increase in sales returns and allowances resulting from a difficult retail climate with store retailers drastically reducing inventory levels due to declining consumer traffic, as well as the GUESS? license transition, as discussed above. Our sales of GUESS? products to all of our customers, except for sales to GUESS? and its new fragrance licensee, ceased during the quarter ended December 31, 2009. The decrease in domestic sales was partially offset by the sales of our new Jessica Simpson fragrance, Fancy Love, our new Paris Hilton fragrance, Siren, and our new Queen Latifah fragrance, Queen, resulting in an increase in gross sales of $12.7 million, $8.7 million, and $13.7 million, respectively, and sales of our new Marc Ecko men’s fragrance, Ecko, resulting in an increase in gross sales of $7.0 million.  The decrease in international net sales was primarily due to a shift in our focus from international to domestic sales, as our new licenses were initially launched in the domestic channel, where these new products have more appeal. The continuing challenging global economic environment also negatively affected our sales.

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

                Cost of Goods Sold and Gross Margin

	For the Years Ended March 31,
	2011	% Change *	2010	% Change *	2009
	(in millions)
Unrelated customers	$29.4	(35)%	$44.9	(12)%	$51.3
As a % of unrelated customer net sales	42%		48%		47%
Related parties	24.0	(18)%	29.2	51%	19.3
As a % of related parties net sales	47%		59%		46%
Cost of sales – expired license	1.4	(88)%	11.9	100%	—
As a % of expired license net sales	100%		257%		0%
Total cost of goods sold	$54.8	(36)%	$86.0	22%	$70.6
As a % of net sales	45%		58%		47%

Gross Margin	$68.2	10%	$62.1	(23)%	$80.6
As a % of net sales	55%		42%		53%
———————
*	% change is based on unrounded numbers

During fiscal year 2011, our overall cost of goods sold decreased as a percentage of net sales to 45%, as compared to 58% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 42% and 47%, respectively, in 2011, as compared to 48% and 59%, respectively, for the prior year. During fiscal year 2011, the cost of goods sold to unrelated customers decreased, as a percentage of unrelated customers net sales, due to the expiration of the GUESS? license.  In the prior year, we offered additional incentives to reduce our GUESS? inventory, which resulted in reduced margins on those sales.

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

During fiscal year 2010, our overall cost of goods sold increased as a percentage of net sales to 58%, as compared to 47% for the prior year. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 48% and 59%, respectively, in 2010, as compared to 47% and 46%, respectively, for the prior year.  During fiscal year 2010, sales of slower moving merchandise to our unrelated international customers resulted in lower margins, as compared to the prior year. This was partially offset by our newly launched products sold primarily in our domestic market which resulted in higher margins. During fiscal year 2010, cost of goods sold to related parties increased primarily due to an increase in related party sales of slower-moving merchandise and excess inventory, which resulted in lower margins. In addition, due to the expiration of our GUESS? license, we offered additional incentives in order to reduce our GUESS? inventory and incurred additional cost of goods sold of $11.9 million, from the transition of the GUESS? brand products sold to its new fragrance licensee, including $4.6 million from the sale of the products, at cost. Included therein is a provision of $7.6 million for the write-down of the remaining GUESS? inventory resulting from the expiration of the GUESS? fragrance license, which is classified as Cost of sales-expired license in the accompanying Consolidated Statements of Operations. See Note 3 to the accompanying Consolidated Financial Statements for further discussion.

During fiscal year 2011, our gross margin increased 10% to $68.2 million from $62.1 million for the prior year, increasing as a percentage of net sales to 55% from 42%.  The increase as compared to the prior year was primarily due to the expiration of the GUESS? license.  During fiscal year 2010, we incurred additional cost of goods sold of $11.9 million, from the transition of the GUESS? brand products sold to its new fragrance licensee, which includes a provision of $7.6 million for the write-down of the remaining GUESS? inventory resulting from the expiration of the GUESS? fragrance license, and was classified as Cost of sales-expired license in the accompanying Consolidated Statements of Operations.

Operating Expenses

	For the Years Ended March 31,
	2011	% Change *	2010	% Change *	2009
	(in millions)
Advertising and promotional	$32.7	(27)%	$44.9	(1)%	$45.4
As a % of net sales	27%		30%		30%
Selling and distribution	12.3	(13)%	14.2	(11)%	15.9
As a % of net sales	10%		10%		11%
Royalties	10.3	(23)%	13.4	3%	13.0
As a % of net sales	8%		9%		9%
General and administrative	8.1	(21)%	10.3	(2)%	10.6
As a % of net sales	7%		7%		7%
Depreciation and amortization	2.3	(20)%	2.9	15%	2.5
As a % of net sales	2%		2%		2%
Total operating expenses	$65.7	(23)%	$85.7	(2)%	$87.4
As a % of net sales	53%		58%		58%
———————
*	% change is based on unrounded numbers

In fiscal year 2011, total operating expenses decreased 23% to $65.7 million, from $85.7 million in the prior year, decreasing as a percentage of net sales to 53% from 58%.  In fiscal year 2010, total operating expenses decreased 2% to $85.7 million from $87.4 million, remaining constant as a percentage of net sales at 58%.  However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

Advertising and promotional expenses decreased 27% to $32.7 million for the year ended March 31, 2011, as compared to $44.9 million for the prior year, decreasing as a percentage of net sales to 27% from 30%. The decrease was primarily due to targeted reductions in advertising costs and a decrease in promotional activities and marketing fees relating to the expired GUESS? license, partially offset by an increase in in-store demonstration costs both in U.S. department stores and internationally.  In addition, during fiscal year 2010, we wrote-off and destroyed approximately $1.7 million of collateral material related to the GUESS? brand products, which was recorded as advertising and promotional expense. In anticipation of the launch of our new brand, Rihanna’s Reb’l Fleur, our advertising and promotional spending increased during our fourth quarter ended March 31, 2011.  However, in keeping with our ongoing cost-control efforts, we focused our spending on social media initiatives rather than traditional advertising outlets such as print and media.  This included the production of a special viral video launched on an interactive website which as of May 25, 2011, generated over 1.0 million views.  The initial results of this focused initiative have been very positive.

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

Selling and Distribution Costs

Selling and distribution costs decreased 13% to $12.3 million for the year ended March 31, 2011, as compared to $14.2 million for the prior year, remaining constant as a percentage of net sales at 10%. The decrease in selling and distribution costs was primarily due to a decrease in sales personnel and the related benefits and insurance expenses in our domestic market, as compared to the prior year.   During the prior year, we incurred additional selling expenses with the launch of three newly licensed brands and two new fragrances from existing brand licenses, as compared to two newly licensed brands and six new fragrances from existing brand licenses in fiscal year 2011.  In addition, we incurred lower warehouse operational costs of $3.9 million, for the year ended March 31, 2011, as compared to $4.4 million in the prior year.  This decrease was primarily due to our cost-cutting measures and improved inventory control.

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

Royalties

Royalties decreased 23% to $10.3 million for the year ended March 31, 2011, as compared to $13.4 million for the prior year, decreasing as a percentage of net sales to 8% from 9%.  The overall decrease in royalties expense reflects lower sales for the year ended March 31, 2011, as compared to the prior year.  Royalties were further reduced during fiscal year 2011, as we accrued and expensed during the fourth quarter of fiscal year 2010, the remaining royalty obligations for the Paris Hilton cosmetics license, which expired on January 15, 2011, and was not renewed. The assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continue to absorb a portion of the minimum royalty. We generated sublicense revenue of $0.2 million, during fiscal year 2011, as compared to $0.6 million for the prior year, which has been recorded as a reduction in royalty expense.  The Paris Hilton handbag license expired on January 15, 2011, and was not renewed.

Royalties increased by 3% to $13.4 million for the year ended March 31, 2010, as compared to $13.0 million for the prior year, remaining constant as a percentage of net sales at 9%. The increase in royalties reflects contractual royalty rates on actual sales coupled with minimum royalty requirements, most notably for Paris Hilton cosmetics, sunglasses, and handbags, as well as XOXO, babyGUND, and Andy Roddick fragrances, for which minimum sales levels were not achieved. The license for Paris Hilton cosmetics is due to expire on January 15, 2011, and all remaining royalty obligations have been accrued and expensed in fiscal year 2010.  In fiscal year 2009, we assigned the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses, which began generating sublicensing revenues in August 2009. In fiscal year 2008, we sublicensed the international rights for the handbags, which continued to absorb a portion of the minimum royalty. We generated sublicense revenue for these two licenses of $0.6 million in fiscal year 2010, as compared to $0.4 million, for the prior year, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

General and administrative expenses decreased 21% to $8.1 million for the year ended March 31, 2011, as compared to $10.3 million for the prior year, remaining constant as a percentage of net sales at 7%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefits and insurance expenses (as noted above) and lower professional fees. During the year ended March 31, 2011, we were able to resolve certain past due accounts receivables, which allowed us to reduce our reserves for uncollectible accounts receivables, resulting in a decrease in bad debt expense of $0.5 million, as compared to the prior year.

General and administrative expenses decreased 2% to $10.3 million for the year ended March 31, 2010, as compared to $10.6 million for the prior year, remaining constant as a percentage of net sales at 7%. The decrease in general and administrative expenses was primarily due to a decrease in personnel and the related benefits and insurance expenses, partially offset by an increase in professional fees and severance costs, as compared to the prior year.

Depreciation and Amortization

Depreciation and amortization decreased 20% to $2.3 million for the year ended March 31, 2011, as compared to $2.9 million for the prior year, remaining constant as a percentage of net sales at 2%. The decrease relates to lower amortization expense of molds and tooling and a decrease in intangible assets amortization, as compared to the prior year. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Depreciation and amortization increased 15% to $2.9 million for the year ended March 31, 2010, as compared to $2.5 million for the prior year, remaining constant as a percentage of net sales at 2%. The increase includes additional amortization of molds and tooling associated with our new brand products launched during fiscal year 2010.

Operating Income (Loss)

	For the Years Ended March 31,
	2011	% Change *	2010	% Change *	2009
			(in millions)
Operating income (loss)	$2.5	111%	$(23.5)	(246)%	$(6.8)
As a % of net sales	2%		(16)%		(5)%
Net interest (expense and bank charges) income	(0.6)	(153)%	(0.2)	(202)%	0.2
As a % of net sales	0%		0%		0%
Foreign exchange loss	—	N/A	—	N/A	—
As a % of net sales	0%		0%		0%
Income (loss) before income taxes	$1.9	108%	$(23.7)	(261)%	$(6.6)
As a % of net sales	2%		(16)%		(4)%
———————
*	% change is based on unrounded numbers

As a result of the factors discussed above, we earned operating  income of $2.5 million in fiscal year 2011, as compared to incurring an operating loss of $(23.5) million and $(6.8) million in fiscal years 2010 and 2009, respectively.

Net Interest Income/Expense

Net interest expense was $0.6 million for the year ended March 31, 2011, as compared to $0.2 million for the prior year.  During the year ended March 31, 2011, we incurred loan fees relating to our new credit facility with GE Capital, which are being amortized to expense over the life of the credit facility.  In the prior year, we incurred interest expense as we utilized a portion of our prior line of credit with Regions.

Net interest expense was $0.2 million for the year ended March 31, 2010, as compared to net interest income of $0.2 million for the prior year, as we utilized a portion of our line of credit with Regions Bank during fiscal year 2010.

Income (Loss) Before Income Taxes, Income Taxes and Net Income (Loss)

	For the Years Ended March 31,
	2011	% Change *	2010	% Change *	2009
			(in millions)
Income (loss) before income taxes	$1.9	108%	$(23.7)	(261)%	$(6.6)
As a % of net sales	2%		(16)%		(4)%
Income tax provision (benefit)	0.7	N/A	(8.9)	N/A	(2.3)
As a % of net sales	(1)%		6%		2%
Net income (loss)	$1.2	108%	$(14.8)	(245)%	$(4.3)
As a % of net sales	1%		(10)%		(3)%
———————
*	% change is based on unrounded numbers

Income before income taxes for the year ended March 31, 2011, was $1.9 million, as compared to a loss before income taxes of $(23.7) million in fiscal year 2010. Our tax provision for fiscal year 2011 reflects an estimated effective tax rate of 33.8% and includes a carry forward of approximately $4.4 million in U.S. federal and state tax net operating losses generated during the current year, which can be carried forward for federal tax purposes twenty years and for the various states tax purposes a period of seven to twenty years.

Loss before income taxes for the year ended March 31, 2010, was $(23.7) million, as compared to a loss before taxes of $(6.6) million in fiscal year 2009.  Our tax benefit for fiscal year 2010 reflected an estimated effective tax rate of 37.8% and includes a carry back of approximately $19.4 million in tax operating losses generated during fiscal year 2010 to offset U.S. federal income taxes paid during fiscal year 2006, in the amount of approximately $6.8 million.

As a result, we earned net income of $1.2 million in fiscal year 2011, as compared to incurring a net loss of $(14.8) million in fiscal year 2010 and $(4.3) million in fiscal year 2009.

We are under an Internal Revenue Service (“IRS”) audit of our fiscal years 2007 through 2010, Federal income tax returns as a result of the carry back of our net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

Liquidity and Capital Resources

Working capital was $93.0 million as of March 31, 2011, as compared to $88.8 million as of March 31, 2010, and $102.5 million as of March 31, 2009.  The increase in fiscal year 2011, as compared to fiscal year 2010, was primarily due to net income earned for the year ended March 31, 2011.  The decrease in fiscal year 2010, as compared to fiscal year 2009, was primarily the result of the net loss for the year ended March 31, 2010.

Cash Flows

Cash and cash equivalents increased by $2.9 million during fiscal year 2011, increased by $11.5 million during fiscal year 2010, and decreased by $15.3 million during fiscal year 2009.

Cash Flows from Operating Activities

During the year ended March 31, 2011, net cash provided by operating activities was $3.6 million, as compared to $13.9 million during the prior year. The activity for fiscal year 2011 reflects an increase in trade receivables from both related and unrelated parities, partially offset by a decrease in inventories and income taxes receivable resulting from tax refunds of $7.4 million received relating to prior year federal and state income taxes.  The activity for fiscal year 2010 reflected a decrease in trade receivables and inventories (primarily resulting from net sales and the write-down of the GUESS? inventory), partially offset by a decrease in accounts payable.

During the year ended March 31, 2010, net cash provided by operating activities was $13.9 million, as compared to net cash used in operating activities of $13.1 million during the prior year. The activity for fiscal year 2009 reflected an increase in inventories, prepaid expenses and other current assets, accounts payable due to the launch of three brand products in fiscal year 2009 and the anticipated launches planned for fiscal year 2010. Cash flows from operating activities were negatively affected by the downturn in global economic conditions.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.0 million in fiscal year 2011, as compared to $2.0 million in fiscal year 2010, and $0.2 million in fiscal year 2009.  The activity for fiscal year 2011 reflects the purchase of certain molds and tooling relating to the launches of our new brand fragrances.  The activity for fiscal year 2010 reflected the purchase of certain molds and tooling relating to the launches of our new brand products, as well as leasehold improvements, while fiscal year 2009 investing activities reflected a lower purchase of equipment and trademarks.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million in fiscal year 2011, as compared to net cash used in financing activities of $0.4 million in fiscal year 2010, and $2.0 million in fiscal year 2009.  The activity for fiscal year 2011 reflects proceeds of $0.3 million from the issuance of common stock resulting from the exercise of stock options and warrants, and proceeds from the sale of common stock, by a former major stockholder, remitted to the Company as a recovery of short-swing profits.  The activity for fiscal year 2010 reflected the final payments on our capital leases, while fiscal year 2009 financing activity was mainly attributable to $1.2 million of cash payments for the repurchase of shares of our common stock  under our stock buy-back program and continued repayments of capital leases.

As of the date of this filing, no amounts have been borrowed under the New Loan Agreement and availability under the New Loan Agreement was $10.4 million. The material terms of the New Loan Agreement are described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Debt."

Future Liquidity and Capital Resource Requirements

Our principal future uses of funds are for our working capital requirements, including new product launches, brand development, and advertising and promotional expenses, as well as expanding operations through acquisitions of and/or new licensing arrangements. In addition, we plan to use our funds for capital expenditures, within the specifications of our New Loan Agreement with GE Capital, and to promote financial and operational success by attracting motivated talent and retaining key personnel. We have historically financed our working capital requirements primarily through internally generated operational funds, and, when necessary, through our credit facility.  Our cash collections are primarily from our customers, based on customer sales and respective payment terms, which may be seasonal in nature.

Our Ratios and Other Matters

As of March 31, 2011 and 2010, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	March 31,
	2011	2010

Trade receivables - Unrelated (1) (3)	83	26
Trade receivables - Related parties (2)	94	93

Inventories(3)	255	202
———————
(1)
Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.9 million and $4.1 million in 2011 and 2010, respectively.

(2)	Based upon the seasonal nature of our sales to Perfumania, the calculation of number of days sales in trade receivables is based on the actual agings as of March 31, 2011 and 2010, respectively.

(3)	The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of March 31, 2011 and 2010.

The increase in the number of days sales in trade receivables in 2011 from 2010 for unrelated customers was mainly attributable to shipments to domestic customers of new brand fragrances, from the launch of Reb’l Fleur, our new Rihanna brand fragrance, and other new brand fragrances from existing licenses occurring in the fourth quarter of fiscal year 2011. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it would have a material adverse affect on our overall sales and liquidity.

We had net sales of $47.5 million and $0 million during the year ended March 31, 2011, respectively, to Perfumania and to Quality King. During the year ended March 31, 2010, we had net sales of $37.6 million to Perfumania and $9.1 million to Quality King. The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are also presented as related party transactions. Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales. Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have an adverse effect on our financial condition and results of operations. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter. No allowance for credit loss has been recorded as of March 31, 2011.  Between April 1, 2011, and May 25, 2011, we received $1.5 million from Perfumania in payment of its outstanding balance. Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to its sales to Perfumania and Quality King, we had net sales of $3.7 million and $3.0 million for the years ended March 31, 2011 and 2010, respectively, to Jacavi, a fragrance distributor. Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011, and is one of the principals of Artistic Brands.  Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010.  In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to14.5% as of March 31, 2011), excluding warrants owned by the Garcia Group. See Notes 6 and 10 to the accompanying Consolidated Financial Statements for further discussion. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D.  Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statements of Operations.

See Note 2 to the accompanying Consolidated Financial Statements for further discussion of our relationship with Perfumania, Quality King, and Jacavi and the trade receivables and sales amounts during the respective periods for each related party.

The lead time for certain of our raw materials and components inventory (up to 180 days) requires us to maintain at least a three to six-month supply of some items in order to ensure production schedules. In addition, when we launch a new brand or SKU, we frequently produce a six to nine-month supply to ensure adequate inventories if the new products exceed our forecasted expectations. Generally gross margins on our products outweigh the additional carrying costs. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause us to decrease prices to reduce inventory levels.

During the fiscal year 2011, the number of days sales in inventory increased to 255 days from 202 days.  This calculation compares the ending inventory value to an estimated average daily cost of sales.  In fiscal year 2011, lower sales due to the expiration of the GUESS? brand products license agreement resulted in a decrease in cost of goods sold and an increase in the number of days in inventory.  In fiscal year 2010, total sales and costs of sales were higher, which resulted in a decrease in the number of days in inventory.  Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season. We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at March 31, 2011, based on current conditions, is stated at the lower of cost or market and, based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

On January 4, 2007, our Board approved the repurchase of 10,000,000 shares, subject to certain limitations, including approval from our lender if we had amounts outstanding under our line of credit. Our lender’s approval was never requested. At that time, the August 6, 2004, repurchase plan for 1,000,000 shares was effectively terminated with approximately 200,000 shares remaining. During the year ended March 31, 2007, we had repurchased, in the open market, 360,420 shares at a cost of $2.1 million, all of which was purchased during January 2007.

On October 16, 2008, our Board approved the reinstatement of our buy-back program, approving the repurchase of 1,000,000 shares, subject to certain limitations, including approval from our former lender. There is no expiration date specified for this program. Our former lender’s approval was received on October 24, 2008. During the fiscal year ended March 31, 2009, we repurchased, in the open market, 371,600 shares at a cost of $1.2 million. During the quarter ended March 31, 2009, our lender notified us to cease further buy-backs of our shares. As of March 31, 2011 and 2010, we had repurchased, under all phases of our common stock buy-back program (including those phases before 2007), a total of 11,718,977 shares at a cost of $40.4 million. We did not repurchase any shares of our common stock during the years ended March 31, 2011 and 2010.  Our New Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

On July 22, 2008, we signed a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (“Regions”). The Loan Agreement provided a credit line of up to $20.0 million, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or Regions’ prime rate, at our option.

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

	For the Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Rolling Twelve Months Ended December 31, 2009
(Unaudited)			(in thousands)
EBITDA:
Net income (loss)	$1,491	$(2,467)	$2,969	$(5,426)	$(3,433)
Interest	16	56	97	131	300
Taxes	1,253	(1,512)	1,820	(3,326)	(1,765)
Depreciation and amortization	622	687	812	755	2,876
Non-cash expenses (issuance of options and warrants)	70	82	82	192	426
EBITDA	$3,452	$(3,154)	$5,780	$(7,674)	$(1,596)

December 31, 2009
(Unaudited)	(in thousands)
Tangible Net Worth:
Total assets	$127,061
Less intangible assets	4,847
122,214
Less total liabilities	17,591
Tangible Net Worth	$104,623

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

On June 25, 2010, we entered into a New Loan Agreement with GE Capital, as amended April 15, 2011. The New Loan Agreement is a revolving credit facility that provides a credit line of up to $20.0 million, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the LIBOR rate over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at our option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the New Loan Agreement is two years. In connection with obtaining the revolving credit facility, we incurred approximately $0.7 million in deferred loan fees, which are being amortized over the life of the credit facility on a straight-line basis to interest expense, in the accompanying Consolidated Statements of Operations.  In addition, under the terms of the New Loan Agreement we incur monthly loan monitoring and unused commitment fees, which are recorded to interest expense, in the accompanying Consolidated Statements of Operations.  During the year ended March 31, 2011, we amortized $0.3 million in deferred loan fees and incurred $0.3 million in loan monitoring and unused commitment fees.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires us to maintain a minimum net liquidity balance of $12.5 million through October 31, 2010, and $15.0 million thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of our unrestricted cash assets plus the excess availability under the revolving credit facility.  At any point if we fall below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA (as defined below), minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, Parlux Ltd. and its affiliates must have a minimum net liquidity balance of $12.5 million to borrow under the New Loan Agreement. As of March 31, 2011, we met the minimum liquidity requirements under the New Loan Agreement.

The New Loan Agreement defines consolidated EBITDA, a non-GAAP financial measure, as (a) our consolidated net income plus (b) the sum of, any provision for federal income taxes or other taxes measured by net income, consolidated interest expense, amortization of debt discount and commissions and other fees and charges associated with indebtedness, losses from extraordinary items, depreciation, depletion and amortization expense, aggregate net loss on the sale of property outside the ordinary course of business and other non-cash expenditures, charge or loss for such period (other than any non-cash expenditures, charge or loss relating to write-offs, write-downs or reserves with respect to accounts receivable, inventory and sales returns), including the amount of compensation deduction as the result of any grant of stock or stock equivalents to employees, officers, directors or consultants and minus (c) the sum of, credit for federal income taxes or other taxes measured by net income, interest income, gain from extraordinary items and other non-recurring gain, but without giving effect to any gain resulting from any reappraisal or write-up of assets, aggregate net gain from the sale of property out of the ordinary course of business, other non-cash gain, including any reversal of a decrease in the value of stock or stock equivalent, and other cash payment in respect of expenditures, charges and losses that have been added to consolidated EBITDA. The consolidated interest coverage ratio is the ratio of consolidated EBITDA to consolidated interest expense.

Borrowings under the New Loan Agreement are secured by all of our assets and the assets of our subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital, as administrative and collateral agent, has a security interest in and to certain of our patents and trademarks, as well as those of our subsidiary, Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. We have provided to GE Capital, as administrative and collateral agent, a full guaranty of payment of the obligations under the New Loan Agreement. As of March 31, 2011, no amounts have been borrowed under the New Loan Agreement and our availability under the New Loan Agreement was $10.4 million.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2012.  In addition, the revolving credit facility will provide us an opportunity to improve liquidity and profitability.  However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

Contractual Obligations

The following table sets forth information regarding our contractual obligations as of March 31, 2011:

	Payment Due by Period
Type of Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Operating Lease Obligations (1)	$9,227	$2,166	$3,922	$3,139	$	―
Revolving Credit Facility(2)	563	450	113	―		―
Purchase Obligations (3)	26,184	26,184	—	—		—
Advertising Obligations (4)	121,552	28,403	60,278	28,981		3,890
Employment and Consulting Agreements (5)	803	803	―	—		—
Other Long-term Obligations (6)	34,266	7,724	16,289	9,086		1,167
	$192,595	$65,730	$80,602	$41,206		$5,057
———————
(1)
Represents the future minimum annual rental commitments net of future minimum annual rental income of $186 in fiscal year 2012. See Notes 5 and 8A to the accompanying Consolidated Financial Statements for further discussion.

(2)	Represents GE Capital loan monitoring and unused commitment fees.

(3)	Represents purchase orders issued in the normal course of business for components, raw materials and promotional supplies.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any “off-balance sheet arrangements” as that term is defined in Regulation S-K Item 303(a)(4).

Forward-Looking Statements

Our business, financial condition, results of operations, and cash flows, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements.) You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors, or combination of factors, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

•	The Paris Hilton line is our primary source of revenue following the expiration of our GUESS? license.

•
If we are unable to acquire or license additional brands, secure additional distribution arrangements, or obtain the required financing for these agreements and arrangements, the growth of our business could be impaired.

•
The development of new products by us involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development and subsequent promotions.

•
We depend on a relatively small number of customers for most of our revenue, therefore if any of our significant customers reduced their demand for our products or became financially unstable it may have a material adverse effect on our business.

•	The loss of or interruption in our arrangements with our manufacturers, suppliers and customers could have a material adverse affect on our sales, financial condition, and operating cash flow.

•
The fragrance and cosmetic industry is highly competitive, and if we are unable to compete effectively it could have a material adverse effect on our sales, financial condition, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

•
Our net sales, operating income and inventory levels fluctuate on a seasonal basis and a decrease in sales or profit margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

•	The continued consolidation of the U.S. department store segment could have a material adverse effect on our sales, financial condition, and operating cash flow.

•	Our customers’ inability or other failure to pay their accounts payable balance due to us could have a material adverse effect on our financial condition and results of operations.

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

•	If we are unable to protect our intellectual property rights, specifically trademarks and trade names, our ability to compete could be negatively impacted.

•	If we experience privacy breaches and liability for online content, it could negatively affect our reputation, credibility and business.

•	The loss of, or disruption in our distribution facility, could have a material adverse effect on our sales and our relationships with our customers.

•	Our success depends, in part, on the quality and safety of our fragrance and related products.

•	We are subject to risks related to our international operations.

•	Reductions in worldwide travel could hurt sales volumes in our duty-free related business.

•	If we lose the services of our executive officers and senior management, it could have a negative impact on our business.

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

•	Our information systems and websites may be susceptible to outages and other risks.

•	Our business is subject to regulation in the United States and internationally.

•	Our stock price has been volatile.

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

During the year ended March 31, 2011, our exposure to market risk for changes in interest rates related to our former bank line of credit. The bank line of credit bore interest at a variable rate, as discussed above under “Liquidity and Capital Resources.” On February 16, 2010, we repaid the remaining outstanding principal balance plus interest and fees of $1.1 million and the line of credit with Regions was terminated.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning our executive officers and directors as of March 31, 2011, is set forth below.  There are no family relationships between any of our executive officers or directors.

Name	Age	Position
Frederick E. Purches	73	Chairman of the Board of Directors and Chief Executive Officer
Frank A. Buttacavoli	56	Executive Vice President and Chief Operating Officer
Raymond J. Balsys	54	Senior Vice President and Chief Financial Officer
Anthony D’Agostino	53	Independent Director
Esther Egozi Choukroun	49	Independent Director
Glenn Gopman	55	Independent Director
Robert Mitzman	56	Independent Director

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

Frank A. Buttacavoli, a Certified Public Accountant, served as Vice President and Chief Financial Officer of the Company from April 1993 until May 2007, and was a director of the Company from March 1993 until February 2007. From July 1979 through June 1992, Mr. Buttacavoli was employed by Price Waterhouse, and was a Senior Manager from July 1987 to June 1992. In June 1996, Mr. Buttacavoli was promoted to Executive Vice President of the Company, and in October 1999, he assumed the additional responsibilities of Chief Operating Officer. On May 15, 2007, in an effort to segregate duties, he gave up the title of Chief Financial Officer to work more closely with the Chief Executive Officer on overall planning, management, logistical activities, building our core businesses and in the signing of new fragrance licenses.

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

Anthony D’Agostino, a Certified Public Accountant, has served as an independent director of the Company since February 2007 and, as of April 2007, was appointed Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees. Currently, Mr. D’Agostino is an audit manager with Sauvigne & Company, LLP, a Manhattan based CPA firm that he joined in December of 2007. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King, with compliance issues under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various transactions since 2004. From 2003 to 2004, Mr. D’Agostino served as the Vice President of Finance and Chief Financial Officer of CPI Aerostructures, Inc., a defense contractor. From 2002 to 2003, Mr. D’Agostino served as the Vice President of Finance and Chief Financial Officer of American Patriot Apparel Corporation, a start-up not-for-profit organization. From 2000 to 2002, he served as Senior Vice President of Finance and Chief Financial Officer of Softheon, Inc., a software start-up company.

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

Glenn H. Gopman, a Certified Public Accountant, has served as an independent director of the Company since October 1995, and has served as Chairman and/or as a member of various committees during that time. As of April 2007, he became Chairman of the Compensation and Independent Committees, and a member of the Audit Committee. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. He is presently a principal shareholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Prior to that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman has been appointed to Chair the F.I.C.P.A. Management of Accounting Practice 2010/2011 Section Steering Committee. Mr. Gopman presently serves as Chairman of the Citizen’s Oversight Committee under the Inter-Local Agreement on School Facilities Planning in Miami-Dade County.  He is also an officer and director of The Hebrew Free Loan Association of South Florida, Inc. and the Miami Beach Senior High School Alumni Association, both of which are a non-profit organizations.

Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors and the Company with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies.

Robert Mitzman, has served as an independent director of the Company since February 2007, and, as of April 2007, became a member of the Audit, Compensation, Independent and Nominating Committees. Since 1981, he has served as President and Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman currently serves on the board of directors of Esquire Bank Corp. He was previously a member of Young Presidents Organization and served on the board of directors of Orbit International Corp. until December 2008.

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

CORPORATE GOVERNANCE

Board of Director Meetings

In fiscal year 2011, there were twelve meetings of the Board of Directors, and each director attended at least 75% of the meetings of the Board of Directors and the meetings of all committees on which he or she served (during the period of such Board and committee service). It is our policy for all members of the Board of Directors to attend our annual meeting of stockholders.  All of our then current directors attended the annual meeting of stockholders for the fiscal year ended March 31, 2010.

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

Committees of the Board of Directors

The Board of Directors established four standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee, and the Independent Committee, all of which are composed of independent directors. The Audit Committee and Nominating Committee each operate under a written charter adopted by the Board of Directors which sets forth the scope of responsibilities of such committees. Copies of those charters are available for review on our website at www.parlux.com under “Corporate Website - Corporate Governance.”

Audit Committee

In July 2007, the Board of Directors approved an Audit Committee charter. Pursuant to its written charter, the Audit Committee appoints our independent registered public accountants to audit our financial statements, as well as reviews the scope, purpose and type of audit services to be performed by the independent registered public accountants, and the findings and recommendations of the accountants. During fiscal 2011, the Audit Committee was composed of Messrs. D’Agostino, Gopman and Mitzman, and Ms. Egozi Choukroun, each of whom is independent, as defined in the rules of Nasdaq.

The Audit Committee held five meetings in fiscal 2011. Mr. D’Agostino, a Certified Public Accountant and an independent director as defined in the rules of Nasdaq, served as Chairman of the Audit Committee during fiscal 2011. The Board of Directors has determined that Mr. D’Agostino is an audit committee financial expert as defined in the applicable regulations of the SEC.

For fiscal 2012, the Audit Committee will continue to be composed of Messrs. D'Agostino (Chairman), Mitzman, and Gopman, and Ms. Egozi Choukroun as members, each of whom is independent, as defined in the rules of Nasdaq. The Committee reviewed and discussed the audited financial statements of the Company for the 2011 fiscal year with management and the independent registered public accounting firm. Management has the responsibility for the preparation of the Company's financial statements, and the independent registered public accounting firm has the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with management and the independent registered public accounting firm, the Committee recommended to the Board that the Company's audited financial statements be  included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Compensation Committee

The duties of the Compensation Committee are to make recommendations to the Board of Directors concerning the salaries, bonuses and other compensation of Company executive officers, and to advise and act for the Board of Directors on other compensation matters. For further information on the Compensation Committee’s processes and procedures for consideration and determination of executive compensation, see Compensation Discussion and Analysis below. During fiscal 2011, the Compensation Committee was composed of Messrs. D’Agostino, Mitzman and Gopman, all of whom are independent directors as defined in the rules of Nasdaq. During fiscal 2011, Mr. Gopman served as the Chairman of the Compensation Committee. The Compensation Committee held one meeting in fiscal 2011. For fiscal 2012, the Compensation Committee will continue to be composed of Messrs. Gopman (Chairman), D’Agostino and Mitzman. The Compensation Committee does not have a formal written charter.

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

During fiscal 2011, the Nominating Committee was composed of Ms. Egozi Choukroun, and Messrs D’Agostino and Mitzman, all of whom are independent directors as defined in the rules of Nasdaq. During fiscal 2011, Ms. Egozi Choukroun served as the Chairperson of the Nominating Committee. The Nominating Committee held one meeting in fiscal 2011. For fiscal 2012, the Nominating Committee will continue to be composed of Ms. Egozi Choukroun (Chairperson), and Messrs. D’Agostino and Mitzman. It is the policy of the Nominating Committee to receive and evaluate any stockholder nominations to the Board of Directors.

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

The Independent Committee did not meet in fiscal 2011. During fiscal 2011, the Independent Committee was composed of Messrs. Gopman, D’Agostino and Mitzman and Ms. Egozi Choukroun. During fiscal 2011, Mr. Gopman served as the Chairman of the Independent Committee. For fiscal 2012, the Independent Committee will continue to be composed of Messrs. Gopman (Chairman), D’Agostino and Mitzman and Ms. Egozi Choukroun.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of (1) Forms 3 and 4 and amendments to each form furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended March 31, 2011, (2) any Forms 5 and amendments to such forms furnished to us with respect to our fiscal year ended March 31, 2011, and (3) any written representations referred to us in subparagraph (b)(1) of Item 405 of Regulation S-K under the Securities Exchange Act of 1934, as amended: (i) there was a Form 4 for each of Messrs. D'Agostino, Gopman, Mitzman and Ms. Egozi Choukroun relating to a stock option grant on October 12, 2010, that was inadvertently filed late.  The failure to timely report the above transactions was inadvertent and, as soon as the oversight was discovered, the Form 4s were promptly filed.  Other than as provided above, to the best of our knowledge, all required Section 16 reports by our directors, executive officers and beneficial owners of more than 10% of our common stock, were filed on time.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and our principal operating officer during fiscal 2011. These individuals are referred to as the "Named Executive Officers" and are listed in the executive compensation tables provided below.

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

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives. In the past, the Compensation Committee has evaluated current executive compensation data for companies in our industry as part of its process prior to determining our current executive compensation program and the amounts of compensation for each component of our program. The companies reviewed during fiscal 2009 were Elizabeth Arden, Estee Lauder, Revlon and Inter Parfums, Inc. The Compensation Committee used this data to obtain a general understanding of current compensation practices in our industry and to ensure that it was acting in an informed and responsible manner to make sure the Company's compensation program was competitive. The Compensation Committee viewed this data as one factor in assisting its compensation decisions, but did not use this data as a reference point, either wholly or in part, to base, justify or provide a framework for its compensation decisions. Further, the Compensation Committee did not target any element of executive compensation to be at the median or any specific percentile of this industry data. The Compensation Committee used its experience and judgment to make final compensation decisions. For fiscal 2010 and 2011, the Compensation Committee determined it was not necessary to undertake an evaluation of executive compensation data for companies in our industry, particularly in light of global economic conditions, the Company's cost-cutting initiatives and the terms of the employment agreements with the Named Executive Officers.

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

Current Executive Compensation Program Elements

Base Salaries

We provide our Named Executive Officers with a base salary to compensate them for services rendered during the fiscal year. The initial base salaries for certain of our Named Executive Officers were fixed pursuant to their written employment agreements. See “Employment Agreements” beginning on page 59. The initial base salary ranges were determined for each executive officer based upon their position, responsibility and industry experience. Any adjustments in the base salaries of our executive officers who are party to an employment agreement will be determined by the Compensation Committee based upon a combination of data derived from current surveys of compensation levels for similar positions in public companies of comparable size and industry type as determined by the Committee to be appropriate for consideration and a subjective review of the executive officer’s performance by the Compensation Committee, and the attainment of financial and operational objectives, with no specified weight being given to any of these factors. Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. During fiscal 2011, the cash salaries paid to Messrs. Purches, Buttacavoli, and Balsys were $379,646, $361,231, and $225,769, respectively. As discussed in more detail below, Mr. Purches was appointed Chief Executive Officer on January 25, 2010, and as a result for fiscal 2010 served in this capacity from January 25, 2010 through March 31, 2010, and received the pro-rata portion of an annual base salary of $300,000. Additionally, the Company entered into an employment agreement with Mr. Purches for a term of one year beginning April 1, 2010 and ending March 31, 2011, pursuant to which he received an annual base salary of $300,000, and such annual base salary is equivalent to half of the annual base salary the Company's prior Chief Executive Officer would have been entitled to receive under the terms of his employment agreement. Effective November 8, 2010, the Company and Mr. Purches entered into a new employment agreement (the New Employment Agreement) which superseded the previous agreement then in place.  The New Employment Agreement expires on October 7, 2011, and provides for a base annual salary of $500,000. On May 18, 2011, we entered into an amendment to Mr. Purches’ executive employment agreement, which amends the term of his employment to continue through March 31, 2012, unless terminated at an earlier date in accordance with the agreement. Additional details regarding the New Employment Agreement and amendment follows below.

Mr. Buttacavoli's base salary for fiscal 2010 was set in accordance with the terms of his employment agreement. Mr. Balsys' base salary for fiscal 2010 was set in accordance with the terms of his employment agreement and increased from $225,000 in fiscal 2009 to $250,000 in fiscal 2010 upon the use of the Compensation Committee's discretion. For fiscal 2011, in recognition of the challenges and difficulties faced by the Company as a result of the economic downturn over fiscal 2009 and fiscal 2010, the impact of the expiration of the GUESS? license, and consistent with the Company's implementation of cost reduction initiatives during fiscal 2009 and fiscal 2010, Messrs. Buttacavoli and Balsys volunteered in April 2010 to reduce each of their annual base salaries by 10% for fiscal 2011.  See "Employment Agreements" below for a description of our employment agreements with our Named Executive Officers.

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

Fiscal 2011 Performance Targets	Percentage (%) of Base Salary

Pre-tax profit target of $3,000,000:	5.0
Pre-tax profit target of $5,000,000:	10.0
Pre-tax profit target of $7,000,000:	15.0
Pre-tax profit target of $9,000,000:	25.0
Various individual performance targets	25.0
Total incentive bonus available	50.0

The annual incentive bonus opportunities for our Named Executive Officers was a maximum of 50% of base salary if all of the performance targets were achieved. Those targets, for our Named Executive Officers, included a pre-tax profit target, which represented up to 50% of the maximum bonus amount. In addition, each Named Executive Officer was given individual performance goals within their areas of responsibility, which could have accounted for an additional 50% of the maximum bonus amount. We reported pre-tax income for the fiscal year ended March 31, 2011, of $1.9 million and accordingly, no bonus was earned in connection with the pre-tax profit objectives. Although the Compensation Committee acknowledged and appreciated that there were many positive management achievements attained in a difficult economic environment, the Compensation Committee determined that the reported income precluded awarding any executive bonus that otherwise may have been earned based on individual performance.

Stock Option Grants

We use stock options as a means of aligning the interests of our key employees and executive officers with the interests of our stockholders, by ensuring that they have a direct interest in increasing stockholder value. Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have periodically made grants of stock options to provide further incentives to our executives to increase stockholder value, which are typically issued in connection with an amendment to, or execution of a new employment agreement. During fiscal 2011, a stock option grant was made to Mr. Purches for 50,000 shares in connection with his April 1, 2010, employment agreement and a stock option grant was made to Mr. Balsys for 20,000 shares in connection with his April 1, 2010, new employment agreement. No other stock option grants were made to the other Named Executive Officers during fiscal 2011.  Stock options are granted with an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the recipients will realize value on their stock options if our stockholders realize value on their shares.

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

Based on the review and discussions referred to in the paragraph immediately above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and/or the Proxy Statement.

Submitted by the Members of the Compensation Committee:

Glenn H. Gopman, Chairman
Anthony D'Agostino
Robert Mitzman

Compensation Committee Interlocks and Insider Participation

Messrs. Gopman, D’Agostino, and Mitzman served as members of the Compensation Committee during fiscal 2011. No member of the Compensation Committee was an officer or employee of our Company during the prior year or was formerly an officer of our Company. During the fiscal year ended March 31, 2011, none of our executive officers served on the compensation committee of any other entity, any of whose directors or executive officers served either on our Board of Directors or on our Compensation Committee.

Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth compensation information regarding our Named Executive Officers, during the fiscal years ended March 31, 2011, March 31, 2010, and March 31, 2009.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Frederick E. Purches	2011	$379,646	$59,611	—	$11,863	(3)	$451,120
(Chairman and Chief	2010	$27,273	—	—	$108,169	(6)	$135,442
Executive Officer)(1)	2009	—	—	—	—		—

Frank A. Buttacavoli	2011	$361,231	—	—	$17,161	(3)	$378,392
(Executive Vice President and Chief	2010	$400,000	$110,727	—	—	(5)	$510,727
Operating Officer)	2009	$400,000	—	—	$10,716	(4)	$410,716

Raymond J. Balsys	2011	$225,769	$24,409	—	$15,219	(3)	$265,397
(Chief Financial	2010	$241,346	—	—	—	(5)	$241,346
Officer)	2009	$225,000	—	—	$16,251	(3)	$241,251
———————
(1)	Mr. Purches was appointed Chairman and Chief Executive Officer of the Company on January 25, 2010.

(2)
The amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  For assumptions made for the purpose of computing this amount see Note 10 in the accompanying Consolidated Financial Statements.

(3)	“All Other Compensation” consists of car allowance, and matching contributions made by us under our 401-K Plan.

(4)	“All Other Compensation” consists of matching contributions made by us under our 401-K Plan.

(5)	“All Other Compensation” did not exceed $10,000 for the Named Executive Officer, during this period.

(6)	“All Other Compensation” consists of a car allowance of $2,400 and consulting fees of $105,769.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award to our Named Executive Officers during Fiscal 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Grant Date Fair Value of Stock and Option	Option Exercise or Base Price of
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (#) (2)	Awards ($)	Awards ($)
Frederick E. Purches	—	—	$150,000	$250,000	—	—	—
	04/01/10	—	—	—	50,000	$59,611	$2.25

Frank A. Buttacavoli	—	—	$108,000	$180,000	—	—	—
	06/05/09	—	—	—	100,000	$110,727	$1.84

Raymond J. Balsys	—	—	$67,500	$112,500	—	—	—
	04/01/10	—	—	—	20,000	$24,409	$2.25
———————
(1)
Represents annual cash incentive awards pursuant to Named Executive Officer’s employment agreements or Company incentive program, the actual payouts of which are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation table on page 57.

(2)	Option award granted under our 2007 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal 2011 Year-End

The following table sets forth information concerning unexercised options outstanding for each of our Named Executive Officers at March 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frederick E. Purches	―	25,000	(2)	—	$2.25	04/01/2015

Frank A. Buttacavoli	66,666	33,334	(1)	—	$1.84	06/05/2014

Raymond J. Balsys	60,000	—		—	$4.60	10/11/2012
	10,000	10,000	(3)	—	$2.25	04/01/2015
———————
(1)	The options vest with respect to the 33,334 shares on March 31, 2012.

(2)	The options vest with respect to the 25,000 shares on April 1, 2011.

(3)	The options vest with respect to the 10,000 shares on July 31, 2011.

Option Exercises and Stock Vested

The following table sets forth information regarding stock option exercises for each of our Named Executive Officers during the fiscal year ended March 31, 2011.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)
Frederick E. Purches	40,000	$26,600	(1)
Frank A. Buttacavoli	200,000	$384,000	(2)
Raymond J. Balsys	—	—

———————
(1)
Based upon the difference between the closing market price on the date of exercise on June 24, 2010, for 15,000 shares, which was $1.71 per share and the exercise price of $0.82 per share ($13.350) and on December 8, 2010, for 25,000 shares, which was $2.78 per share and the exercise price of $2.25 per share ($13.250).  It does not take into account any taxes that may be payable in connection with the transaction.

(2)
Based upon the difference between the closing market price on the date of exercise on March 31, 2011, which was $3.14 per share and the exercise price of $1.22  per share and does not take into account any taxes that may be payable in connection with the transaction.

EMPLOYMENT AGREEMENTS

Frederick E. Purches

On January 25, 2010, the Board of Directors unanimously elected Mr. Purches to the Board of Directors, and appointed him as the Chairman of the Board of Directors. Also, on January 25, 2010, the Board of Directors appointed Mr. Purches as Chief Executive Officer of the Company on an interim basis.

On April 1, 2010, we entered into an employment agreement with Mr. Purches. The employment agreement provided for a term of one year beginning on April 1, 2010 and ending on March 31, 2011. Pursuant to the employment agreement, Mr. Purches received an annual base salary of $300,000. Mr. Purches was not entitled to participate in the Company's executive bonus plan, but the Board of Directors could, in its discretion, award a bonus to Mr. Purches. Mr. Purches was eligible for and participation in any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. In connection with his employment agreement, Mr. Purches was granted an option to purchase 50,000 shares of common stock of the Company under the 2007 Plan.

On November 8, 2010, we entered into an executive employment agreement with Mr. Purches. The new employment agreement provides for a term of one year beginning on November 8, 2010 and ending eleven months thereafter. Pursuant to the employment agreement, Mr. Purches will receive an annual base salary of $500,000. Mr. Purches will be entitled to participate in the Company's executive bonus plan. Mr. Purches will be eligible for and may participate in any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. We recognize that Mr. Purches resides in New York and will not be relocating his residence. Accordingly, the employment agreement provides that we will reimburse Mr. Purches for all reasonable and documented travel expenses and may consider renting an apartment or extended stay accommodations in Fort Lauderdale at our expense for Mr. Purches under certain circumstances.

On May 18, 2011, we entered into an amendment to Mr. Purches’ executive employment agreement, which amends the term of his employment to continue through March 31, 2012, unless terminated at an earlier date in accordance with the agreement.  In connection with this amendment to his executive employment agreement, Mr. Purches was granted an option, which vested immediately, to purchase 50,000 shares of common stock of the Company under the 2007 Plan.

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

On March 31, 2010, we entered into an amendment to Mr. Buttacavoli's employment agreement, which provides for an annual base salary of $360,000 from April 1, 2010, through March 31, 2011, and an annual base salary of $400,000 from April 1, 2011, through March 31, 2012.  Mr. Buttacavoli volunteered to reduce his annual base salary by 10% for the period ended March 31, 2011, to assist the Company in its cost reduction initiatives. All other terms under Mr. Buttacavoli's employment agreement remain unchanged.

On March 31, 2011, we entered into a second amendment to Mr. Buttacavoli’s employment agreement, which amends the termination payment adjustment, termination benefits and condition to severance.  The second amendment provides termination payments in an amount equal to one-half Mr. Buttacavoli’s annual base salary in effect at the time of such termination.  The Company shall continue to provide Mr. Buttacavoli with executive benefits for a period of twelve months following the date of such termination, except the executive benefits shall cease should Mr. Buttacavoli commence employment with another employer during this twelve month period.

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

On April 1, 2010, the 2007 Agreement, which was scheduled to expire under its terms on July 25, 2010, was replaced and superseded by a new employment agreement (the "2010 Agreement"). The 2010 Agreement provides for a term beginning on April 1, 2010 and ending on July 31, 2011. Pursuant to the 2010 Agreement, Mr. Balsys will receive an annual base salary of $225,000. Mr. Balsys volunteered to reduce his annual base salary by 10% for the period ended March 31, 2011, to assist the Company in its cost reduction initiatives. Mr. Balsys will be eligible to receive an annual bonus of up to 50% of his annual base salary based on the Company's achievement of certain financial measures and management objectives as determined by the Compensation Committee. Mr. Balsys will be eligible to receive any benefits and perquisites available to other executive officers, including any group health, dental, disability, life insurance benefit plans, car allowance or other form of executive benefit plan or program of the Company existing from time to time. Under the terms of the 2010 Agreement, Mr. Balsys is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants. In connection with the 2010 Agreement, Mr. Balsys was granted an option to purchase 20,000 shares of common stock of the Company under the 2007 Plan.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Frederick E. Purches

Pursuant to the November 8, 2010, Agreement, which was amended by the May 18, 2011, Agreement.

We may terminate Mr. Purches' employment agreement for any reason at any time, without any prior written notice to Mr. Purches. Mr. Purches shall not be entitled to any severance payment, salary continuation or other post-employment benefits of any kind, provided that upon termination Mr. Purches may retain any stock options granted during the term of his employment agreement for the remaining term of such options. If we terminate Mr. Purches' employment agreement prior to November 8, 2011, then we will engage Mr. Purches or his affiliate, Cosmix, Inc., to continue as Chairman of the Board of Directors in the capacity as consultant until the 2011 annual shareholders’ meeting for a fee of $42,000 per month and will continue to be engaged as a consultant at $15,000 per month until the 2012 annual shareholders’ meeting. Upon expiration of his employment agreement or upon termination, other than for "Cause", we shall permit Mr. Purches to participate in the Company's benefit plans and will continue to pay the premiums covering Mr. Purches' participation in such benefit plans for up to 18 months from the termination date as consideration for Mr. Purches' availability for consulting services as we may reasonably request as long as such participation by Mr. Purches in the benefit plans and the payment by us of the continuation premiums shall be permitted under the terms of the benefit plans and any applicable law in effect during such period. For purposes of Mr. Purches' employment agreement, a termination will be deemed to have occurred for "Cause" under the employment agreement if Mr. Purches is terminated for: (i) willful misconduct; (ii) commission of a felony; (iii) repeated disregard of his duties under the employment agreement; or (iv) material breach of the terms of his employment agreement. Under the terms of the employment agreement, Mr. Purches is subject to certain restrictive covenants, including confidentiality, non-solicitation and non-competition covenants.

The following table describes the estimated compensation upon termination of Mr. Purches' employment agreement, assuming Mr. Purches' employment agreement was in effect during fiscal 2011. The estimated compensation assumes the triggering event occurred on March 31, 2011 (the last business day of fiscal 2011). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Consulting Fees
Frederick E. Purches	$294,000	(1)(2)
———————
(1)	This amount would be paid to Mr. Purches or his affiliate, Cosmix, Inc., to provide transition and consulting services as we reasonably request until November 8, 2011 for a fee of $42,000 per month.

(2)	The May 18, 2011, amendement extended Mr. Purches' term of employment through March 31, 2012, with all other provisions remaing unchanged.

Frank A. Buttacavoli

Upon termination of Mr. Buttacavoli’s employment agreement for any reason other than resignation of Mr. Buttacavoli without “Good Reason,” as defined below, or termination by the Company for “Cause,” as defined below, the following will apply, with some exceptions:

(i)
Termination Payment. Mr. Buttacavoli, or his estate and heirs following his death, shall be entitled (A) to continue to receive one-half annual base salary in effect at the time of such termination for a period of 6 months following the date of such termination, (B) to be paid when otherwise payable as if employment was not terminated, any bonus earned by Mr. Buttacavoli through the date of termination pursuant to the terms of the bonus plan prorated to the date of termination, and (C) to have any unvested portion of his option fully vest as of the date of such termination.

(ii)
Termination Benefits. We will continue to provide Mr. Buttacavoli with the executive benefits and perquisites available to executive officers of the Company, including any group health, dental, disability, or other form of executive benefit plan or program of the Company existing from time to time on the same terms and conditions as is available to all other executives for a period of 12 months following the date of termination, except the executive benefits shall cease should Mr. Buttacavoli commences employment with another employer during this twelve month period.

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

The following table describes the estimated compensation upon termination of Mr. Buttacavoli’s employment agreement for any reason other than resignation of Mr. Buttacavoli without “Good Reason,” as defined above, or termination by the Company for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2011 (the last business day of fiscal 2011). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary		Bonus		Value of Accelerated Options
Frank A. Buttacavoli	$400,000	(1)	$200,000	(2)	$43,334	(3)
———————
(1)	This amount would be paid when otherwise payable as if employment had not been terminated on March 31, 2011.

(2)	This amount assumes Mr. Buttacavoli earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)
Based upon the difference between the closing market price on March 31, 2011, which was $3.14 per share and the exercise price of $1.84 per share, $43,334 was realized on the acceleration of options to purchase 33,334 shares.

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

The following table describes the estimated compensation upon termination of Mr. Balsys’ employment agreement for any reason other than resignation of Mr. Balsys without “Good Reason,” as defined above, or termination by the Company for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2011 (the last business day of fiscal 2011). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary		Bonus		Value of Accelerated Options
Raymond J. Balsys	$250,000	(1)	$125,000	(2)	$8,900	(3)
———————
(1)	This amount would be paid when otherwise payable as if employment had not been terminated on March 31, 2011.

(2)	This amount assumes Mr. Balsys earned an annual bonus of 50% of his annual base salary, the maximum annual bonus provided for in his employment agreement.

(3)
Based upon the difference between the closing market price on March 31, 2011, which was $3.14 per share and the exercise price of $2.25 per share, $8,900 was realized on the acceleration of options to purchase 10,000 shares.

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

The following table describes the estimated compensation upon termination of Mr. Balsys’ 2010 Agreement, assuming Mr. Balsys’ 2010 Agreement was in effect during fiscal 2010, for any reason other than termination by us for “Cause.” The estimated compensation assumes the triggering event occurred on March 31, 2011 (the last business day of fiscal 2011). Benefits that do not discriminate in scope, terms or operation and that are generally available to all employees are not included in the table.

Named Executive Officer	Base Salary
Raymond J. Balsys	$112,500	(1)
———————
(1)	Represents Mr. Balsys’ salary for a period of 180 days.

DIRECTOR COMPENSATION

Each of our non-employee directors receives an annual fee of $42,000 in cash and an annual grant of stock options to purchase 15,000 shares of Common Stock as compensation for their service to the Board of Directors. Non-employee directors serving on the Audit Committee receive an additional $8,000 in cash annually, with the Chairman receiving an additional $10,000 in cash. Non-employee directors serving on the Compensation, Nominating, and Independent Committee receive an additional $3,000 annually in cash for each Committee served on, with the Chairman of each of these committees receiving an additional $3,000 in cash annually. Director compensation remained the same for fiscal 2010 and 2011.

The following table sets forth certain information regarding the compensation of our non-employee directors for the fiscal year ended March 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	Total ($)
Anthony D’Agostino	$69,000	$19,759	$88,759
Esther Egozi Choukroun	$59,000	$19,759	$78,759
Glenn Gopman	$62,000	$19,759	$81,759
Robert Mitzman	$59,000	$19,759	$78,759
———————
(1)	All option awards were granted on October 12, 2010, at an exercise price of $2.23, the closing price of the Company’s common stock on that date.

(2)
As of March 31, 2011, each of our current non-employee directors owned the following number of options: Anthony D’Agostino – 60,000; Esther Egozi Choukroun – 45,000; Glenn Gopman – 80,000; and Robert Mitzman – 60,000.

(3)
The amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  Assumptions made for the purpose of computing this amount are discussed in our 2011 Form 10-K in Note 10 to the Consolidated Financial Statements. Each director was awarded options to purchase 15,000 shares during fiscal 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 25, 2011, certain information with respect to the number of shares of Common Stock beneficially owned by (i) each of our directors, (ii) each of our Named Executive Officers, (iii) all of our current directors and executive officers as a group and (iv) based on information available to us and a review of statements filed with the SEC pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the “Exchange Act”), each person or entity that beneficially owns (directly or together with affiliates) more than 5% of the Common Stock. We believe that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

	Common Stock Beneficially Owned (1)	Percentage Ownership (1)
Directors and Named Executive Officers:
Frederick E. Purches (2)	167,000	*
Frank A. Buttacavoli (3)	936,666	4.5%
Raymond J. Balsys (4)	82,500	*
Anthony D’Agostino (5)	65,000	*
Esther Egozi Choukroun (6)	60,000	*
Glenn Gopman (7)	150,000	*
Robert Mitzman (8)	60,600	*
All Current Directors and Executive Officers as a Group (7 Persons)(9)	1,521,766	7.2%

Other Principal Stockholders, based on the most recent filings available to the Company:
Garcia Group (10)	3,970,527	18.3%
Glenn H. Nussdorf (11)	2,050,013	9.9%
Dimensional Fund Advisors, Inc. (12)	1,580,603	7.6%
———————
*	Under one percent (1%).

(1)
Calculated pursuant to Rule 13d-3 of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of May 25, 2011, we had 20,758,812 shares of Common Stock outstanding.

(2)
Includes (a) immediately exercisable options to purchase 25,000 shares of Common Stock under his employment agreement, dated April 1, 2010, and  (b) immediately exercisable options to purchase 50,000 shares of Common Stock under the amendment to his executive employment agreement, dated May 18, 2011. The address of Mr. Purches is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(3)
Includes immediately exercisable options to purchase 66,666 shares of Common Stock under his employment agreement, dated as of June 5, 2009.  The address of Mr. Buttacavoli is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(4)
Includes (a) immediately exercisable options to purchase 60,000 shares of Common Stock under his employment agreement, dated July 26, 2007, and (b) immediately exercisable options to purchase 10,000 shares of Common Stock under his employment agreement, dated April 1, 2010. The address of Mr. Balsys is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(5)	Includes immediately exercisable options to purchase 60,000 shares of Common Stock. The address of Mr. D’Agostino is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(6)	Includes immediately exercisable options to purchase 45,000 shares of Common Stock. The address of Ms. Egozi Choukroun is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(7)
Includes immediately exercisable options and warrants to purchase 60,000 and 20,000 shares of Common Stock, respectively. The address of Mr. Gopman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(8)
Includes (a) immediately exercisable options to purchase 30,000 shares of Common Stock, and (b) 600 shares of Common Stock owned by Mr. Mitzman’s son. Mr. Mitzman disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest in such shares.  The address of Mr. Mitzman is 5900 N. Andrews Avenue, Suite 500, Fort Lauderdale, Florida 33309.

(9)	Includes our current executive officers and directors. Includes immediately exercisable options and warrants to purchase 356,666 and 20,000 shares of Common Stock, respectively.

(10)
Based on Schedule 13D filed with the SEC on March 4, 2011, by that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC (the "Garcia Group").  Includes (i) 2,718,728 shares owned by JM-CO Capital Fund, LLC, of which Jacqueline Marie Garcia acts as Manager, (ii) 86,799 shares owned by Jacavi Investments, LLC, of which Jacqueline Marie Garcia is the Manager, (iii) 190,000 shares owned by Aqua Capital Fund, LLC, of which Jacavi Investments, LLC is the Manager, (iv) immediately exercisable warrants to purchase 325,000 shares of Common Stock held by the Carolina Marie Garcia 2006 Family Trust, (v) immediately exercisable warrants to purchase 325,000 shares of Common Stock held by the Jacqueline Marie Garcia 2006 Family Trust, and (vi) immediately exercisable warrants to purchase 325,000 shares of Common Stock held by the Irrevocable Trust for Victor Garcia.  The Garcia Group expressly disclaims (i) the existence of any group and (ii) beneficial ownership with respect to any shares other than the shares owned of record by such reporting person. The address of this reporting person is 200 S. Biscayne Blvd., Suite 1000, Miami, FL 33131.

(11)	Based on a Form 4 filed with the SEC on December 12, 2007. The address of this reporting person is 2060 Ninth Avenue, Ronkonkoma, NY 11719.

(12)	Based on a Schedule 13G/A filed with the SEC on February 8, 2010. The address of this reporting person is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

           Transactions with related parties, including, but not limited to, members of the Board of Directors, are closely monitored by management and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. In the event a transaction with a member of the Board of Directors is contemplated, the director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing; nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors.

Perfumania Holdings, Inc.

The majority shareholders of Perfumania Holdings, Inc., the parent company of Perfumania, Inc. ("Perfumania"), held an approximately 9.9% ownership interest in the Company at March 31, 2011, and accordingly, transactions with Perfumania are related party transactions.

	Year Ended March 31,
(in millions)	2011	2009	2008

Sales to Perfumania	$47.5	$37.6	$41.5

During the fiscal years ended March 31, 2011, 2010 and 2009, we had sales of approximately $47.5 million, $37.6 million, and $41.5 million, respectively, to Perfumania, which represented 39%, 25%, and 27%, respectively, of our sales. Perfumania is one of our largest customers and transactions with them are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Perfumania offers us the opportunity to sell our products in approximately 360 retail outlets and our terms with Perfumania take into consideration the relationship existing between the companies for approximately twenty years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of our products provided in Perfumania’s store windows, and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

While our invoice terms to Perfumania are stated as net ninety (90) days, for more than fifteen years, management has granted longer payment terms taking into consideration the factors discussed above. We evaluate the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Perfumania to us amounted to $12.7 million and $10.5 million at March 31, 2011 and 2010, respectively. Trade accounts receivable from Perfumania are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors.

We continue to evaluate our credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as our payment history with Perfumania, indicates that, historically, their first quarter ending approximately April 30, is Perfumania’s most difficult operating quarter as is the case with most U.S. based retailers. We have, in the past, received significant payments from Perfumania during the last three months of the calendar year, and have no reason to believe that this will not continue. Based on our evaluation, no allowances have been recorded as of March 31, 2011, and 2010. We will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on us.

Quality King Distributors, Inc.

The majority shareholders of Perfumania Holdings, Inc., are also the majority owners of Quality King Distributors, Inc. (“Quality King”). Accordingly, transactions with Quality King are related party transactions.

	Year Ended March 31,
(in millions)	2011		2010	2009

Sales to Quality King	$	―	$9.1	$—

During the fiscal year ended March 31, 2010, we had sales of approximately $9.1 million to Quality King, which represented 6% of our sales. During the fiscal years ended March 31, 2011 and 2009, we had no sales to Quality King. Similar to Perfumania, Quality King’s transactions are closely monitored by management, and any unusual trends or issues are brought to the attention of our Audit Committee and Board of Directors. Pricing and terms with Quality King reflect (a) the volume of Quality King’s purchases, (b) a policy of no returns from Quality King, (c) minimal spending for advertising and promotion, and (d) minimal distribution costs to fulfill Quality King orders shipped directly to their distribution center.

Our invoice terms to Quality King are stated as net ninety (90) days. We evaluate the credit risk involved, which is determined based on a credit review of Quality King’s results and credit references. Management monitors the account activity to ensure compliance with their limits.

Net trade accounts receivable owed by Quality King were $0 at March 31, 2011 and 2010. Trade accounts receivable from Quality King are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors.

Jacavi Beauty Supply, LLC

In addition to sales to Perfumania and Quality King, we sold a number of our products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011, and is one of the principals of Artistic Brands Development, LLC. Also, on June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.5% as of March 31, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D.  Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing.  Transactions with Jacavi are related party transactions.

	Year Ended March 31,
(in millions)	2011	2010	2009

Sales to Jacavi	$3.7	$3.0	$—

During the fiscal year ended March 31, 2011 and 2010, we had net sales of $3.7 million and $3.0 million, respectively, to Jacavi. As of March 31, 2011 and 2010, net trade account receivables from Jacavi were $0 and $0.4 million, respectively. Trade accounts receivable from Jacavi are non-interest bearing, and are paid in accordance with the terms established by the Board of Directors. The invoice terms and credit risks for Jacavi are similar to Perfumania.  During fiscal year ended March 31, 2009, we had no sales to Jacavi.

Board of Director Independence

The Board of Directors has determined that four directors, Ms. Egozi Choukroun and Messrs.  D’Agostino, Gopman and Mitzman are independent, as defined in the rules of the Nasdaq Stock Market (“Nasdaq”).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Marcum LLP (tax fees were billed by Deloitte Tax LLP) for fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended March 31,
	2011	2010

Audit Fees (a)	$357,656	$574,755
Audit-Related Fees	—	—
Tax Fees (b)	109,450	103,700
All Other Fees (c)	26,618	20,222
———————
(a)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements, and the review of our interim consolidated financial statements included in quarterly reports.

(b)	“Tax Fees” consist of fees billed for professional services rendered in connection with income tax compliance, tax research, and income tax preparation services.

(c)	“All Other Fees” consist of fees billed for professional services rendered in connection with Marcum LLP’s audit of our 401(k) Plan.

The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining Marcum LLP’s independence. The Audit Committee pre-approves the engagement of the audit of our 401(k) Plan and Marcum LLP for all significant professional services. The Audit Committee has delegated the pre-approval authority to the Chairman of the Audit Committee, who evaluates and approves the particular engagement prior to the commencement of services. All services and fees were approved by the Audit Committee. In fiscal years 2011 and 2010, no services provided to the Company by Marcum LLP were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

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

PARLUX FRAGRANCES, INC.

Dated: May 26, 2011	By:	/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Frederick E. Purches	Chairman and Chief Executive Officer, Director	May 26, 2011
Frederick E. Purches	(Principal Executive Officer)

/s/ Raymond J. Balsys	Vice President and Chief Financial Officer	May 26, 2011
Raymond J. Balsys	(Principal Financial and Principal Accounting Officer)

/s/ Glenn Gopman	Director	May 26, 2011
Glenn Gopman

/s/ Esther Egozi Choukroun	Director	May 26, 2011
Esther Egozi Choukroun

/s/ Anthony D’Agostino	Director	May 26, 2011
Anthony D’Agostino

/s/ Robert Mitzman	Director	May 26, 2011
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

4.1	Form of Common Stock Certificate, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on November 5, 2010.

4.2
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

10.81	Acknowledgment of Assignment Agreement, dated as of January 31, 2009, between Parlux Fragrances, Inc. and Tarragon South Development Corp., Tarragon Corporation and Tricony CFC, L.L.C.

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

10.84
Agreement, dated April 3, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). ***

10.85
Sublicense Agreement, dated April 7, 2009, by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) regarding a license for Rihanna. License Agreement, dated April 3, 2009, by and between Combermere Entertainment Properties, LLC and Artistic Brands Development, LLC (formerly known as Iconic Fragrances, LLC) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009). ***

10.86
First Amended and Restated Sublicense Agreement by and between Parlux Fragrances, Inc. and Artistic Brands Development, LLC regarding a license for Kanye West (effective as of March 2, 2011). First Amended and Restated License Agreement, dated April 3, 2009, by and between Mascotte Holdings, Inc. and Artistic Brands Development, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2011). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

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

10.90+
Executive Employment Agreement, dated as of November 8, 2010, between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 12, 2010).

10.91+
Executive Employment Agreement, dated as of April 1, 2010, between Parlux Fragrances, Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on April 5, 2010).

10.92
Consulting Agreement, with Cambridge Development Corp., dated as of April 1, 2010 (incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed on June 29, 2010).

10.93
Credit Agreement, dated as of June 25, 2010, among Parlux Ltd., as borrower, Parlux Fragrances, Inc., as guarantor, the lenders party thereto, and General Electric Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed on June 29, 2010). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

10.94
Guaranty and Security Agreement, dated as of June 25, 2010, among Parlux Ltd., and each grantor from time to time party thereto and General Electric Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed on June 29, 2010).

10.95
First Amendment to Lease Agreement, dated November 24, 2010, between Parlux Fragrances, Inc. and GreDel Properties, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed on February 3, 2011)

10.96	First Amendment to Credit Agreement, dated April 15, 2011, among Parlux Ltd.., Parlux Fragrances, Inc. and General Electric Capital Corporation.*

10.97+
Amendment to Executive Employment Agreement, dated May 18, 2011, by and between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2011.

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP, an independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, as amended.**
———————
*	Filed herewith

**	Furnished herewith

***	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately with the SEC.

+	Management contracts or compensatory plans, contracts or arrangements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES

All other Schedules are omitted as the required information is not applicable or the information is presented in the financial statements or the related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders of
Parlux Fragrances, Inc.

We have audited the accompanying consolidated balance sheets of Parlux Fragrances, Inc. and Subsidiaries (the “Company”) as of March 31, 2011, and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index with respect to each of the three years in the period ended March 31, 2011. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of operations and cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Marcum LLP
Miami, Florida
May 26, 2011

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,511	$17,579
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of $3,908 and $4,144, respectively	12,050	3,372
Trade receivables from related parties	12,708	10,873
Income taxes receivable	122	7,161
Inventories	37,373	41,846
Prepaid promotional expenses, net	7,519	7,867
Prepaid expenses and other current assets, net	8,251	9,437
Deferred tax assets	5,460	5,238
TOTAL CURRENT ASSETS	103,994	103,373

Equipment and leasehold improvements, net	1,844	2,679
Trademarks and licenses, net	4,195	4,654
Deferred tax assets, net	687	1,667
Other	1,986	1,959
TOTAL ASSETS	$112,706	$114,332
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,637	$10,019
Accrued expenses	2,338	4,513
TOTAL CURRENT LIABILITIES	10,975	14,532
TOTAL LIABILITIES	10,975	14,532
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized at March 31, 2011 and 2010, respectively, 30,397,789 and 30,143,789 shares issued at March 31, 2011 and 2010, respectively	304	301
Additional paid-in capital	106,629	105,943
Retained earnings	30,071	28,829
	137,004	135,073
Less 9,668,977 shares of common stock in treasury, at cost, at March 31, 2011 and 2010	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	101,731	99,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,706	$114,332

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)

	For the Years Ended March 31,
	2011	2010	2009
Net sales:
Unrelated customers, including licensing fees of $87 in 2011, and $75 in 2010 and 2009	$70,421	$93,861	$109,685
Related parties	51,162	49,615	41,470
Sales – expired license	1,423	4,626	—
	123,006	148,102	151,155
Cost of goods sold:
Unrelated customers	29,419	44,942	51,294
Related parties	24,024	29,147	19,261
Cost of sales – expired license	1,422	11,871	—
	54,865	85,960	70,555

Gross margin	68,141	62,142	80,600

Operating expenses:
Advertising and promotional	32,652	44,927	45,442
Selling and distribution	12,273	14,157	15,891
Royalties	10,305	13,357	13,009
General and administrative, including share-based compensation expense of $305 in 2011, $587 in 2010, and $348 in 2009	8,129	10,337	10,555
Depreciation and amortization	2,309	2,873	2,506
Total operating expenses	65,668	85,651	87,403
Operating income (loss)	2,473	(23,509)	(6,803)

Interest income	18	77	314
Interest expense and bank charges	(615)	(313)	(81)
Foreign exchange loss	(1)	(1)	(1)
Income (loss) before income taxes	1,875	(23,746)	(6,571)
Income tax provision (benefit)	633	(8,987)	(2,287)
Net income (loss)	$1,242	$(14,759)	$(4,284)
Income (loss) per common share:
Basic	$0.06	$(0.73)	$(0.21)
Diluted	$0.06	$(0.73)	$(0.21)
Weighted average number of shares outstanding:
Basic	20,497,701	20,330,395	20,537,624
Diluted	20,653,305	20,330,395	20,537,624

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009
(In thousands, except number of shares)

	Common Stock		Additional		Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total
BALANCE at March 31, 2008	29,977,289	$300	$101,575	$47,927	9,397,377	$(34,237)	$115,565
Net (loss)	—	—	—	(4,284)	—	—	(4,284)
Excess tax deficiency	—	—	(114)	—	—	—	(114)
Issuance of common stock upon exercise of stock options and warrants	16,500	—	60	—	—	—	60
Issuance of common stock from treasury shares upon exercise of warrants	—	—	—	(55)	(100,000)	177	122
Share-based compensation from option grants	—	—	348	—	—	—	348
Purchase of treasury stock, at cost	—	—	—	—	371,600	(1,213)	(1,213)
BALANCE at March 31, 2009	29,993,789	300	101,869	43,588	9,668,977	(35,273)	110,484
Net (loss)	—	—	—	(14,759)	—	—	(14,759)
Excess tax deficiency	—	—	(246)	—	—	—	(246)
Issuance of common stock upon exercise of warrants	150,000	1	179	—	—	—	180
Issuance of warrants in connection with sublicense agreements	—	—	3,554	—	—	—	3,554
Share-based compensation from option grants	—	—	587	—	—	—	587
BALANCE at March 31, 2010	30,143,789	301	105,943	28,829	9,668,977	(35,273)	99,800
Net income	—	—	—	1,242	—	—	1,242
Excess tax surplus	—	—	4	—	—	—	4
Issuance of common stock upon exercise of options and warrants	254,000	3	324	—	—	—	327
Recovery of profits under Section 16(b) on the sale of common stock, net of legal fees of $8	—	—	53	—	—	—	53
Share-based compensation from option grants	—	—	305	—	—	—	305
BALANCE at March 31, 2011	30,397,789	$304	$106,629	$30,071	9,668,977	$(35,273)	$101,731

See notes to consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,242	$(14,759)	$(4,284)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	305	587	348
Depreciation and amortization	2,309	2,873	2,480
Provision for doubtful accounts	135	636	836
Write-downs of inventories	776	11,202	183
Write-downs of prepaid promotional supplies	426	2,368	511
Deferred income tax provision (benefit)	762	(1,655)	86
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables – customers	(8,813)	11,103	3,354
(Increase) decrease in trade receivables - related parties	(1,835)	1,550	2,969
Decrease (increase) in income taxes receivable	7,039	(4,005)	(413)
Decrease (increase) in inventories	3,697	13,689	(18,852)
Increase in prepaid promotional expenses	(78)	(222)	(4,078)
Decrease (increase) in prepaid expenses and other current assets	1,186	1,661	(6,200)
(Increase) decrease in other non-current assets	(27)	3	(1,629)
(Decrease) increase in accounts payable	(1,382)	(13,728)	12,299
(Decrease) increase in accrued expenses	(2,175)	2,579	(667)
Total adjustments	2,325	28,641	(8,773)
Net cash provided by (used in) operating activities	3,567	13,882	(13,057)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(964)	(1,977)	(143)
Purchases of trademarks	(51)	(55)	(94)
Net cash used in investing activities	(1,015)	(2,032)	(237)
Cash flows from financing activities:
Repayments of capital leases	—	(539)	(995)
Purchases of treasury shares	—	—	(1,213)
Proceeds from issuance of common stock from treasury shares	—	—	122
Recovery of profits under Section 16(b) on the sale of common stock (net of legal fees of $8)	53	—	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	327	180	60
Net cash provided by (used in) financing activities	380	(359)	(2,026)
Net increase (decrease) in cash and cash equivalents	2,932	11,491	(15,320)
Cash and cash equivalents, beginning of year	17,579	6,088	21,408
Cash and cash equivalents, end of year	$20,511	$17,579	$6,088

See notes to consolidated financial statements.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Nature of business

Parlux Fragrances, Inc. was incorporated in Delaware on July 23, 1984, and is engaged in the creation, design, manufacture, and distribution and sale of prestige fragrances and beauty related products, on a worldwide basis. See Note 8(B) to the Consolidated Financial Statements for further discussion of signed license and sublicense agreements.

B.
Principles of consolidation

The consolidated financial statements include the accounts of Parlux Fragrances, Inc., and its wholly-owned subsidiaries, Parlux S.A., a French company, and Parlux, Ltd. (jointly referred to as “Parlux”, “Company”, “us”, and “we”). All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are presented in thousands, except for number of shares and per share data.

C.
Liquidity and profitability considerations

As a result of the economic downturn over the past several years and the impact of the expiration of the GUESS? license on December 31, 2009, the Company incurred significant net losses of $14,759 and $4,284 for the years ended March 31, 2010 and 2009, respectively. During the year ended March 31, 2011, the economy began to improve and the cost-cutting initiatives the Company implemented in prior years resulted in the Company reporting net income of $1,242.  Net cash used in operations during the year ended March 31, 2009, was $13,057, while net cash provided by operations during the years ended March 31, 2011 and 2010, was $3,567 and $13,882, respectively. As reflected in the accompanying Consolidated Balance Sheets as of March 31, 2011 and 2010, the Company had unrestricted cash and cash equivalents of approximately $20,511 and $17,579, respectively, and positive working capital of $93,019 at March 31, 2011, and $88,841 at March 31, 2010.

Cost Reductions

During fiscal years 2009 and 2010, the Company implemented a number of cost reduction initiatives including a targeted reduction in staff, along with a reduction in committed advertising and promotional spending, and reduced our production levels. The reductions during fiscal year 2010 were partially offset by approximately $1,700 in advertising and promotional expense relating to the write-off of the Company’s remaining GUESS? collateral material.  During the year ended March 31, 2011, the Company’s management continued to implement various operational efficiencies and monitor all facets of the Company’s operations.

Credit Facility

On June 25, 2010, the Company entered into a new Loan Agreement (the “New Loan Agreement”) with General Electric Capital Corporation (“GE Capital”), as lender, administrative agent and collateral agent.  The New Loan Agreement, as amended April 15, 2011, provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%, or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the credit facility under the New Loan Agreement is two years.  As of March 31, 2011, the Company has not borrowed any amounts against the New Loan Agreement.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary

Management believes that the actions taken, along with the new credit facility will continue to provide the Company an opportunity to improve liquidity and profitability, and the Company’s new financing will be sufficient to meet the Company’s current operating and seasonal needs. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing.  There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining additional financing, if necessary.

D.
Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the carrying value of accounts receivable from related parties, allowance for doubtful accounts, sales returns and advertising allowances, inventory obsolescence, periods of depreciation and amortization for trademarks, licenses, and equipment, the carrying value of intangibles, and valuation allowance on deferred tax assets. Actual results could differ from those estimates.

E.
Revenue recognition

Revenue is recognized when the product is shipped to a customer, or in limited circumstances, at destination, when terms provide that title passes at destination. Estimated amounts for sales returns and allowances are recorded at the time of sale and reviewed and adjusted on a quarterly basis, if needed. Accounts receivable are recorded concurrently with revenue. The Company continuously monitors the collectability of the receivables by analyzing the aging, assessing its customers’ credit worthiness, and evaluating the impact of changes in economic conditions.

Licensing income, which is included in sales to unrelated customers, is recognized ratably over the terms of the contractual license agreements.

F.
Prepaid promotional expenses, net

Prepaid promotional expenses, net consists of collateral inventory items such as testers, samples, gifts with purchases, and other advertising materials to support the sales of our products. The collateral inventory is stated at the lower of cost (using the first-in, first-out method) or market. During the years ended March 31, 2011, 2010 and 2009, the carrying value of collateral items inventory was reduced by $426, $2,368, and $511, respectively, as excess collateral items for older brands were marked down to the lower of cost or market. These adjustments are included in advertising and promotional expense in the accompanying Consolidated Statements of Operations.

G.
Inventories, cost of goods sold and gross margin

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,799 and $3,246 at March 31, 2011 and 2010, respectively. The Company classifies certain inventories as non-current when projected sales indicate that such inventory will not be sold within the next twelve month period.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

J.
Trademarks and licenses

Trademarks, licenses and sublicenses are recorded at cost and those with a finite life are amortized over the estimated periods of benefit. Amortization expense was $510, $840, and $980 for the years ended March 31, 2011, 2010 and 2009, respectively.

Indefinite-lived intangible assets, when present, are reviewed annually for impairment, during the Company’s fourth quarter of each fiscal year, or sooner, if events indicate a potential impairment. The identification and measurement of impairment of indefinite-lived intangible assets involves the estimation of the fair value of the related asset. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about discounted expected future cash flows. Future cash flows can be affected by changes in industry or market conditions.

K.
Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. On an annual basis, long-lived assets are reviewed for impairment, or sooner, if events or circumstances have occurred that indicate a potential impairment. Impairment losses are recognized if expected undiscounted future cash flows of the related assets are less than their carrying values. Management does not believe that there are any unrecorded impairment losses as of March 31, 2011. See Note 6 to the accompanying Consolidated Financial Statements for further discussion.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

L.
Advertising and promotion costs

Advertising and promotional expenditures are expensed to operations as incurred. These expenditures include print and media advertising, as well as in-store cooperative advertising and promotions.

Cooperative advertising, which is under the direct control of our customer and includes a percentage rebate or deduction based on net sales to the customer, is accrued and recorded as a reduction of net sales at the time of sale. Cooperative advertising with our customers, which is under the direct control of, and at the option of the Company, including catalogue and other forms of print advertising, are included in advertising and promotional expense. The costs associated with the specific advertisements are recorded as incurred, and when applicable, are applied against trade accounts receivable. Such cooperative advertising costs under our direct control which amounted to approximately $6,355, $9,245, and $10,744 have been included in advertising and promotional expenses for the years ended March 31, 2011, 2010 and 2009, respectively.

M.
Selling and distribution expenses

Selling and distribution expenses include labor costs (wages and other benefits) for employees directly involved in the selling and marketing of the Company’s products, sales commissions to independent sales representatives, and the other overhead costs relating to these areas.

Additionally, this caption includes approximately $3,868, $4,447, and $4,881 for the years ended March 31, 2011, 2010 and 2009, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding inbound shipping expenses which are recorded as cost of goods sold). A portion of warehouse operation expenses is allocated to inventory in accordance with US GAAP.

N.
General and administrative expenses

General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company’s products, professional service fees, corporate activities and other overhead costs relating to these areas. Additionally, this caption includes share-based compensation expense of $305, $587, and $348 for the years ended March 31, 2011, 2010 and 2009, respectively.

O.
Shipping and handling fees and costs

Amounts billed to customers for shipping and handling, which was not significant, are included in net sales. The Company classifies the cost related to inbound shipping and handling in cost of goods sold.

P.	Product development costs Product development costs, which amounted to $1,742, $1,819, and $754 for the years ended March 31, 2011, 2010 and 2009, respectively, are expensed as incurred.

Q.
Income taxes

The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. The Company classifies interest and penalties associated with income tax obligations in general and administrative expenses, which was not significant for the years ended March 31, 2011, 2010, and 2009.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or recoverable for the period and the change during the period in deferred tax assets and liabilities less amounts recorded directly to stockholders’ equity.

The accounting for uncertainty in income taxes recognized in the financial statements prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and must assume that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions. As of the years ended March 31, 2011 and 2010, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however; the outcome of tax matters is uncertain and unforeseen results can occur.

The Company is under an Internal Revenue Service (“IRS”) audit of its fiscal years 2007 through 2010 Federal income tax returns, as a result of the carry back of its net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

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

T.
Basic and diluted earnings (loss) per share

Basic earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing earnings (loss) attributable to common stockholders by the weighted average number of shares of common stock and, when applicable, dilutive potential common stock equivalents outstanding during the year.  Antidilutive shares are not included in diluted earnings per share computations for the years ended March 31, 2010 and 2009, as we incurred a loss for those periods.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

U.
Share-based compensation

The Company recognizes the cost of share-based compensation expense in the accompanying Consolidated Financial Statements for stock options and warrants granted, based on the fair value of the awards at the date of grant over the vesting period. The Company uses the Black-Scholes valuation model to determine the compensation expense. When estimating forfeitures, the Company considers an analysis of actual option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the years ended March 31, 2011 and 2010, was approximately 7% and 5%, respectively.

V.
Cash flow information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	For the Years Ended March 31,
	2011	2010	2009
Cash received for:
Income taxes	$7,352	$3,628	$2,002
Cash paid for:
Interest	$615	$313	$81
Income taxes	$184	$421	$43

Supplemental disclosures of non-cash investing and financing activities are as follows: Year ended March 31, 2010:

•
The Company granted warrants to acquire the fragrance sublicensing rights of entertainers Rihanna and Kanye West. The fair value of the warrants was $3,554 which is included in additional paid-in capital and trademarks and licenses, net in the accompanying Consolidated Balance Sheets (see Notes 6 and 10 to the Consolidated Financial Statements for further discussion).

There were no non-cash investing and financing activities during fiscal years ended March 31, 2011 and 2009.

W.	Segment Information The Company determined its operating segments on the same basis that it uses to evaluate performance internally.

Prior to the quarter ended December 31, 2005, the Company operated in one operating segment as a manufacturer and distributor of one product line consisting of prestige fragrances and beauty related products. During December 2005, the Company commenced sales of watches, and in March 2006, sales of handbags, both of which were under license agreements with Paris Hilton Entertainment, Inc. Gross revenues from the sale of watches and handbags during the year ended March 31, 2011, totaled $455 and $19 ($981 and $4 in 2010), respectively.  At March 31, 2011, the Company sold all remaining inventories of the Paris Hilton brand watches and handbags (inventories were $346 and $62, respectively, at March 31, 2010). The Company does not anticipate preparing full segment disclosure for these activities, as the Paris Hilton watch license expired on June 30, 2010, and the Paris Hilton handbag license expired on January 15, 2011.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

2.	RELATED PARTY TRANSACTIONS Related party transactions include the following balances:

	March 31,
	2011	2010
Accounts receivable from related parties:
Perfumania	$12,708	$10,496
Quality King	—	—
Other related parties	—	377
	$12,708	$10,873

	For the Years Ended March 31,
	2011	2010	2009
Sales to related parties:
Perfumania	$47,508	$37,562	$41,470
Quality King	—	9,096	—
Other related parties	3,654	2,957	—
	$51,162	$49,615	$41,470

The Company had net sales of $47,508, $46,658, and $41,470 during the years ended March 31, 2011, 2010 and 2009, respectively, to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”) and to Quality King Distributors, Inc. (“Quality King”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors.

Perfumania offers the Company the opportunity to sell its products in approximately 360 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately twenty years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (equivalent to 9.9% at March 31, 2011), and accordingly, transactions with Perfumania continue to be presented as related party transactions. The majority shareholders of Perfumania Holdings, Inc. are also the owners of Quality King, a privately-held, wholesale distributor of pharmaceuticals and beauty care products. Transactions with Quality King are presented as related party transactions.   During the years ended March 31, 2011 and 2009, there were no sales to Quality King.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

2.
RELATED PARTY TRANSACTIONS (Continued)

While the Company’s invoice terms to Perfumania are stated as net ninety days, for more than fifteen years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $12,708 and $10,496 at March 31, 2011 and 2010, respectively.  Between April 1, 2011, and May 25, 2011, the Company received $1,470 from Perfumania in payment of its outstanding balance.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board. The Company’s invoice terms to Quality King were stated as sixty days. No amounts were owed to the Company by Quality King at March 31, 2011 and 2010. Given the relationship between Perfumania and Quality King, management performs similar reviews and analyses as it does for Perfumania, monitoring the activity of Quality King for compliance with their terms and limits. (See Note 13 to the Consolidated Financial Statements for further discussion of this concentration of credit risk.)

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on the Company's net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania and Quality King, the Company had net sales of $3,654 and $2,957 for years ended March 31, 2011 and 2010, respectively, to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011, and is one of the principals of Artistic Brands Development, LLC, see Note 6 for further discussion. Sales to Jacavi are also included as related party sales in the accompanying Consolidated Statements of Operations for the years ended March 31, 2011 and 2010.  At March 31, 2011 and 2010, net trade account receivables from Jacavi totaled $0 and $377, respectively.  Invoice terms to Jacavi are normally payment upon shipment, however, in anticipation of the holiday season, management extended 75 day terms on Jacavi’s holiday purchases, which payment was received as scheduled.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company’s common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G with the SEC on June 23, 2010.  In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company’s outstanding shares as of June 14, 2010 (equivalent to 14.5% as of March 31, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D.  Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial shares ownership included in the updated joint filing.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

3.	INVENTORIES The components of inventories are as follows:

	March 31,
	2011	2010
Finished products:
Fragrances	$21,171	$22,857
Watches	—	342
Handbags	—	62
Components and packaging material:
Fragrances	14,051	16,240
Watches	—	4
Raw material	2,151	2,341
	$37,373	$41,846

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of our applicable overhead in an amount of $3,799 and $3,246 at March 31, 2011 and 2010, respectively.

The lead time for certain of the Company’s raw materials and components inventory (up to 180 days) requires the Company to maintain at least a three to nine-month supply of some items in order to ensure timely production schedules. These lead times are most affected for glass and plastic component orders, as many of the Company’s unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of the Company’s inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of the Company’s major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause the Company to decrease prices to reduce inventory levels.

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

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

3.	INVENTORIES (Continued) Inventories and write-downs, by major categories, as of March 31, 2011 and 2010, are as follows:

	March 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$21,441	$14,504	$2,204	$38,149
Less write-downs	270	453	53	776
Net inventories	$21,171	$14,051	$2,151	$37,373

	March 31, 2010
	Finished Goods	Components and Packaging Material	Raw Material	Total

Inventories	$28,195	$22,268	$2,585	$53,048
Less write-downs	4,934	6,024	244	11,202
Net inventories	$23,261	$16,244	$2,341	$41,846

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

As of March 31, 2011 and 2010, of our total inventories of $38,149 and $53,048, respectively, management determined that approximately $5,899 and $9,453, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written-down by $270 and $4,934 in fiscal year 2011 and 2010, respectively. Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of March 31, 2011 and 2010, approximately $1,699 and $7,692, respectively, were identified as problematic and the inventory was written-down by $453 and $6,024, respectively.  Raw materials are usually scrapped due to spoilage or stability issues.  As of March 31, 2011 and 2010, approximately $53 and $244 were identified as problematic and the inventory was written-down by $53 and $244, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed.  During the year ended March 31, 2010, the Company recorded charges of $7,567, which was included in the $11,202 write-down noted above, to cost of sales – expired license, in the accompanying Consolidated Statements of Operations for the year ended March 31, 2010, to reduce the recorded value of such inventories to the amounts, which the Company estimated could be realized upon their sale or liquidation.

During the year ended March 31, 2011 and 2010, the Company transferred $1,423 and $4,626, respectively, of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at net carrying value. This transfer of inventory, along with the cost of sales and inventory write-downs, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying Consolidated Statements of Operations for the years ended March 31, 2011 and 2010.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

4.	PREPAID PROMOTIONAL, PREPAID EXPENSES AND OTHER CURRENT ASSETS Prepaid promotional, prepaid expenses and other current assets are as follows:

	March 31,
	2011	2010

Prepaid promotional expenses, net	$7,519	$7,867

Prepaid advertising	$1,143	$935
Prepaid royalties	4,789	5,637
Prepaid development	1,404	1,843
Other	915	1,022
Prepaid expenses and other current assets	$8,251	$9,437

During the year ended March 31, 2009, the Company entered into agreements with two media companies to exchange inventory for future advertising credits on print, broadcasting, internet, and other media formats. The advertising credits are redeemable over three and seven (extended an additional three years from its original four year period) year periods, and were recorded based on the net cost of the inventory exchanged. During the years ended March 31, 2011 and 2010, the Company utilized $66 and $72, respectively, of the advertising credits.

The prepaid advertising credits are as follows:

	March 31,
	2011	2010

Prepaid advertising credits - current	$456	$531
Prepaid advertising credits – noncurrent (included in Other Assets in the accompanying Consolidated Balance Sheets)	1,699	1,690
	$2,155	$2,221

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS Equipment and leasehold improvements are comprised of the following:

	March 31,		Estimated useful
	2011	2010	Lives (in Years)

Molds and equipment	$7,019	$6,358	3-7
Furniture and fixtures	1,690	1,693	3-5
Leasehold improvements	1,322	1,601	2-7
	10,031	9,652
Less - accumulated depreciation and amortization	(8,187)	(6,973)
	$1,844	$2,679

Depreciation and amortization expense on equipment and leasehold improvements for the years ended March 31, 2011, 2010 and 2009, was $1,800, $2,033, and $1,526, respectively. Amounts subject to capital leases at March 31, 2011 and 2010, included in equipment and leasehold improvements above, totaled $286 and $782, respectively, net of accumulated depreciation and amortization of $2,849 and $2,103, respectively.

As a result of various factors, including the Company’s anticipated growth, the increase in trucking costs resulting primarily from the increase in fuel prices and South Florida’s susceptibility to major storms, management and the Company’s Board of Directors determined that it would be more cost effective and prudent to relocate a major part of the Company’s warehousing and distribution activities to the New Jersey area, close to where the Company’s products are filled and packaged. Accordingly, on April 17, 2006, the Company entered into a five-year lease for 198,500 square feet of warehouse space in New Jersey, to also serve as a backup information technology site if the current Fort Lauderdale, Florida location encounters unplanned disruptions. The Company commenced activities in the New Jersey facility during the latter part of August 2006.  On November 24, 2010, the Company amended the lease agreement and extended the lease term an additional four years through August 31, 2015.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

5.
EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

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

6.	TRADEMARKS AND LICENSES Trademarks and licenses are attributable to the following brands:

	March 31,		Estimated Life
	2011	2010	(in years)

XOXO	$—	$4,285	5
Fred Hayman Beverly Hills (“FHBH”)	2,820	2,820	10
Paris Hilton	942	892	5
Rihanna	1,778	1,777	5
Kanye West	1,777	1,777	5
Other	217	217	5-25
	7,534	11,768
Less – accumulated amortization	(3,339)	(7,114)
	$4,195	$4,654

Amortization expense for the years ended March 31, 2011, 2010 and 2009 was $510, $840, and $954, respectively.

Estimated future amortization of licenses and trademarks for the next five years is as follows:

For the Years Ending March 31,	Amount

2012	$685
2013	1,011
2014	813
2015	737
2016	622
$3,868

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.  See Note 8B and 8C to the Consolidated Financial Statements, respectively, for further discussion of the XOXO and FHBH brands.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

6.
TRADEMARKS AND LICENSES (Continued)

During the years ended March 31, 2011 and 2010, the Company performed a review of its trademark and license intangible assets on a quarterly basis. As a result, the Company determined that there were no impairment charges.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of March 31, 2011). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands, and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

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

On December 18, 2009, the Company’s stockholders approved the issuance of additional Warrants to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company’s common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants which consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements, dated April 7, 2009, with Rihanna and Kanye West were issued on December 18, 2009, for a total of 3,000,000 shares per sublicense. In addition, the Company may issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn Carter and the fourth artist, if and when such sublicenses are entered into. If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense). The executed licenses are recorded at the fair value of the warrants issued and will be amortized over a five-year period, commencing as of the launch of the first fragrance under each of the licenses (see Note 10 to the Consolidated Financial Statements for further discussion).

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

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

6.
TRADEMARKS AND LICENSES (Continued)

The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee.

On March 2, 2011, the Company entered into an amended and restated sublicense agreement (the "Sublicense") with Artistic Brands, which amends and restates in its entirety the Agreement, dated April 7, 2009, between the Company and Artistic Brands.  Pursuant to the Sublicense, the Company has the exclusive right and license to manufacture, promote, distribute and sell prestige fragrances and related products under the Kanye West name. The initial term of the sublicense expires on March 31, 2017, and is renewable for an additional three-year term if certain sales levels are met.  Pursuant to the Sublicense, the Company assumes Artistic Brands' obligation to make royalty payments to the licensor, including any guaranteed minimum royalties.

7.
BORROWINGS

Bank Financing

On July 22, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Regions Bank (“Regions”). The Loan Agreement provided up to $20,000, depending upon the availability of a borrowing base, at an interest rate of LIBOR plus 2.00% or Regions’ prime rate, at the Company’s option.

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

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

7.
BORROWINGS (Continued)

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

On June 25, 2010, the Company entered into a New Loan Agreement with GE Capital, as amended April 15, 2011.  The New Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) LIBOR over one minus any Euro dollar reserve requirement (the Eurodollar Rate), in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the New Loan Agreement is two years.  In connection with obtaining the revolving credit facility, the Company incurred approximately $710 in deferred loan fees, which are being amortized over the life of the loan on a straight-line basis to interest expense, in the accompanying Consolidated Statements of Operations.  In addition, under the terms of the New Loan Agreement the Company incurs monthly loan monitoring and unused commitment fees, which are recorded to interest expense, in the accompanying Consolidated Statements of Operations.  During the year ended March 31, 2011, the Company amortized $269 of the deferred loan fees and incurred $346 in loan monitoring and unused commitment fees.

The New Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The New Loan Agreement requires the Company to maintain a minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the New Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving credit facility. At any point if the Company falls below the net liquidity requirements, the New Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $12,500 to borrow under the New Loan Agreement.  As of March 31, 2011, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the New Loan Agreement.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

7.
BORROWINGS (Continued)

Borrowings under the New Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the New Loan Agreement. As of March 31, 2011, no amounts have been borrowed under the New Loan Agreement and the Company’s availability under the New Loan Agreement was $10,439.

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2012.  In addition, the revolving credit facility will provide the Company an opportunity to improve liquidity and profitability.  However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing.  There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

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

A.
Leases:

The Company leases office and warehouse space, as well as certain equipment under non-cancellable operating leases expiring on various dates through fiscal year 2016. Total rent expense charged to operations for the years ended March 31, 2011, 2010 and 2009, was approximately $2,481, $2,559, and $2,786, respectively.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

8.	COMMITMENTS AND CONTINGENCIES (Continued)

At March 31, 2011, the future minimum annual rental commitments under non-cancellable operating leases are as follows:

For the Year Ending March 31,	Amount

2012	$2,166
2013	1,945
2014	1,977
2015	2,021
2016	1,118
Thereafter	―
Total	$9,227

The future minimum annual rental commitments are net of future minimum annual rental income of $186 in fiscal year 2012.

B.
License and Distribution Agreements:

During the year ended March 31, 2011, the Company held exclusive worldwide licenses and sublicenses to manufacture and sell fragrance and other related products for XOXO, Paris Hilton, babyGund, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto.  During the year ended March 31, 2011, the Company’s license with XOXO expired on June 30, 2010, the license with babyGund expired September 30, 2010, and the license with GUESS? expired December 31, 2009, and were not renewed.

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

During June 2006, the Company negotiated renewal terms which, among other items, reduced minimum royalty requirements and extended the Fragrance License for an additional three years through June 30, 2010.  On June 30, 2010, the XOXO license expired and was not renewed.  As of March 31, 2011, the Company has sold all remaining XOXO fragrance brand inventory in accordance with the provisions of the agreement.

Paris Hilton

Effective June 1, 2004, the Company entered into an exclusive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During June 2009, we renewed, at the Company’s option, the license agreement for an additional five-year period through June 30, 2014. The first Paris Hilton women’s fragrance was launched during November 2004, and was followed by a launch of a men’s fragrance in April 2005.

On January 26, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute watches and other time pieces under the Paris Hilton name. The initial term of the agreement expired on June 30, 2010, and was renewable for an additional five-year period. The first “limited edition” watches under this agreement were launched during December 2005 and a line of “fashion watches” were launched during spring 2006. The Company did not exercise its option to renew this license. As of March 31, 2011, the Company has sold all remaining inventory of the Paris Hilton brand watches in accordance with the provisions of the agreement.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

8.	COMMITMENTS AND CONTINGENCIES (Continued)

On May 11, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute cosmetics under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. No products were launched under this license. As the cosmetic license was due to expire in fiscal year 2011, all remaining royalty obligations were expensed in fiscal year 2010. The Company did not exercise its option to renew this license.

On May 13, 2005, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute handbags, purses, wallets and other small leather goods, under the Paris Hilton name. The initial term of the agreement expired on January 15, 2011, and was renewable for an additional five-year period. The first products under this agreement were launched during summer 2006. During fiscal 2008, the Company sublicensed the international rights under this license. The Company remained contingently liable for the minimum guaranteed royalties due through the remainder of this agreement. The Company did not exercise its option to renew this license.  As of March 31, 2011, the Company has sold all remaining inventory of the Paris Hilton brand handbags in accordance with the provisions of the agreement.

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

babyGUND

Effective April 6, 2005, the Company entered into an exclusive license agreement with GUND, Inc., to develop, manufacture and distribute children’s fragrances and related products on a worldwide basis under the babyGund trademark. The agreement continued through September 30, 2010, and was renewable for an additional two years if certain sales levels were met. The Company did not exercise its option to renew this license.  As of March 31, 2011, the Company has sold all remaining babyGUND fragrance brand inventory in accordance with the provisions of the agreement.

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

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company launched a new fragrance under this license in April 2010.  The license agreement was amended on January 17, 2011, which, among other items, reduced minimum royalty and advertising commitments.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

8.	COMMITMENTS AND CONTINGENCIES (Continued)

Josie Natori

Effective May 1, 2008, the Company entered into an exclusive license agreement with J.N. Concepts, Inc., to develop, manufacture and distribute prestige fragrances and related products under the Josie Natori name. The initial term of the agreement expires on December 31, 2012, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in July 2009. The license agreement was amended on December 10, 2010, which, among other items, reduced minimum royalties.

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

Marc Ecko

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in late September 2009. The license agreement was amended on November 2, 2010, which, among other items, reduced minimum royalty and advertising commitments.

Rihanna

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the sublicense agreement, the Company assumes the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon minimum sales volume. The Company launched a new fragrance under this license in late January 2011.

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name.

On March 2, 2011, the Company entered into an amended and restated sublicense agreement with Artistic Brands.  The initial term of the sublicense expires on March 31, 2017, and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the amended and restated sublicense agreement, the Company assumes the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume.  The Company anticipates launching a new fragrance under this license in late fiscal year 2012.

Vince Camuto

On June 4, 2010, the Company entered into an exclusive fragrance licensing agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, to develop, manufacture and distribute prestige fragrances and related products under the Vince Camuto trademark. The initial term of the agreement expires on March 31, 2016, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new women's fragrance under this license in the fall of 2011.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

8.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Continuing Obligations for Advertising and Royalty

The Company expects to incur continuing obligations for advertising and royalty expense under these license agreements. As of March 31, 2011, the minimum amounts of these obligations derived from the aggregate minimum sales goals, set forth in the agreements, over the remaining contract periods are as follows:

	For the Year Ending March 31,
	2012	2013	2014	2015	2016	Thereafter
Advertising	$28,403	$33,134	$27,144	$15,864	$13,117	$3,890
Royalties	$7,724	$8,737	$7,552	$4,785	$4,301	$1,167

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

On March 28, 2003, the Company entered into an exclusive agreement to sublicense the FHBH rights to Victory for a royalty of 2% of net sales, with a guaranteed minimum annual royalty of $50 (the “FHBH Sublicense”). The initial term of the FHBH Sublicense expired on December 31, 2008, and is automatically renewable every five years at the sublicensee’s option. The FHBH Sublicense excluded the rights to “273 Indigo” for men and women, the latest fragrance introduction for the FHBH brand, as well as all new FHBH product development rights.

On October 17, 2003, the parties amended the FHBH Sublicense, granting new FHBH product development rights to the sublicensee. In addition, the guaranteed minimum annual royalty increased to $75 and royalty percentage on sales of new FHBH products increased to 3% of net sales.

D.
Employment and Consulting Agreements:

As of March 31, 2011, the Company had contracts with certain officers, employees and consultants which expire from July 2011 through March 2012. Minimum commitments under these contracts total approximately $803 for the year ending March 31, 2012.

On May 18, 2011, in connection with an amendment to an executive officer's employment agreement, the Company granted, to the executive officer, options under the 2007 Plan to acquire 50,000 shares of its common stock at $3.15 per share, the closing price of the stock on May 18, 2011. These options have a life of five years from the date of grant, and vested immediately. The fair value of the options was determined to be $76, which will be expensed as share-based compensation in the quarter ending June 30, 2011.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

8.	COMMITMENTS AND CONTINGENCIES (Continued)

On April 1, 2010, the Company granted, to two executive officers, options to acquire 50,000 and 20,000 shares, respectively, of common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The options vest 50% immediately and 50% on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively. The fair value of the options was determined to be $60 and $24, respectively.

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

See Notes 10 and 16 to the Consolidated Financial Statements for further discussion of all options.

E.
Purchase Commitments:

As of March 31, 2011, the Company is contingently liable in the amount of approximately $26,184 for purchase orders issued in the normal course of business for components, raw materials and promotional supplies. The purchase orders, for the most part, stipulate delivery dates ranging from thirty days to periods exceeding one year, based on forecasted production needs.

F.
Litigation:

The Company is a party to legal and administrative proceedings arising in the ordinary course of business. The outcome of these actions is not expected to have a material effect on the Company’s financial position or results of operations. See Note 12 to the Consolidated Financial Statements for further discussion.

9.	INCOME TAXES The components of the provision (benefit) for income taxes for each of the years ended March 31 are as follows:

	Year Ended March 31,
	2011	2010	2009
Current taxes:
U.S. federal	$(285)	$(7,412)	$(2,407)
U.S. state and local	160	76	34
	(125)	(7,336)	(2,373)
Deferred taxes:
U.S. federal	1,019	(996)	308
U.S. state	(261)	(655)	(222)
	758	(1,651)	86
Income tax provision (benefit)	$633	$(8,987)	$(2,287)

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

9.	INCOME TAXES (Continued) The following table reconciles the statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31 as follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
(Decrease) increase resulting from:
Revisions of prior year’s tax estimates	(8.6)%	―	―
Other, including state taxes	7.4%	2.8%	(0.2)%
	33.8%	37.8%	34.8%

The tax provision for the year ended March 31, 2011, reflects an estimated effective tax rate of 33.8%.  The lower effective tax rate is a result of $162 in revisions to the prior year’s tax estimates for net operating losses (“NOL”) state rates adjustments and other state provision estimates for fiscal year 2010.

The tax provision for the year ended March 31, 2011, reflects the carry forward of approximately $4,355 in U.S. federal and state tax NOL generated during the current year, which can be carried forward for federal tax purposes twenty years and for the various states tax purposes for a period of seven to twenty years. During the year ended March 31, 2011, the Company received tax refunds of $7,143 and $209 relating to prior year federal and state income taxes, respectively.  In connection with the filing of the Company’s income tax returns for the fiscal year ended March 31, 2010, the Company accelerated certain deductions for income tax purposes, which resulted in an additional $345 of federal tax refunds over the amount initially estimated at March 31, 2010.

The tax provision for the year ended March 31, 2010, reflects the carry back of approximately $19,422 in U.S. federal tax operating losses generated during the year ended March 31, 2010, to offset taxes paid during the year ended March 31, 2006, in the amounts of approximately $6,798, which is included in income taxes receivable in the accompanying Consolidated Balance Sheet at March 31, 2010.

Deferred income taxes as of March 31, 2011 and 2010, are provided for temporary differences between financial reporting carrying value and the tax basis of the Company’s assets and liabilities. The tax effects of temporary differences are as follows:

	March 31,
	2011	2010
Deferred Tax Assets:
Current:
Allowance for doubtful accounts, sales returns and allowances	$1,321	$1,390
Inventory write-downs	1,182	2,151
Shared-based compensation	38	151
NOL carry forwards	3,176	1,227
Other, net	(257)	319
	$5,460	$5,238
Long-term, net:
Depreciation on intangibles	$22	$1,300
Share-based compensation	548	439
Other	―	63
Depreciation and amortization on equipment and leasehold improvements	117	(135)
	$687	$1,667

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

9.
INCOME TAXES (Continued)

As of March 31, 2011, the Company had  NOL carry forwards for federal income tax purposes of approximately $5,420, which will expire for federal tax purposes beginning March 2028 through March 2031.  The Company also has NOL carry forwards for states income tax purposes which will expire beginning March 2015 through March 2031.  The realization of the NOL carry forwards included in deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carry forwards. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets is considered realizable; however, it could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company did not recognize a liability for unrecognized tax benefits or adjust any recorded liabilities for uncertain tax positions. As of the years ended March 31, 2011 and 2010, there was no material liability for income tax associated with unrecognized tax benefits. The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however; the outcome of tax matters is uncertain and unforeseen results can occur.

The Company classifies interest and penalties associated with income tax obligations in general and administrative expenses, which was not significant for the years ended March 31, 2011, 2010, and 2009.

The Company is under an IRS audit of its fiscal years 2007 through 2010 Federal income tax returns, as a result of the carry back of its net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

10.	STOCK OPTION AND OTHER PLANS

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company.  A maximum of 1,500,000 shares of common stock may be issued under the 2007 Plan, of which 986,800 options were granted as of March 31, 2011. The 2007 Plan was adopted by the Board of Directors on June 20, 2007, subsequently approved by the stockholders on October 11, 2007. The shares underlying the options were registered with the Securities and Exchange Commission on a Form S-8 registration statement declared effective on December 28, 2007.

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

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

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

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

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

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans").  Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (20,000 of which are outstanding at March 31, 2011), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

10.
STOCK OPTION AND OTHER PLANS (Continued)

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note 6 for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Consolidated Balance Sheets as of March 31, 2011 and 2010. The sublicenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Consolidated Balance Sheets as of March 31, 2011 and 2010.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77% - 82%
Risk-free interest rate	2%
Dividend yield	0%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future employee behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted during the years ended March 31, 2011 and 2010, was approximately 7% and 5%, respectively.

Share-based compensation included in general and administrative expenses for the years ended March 31, 2011, 2010 and 2009, was $305, $587, and $348, respectively. At March 31, 2011, there was approximately $335 of unrecognized compensation cost relating to stock options and warrants outstanding, which is expected to be recognized over a period of three years.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

10.	STOCK OPTION AND OTHER PLANS (Continued) A summary of stock option and warrant activity during the three years ended March 31, 2011, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding as of March 31, 2008	901,850	$2.64	3.57	$826
Granted	209,225	3.10	4.75	—
Exercised	(116,500)	1.57	3.27	(212)
Forfeited	(12,400)	2.95	4.47	—
Outstanding as of March 31, 2009	982,175	2.87	3.04	—
Granted	6,198,000	4.90	7.32	—
Exercised	(150,000)	1.20	0.25	(113)
Forfeited	(13,025)	2.85	3.95	—
Outstanding as of March 31, 2010	7,017,150	4.70	6.75	227
Granted	398,800	1.92	4.11	—
Exercised	(254,000)	1.29	0.87	(444)
Forfeited	(55,325)	0.83	3.69	—
Outstanding as of March 31, 2011	7,106,625	$4.68	5.87	$341
Exercisable as of March 31, 2011	2,281,543	$4.44	5.08	$341

Prior to July 24, 2007, upon exercise of options and warrants, the Company issued previously authorized but unissued common stock to the holders. Commencing July 24, 2007, upon exercise of options and warrants, the Company issued shares from treasury shares to the holders, including the 100,000 warrants exercised during the first quarter of fiscal 2009. The difference between the original cost of the treasury shares $177 and the proceeds received from the warrant holder $122 was recorded as a reduction in retained earnings. As of March 31, 2008, a deferred tax benefit of $192 was provided on the 100,000 warrants in connection with the share-based compensation charge from fiscal year 2007. During the year ended March 31, 2009, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $114 as a result of the exercise. As of March 31, 2010, a deferred tax benefit of $289 was provided on 150,000 warrants exercised in connection with the share- based compensation charge from fiscal year 2007. During the year ended March 31, 2010, the Company adjusted the deferred tax asset and reduced additional paid-in capital by $246 as a result of the exercise.  As of March 31, 2011, a deferred tax benefit of $151 was provided on 214,000 warrants exercised in connection with the share-based compensation charge from fiscal year 2007.  During the year ended March 31, 2011, the Company adjusted the deferred tax asset and increased additional paid-in capital by $8 as a result of the warrants exercised and reduced additional paid-in capital by $4 as a result of the 40,000 options exercised during the year.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

10.	STOCK OPTION AND OTHER PLANS (Continued) The following table summarizes information about the stock options and warrants outstanding at March 31, 2011, of which 2,281,543 are exercisable:

				Options and Warrants Outstanding
Range of Exercise Prices			Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

		$0.82	15,000	$0.82	3.25	$35
$1.74	-	$1.84	349,900	1.77	3.83	150
$2.18	-	$2.71	279,475	2.39	3.66	156
$3.30	-	$4.60	459,750	4.24	1.66	—
$5.00	-	$5.55	6,002,500	5.00	6.42	—
			7,106,625	$4.68	5.87	$341

The intrinsic value of the stock options and warrants exercised during the years ended March 31, 2011, 2010 and 2009, was approximately $444, $113, and $212, respectively, and the tax benefit from the exercise of the options and warrants during the years ended March 31, 2011, 2010 and 2009, amounted to $169, $43, and $78, respectively.

Proceeds relating to the exercise of all options and warrants during the years ended March 31, 2011, 2010 and 2009, were $327, $180, and $182, respectively.

401k Plan

The Company established a 401-K plan covering substantially all of its U.S. employees.  Commencing on April 1, 1996, the Company matched 25% up to 6% of employee contributions, within annual limitations established by the Internal Revenue Code. Beginning on September 2, 2007, the Company increased its matching contribution to 50% up to 6% of employee contributions. During the year ended March 31, 2010, the Company suspended the 401-K matching program, due to the economic climate.  On April 1, 2010, the Company reinstated the matching contribution of 25% up to 6% of the employee contributions. The cost of the matching program totaled approximately $90, $0, and $218 for the years ended March 31, 2011, 2010 and 2009, respectively.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

11.	BASIC AND DILUTED EARNINGS PER COMMON SHARE The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	For the Year Ended March 31,
	2011	2010	2009

Net income (loss)	$1,242	$(14,759)	$(4,284)
Weighted average number of shares issued	30,166,678	29,999,372	29,984,704
Weighted average number of treasury shares	(9,668,977)	(9,668,977)	(9,447,080)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,497,701	20,330,395	20,537,624
Basic net income (loss) per common share	$0.06	$(0.73)	$(0.21)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,497,701	20,330,395	20,537,624
Effect of dilutive securities:
Stock options and warrants(1)	155,604	—	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,653,305	20,330,395	20,537,624
Diluted net income (loss) per common share(1)	$0.06	$(0.73)	$(0.21)
Antidilutive securities not included in diluted earnings per share computation(1):
Options and warrants to purchase common stock	6,525,059	7,017,150	982,175
Exercise price	$3.70 to $5.55	$2.71 to 5.55	$1.04 to 5.55
———————
(1)
The number of shares utilized in the calculation of diluted (loss) earnings per share and net (loss) income were the same as those used in the basic calculation of earnings per share for the years ended March 31, 2010 and 2009, as we incurred a loss for those periods.

12.
LEGAL PROCEEDINGS

Litigation

On June 21, 2006, the Company was served with a stockholder derivative action (the “Derivative Action”) filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida by NECA-IBEW Pension Fund, purporting to act derivatively on behalf of the Company.

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the June 2006 proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the Company’s outstanding shares of common stock for $29.00 ($14.50 after the Company’s June 16, 2006, Stock Split) per share in cash (the “Proposal”).

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

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

12.
LEGAL PROCEEDINGS (Continued)

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

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of the Company’s former independent outside auditors, as well as one of the Company’s consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that the Company’s stock declined in value.  Depositions of the Company’s Board of Directors, both former and current, named in the suit were commenced.  No completion date has been scheduled and there has been no effort by the plaintiff to complete their depositions.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, was postponed as well.  A hearing has been scheduled for June 9, 2011.  The motion seeks a ruling that one of the Company’s directors engaged in insider trading. A comprehensive opposing memorandum has been filed on behalf of the director. It directly rebuts the facts upon which the motion is based.

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

12.
LEGAL PROCEEDINGS (Continued)

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint the Company feels the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

The plaintiffs have informally initiated settlement inquiries.  Discussions with the Company and the insurer were undertaken by counsel.  No decision has been reached by the Company as to a response.

While management is unable to predict with certainty the outcome of the legal proceedings described above, based on current knowledge management believes that the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

Other

To the best of the Company’s knowledge, there are no other proceedings threatened or pending against the Company, which, if determined adversely to the Company, would have a material effect on the Company’s financial position or results of operations and cash flows.

13.	CONCENTRATIONS AND CREDIT RISKS Brands During the last three fiscal years, the following brands (including accessories) have accounted for 10% or more of the Company’s sales:

	Year Ended March 31,
	2011	2010	2009

PARIS HILTON	60%	42%	55%
GUESS? (license expired in December 2009)	N/A	28%	30%
JESSICA SIMPSON	19%	15%	13%

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

Major Customers During the last three fiscal years, the following sales by major customers have accounted for 10% or more of the Company’s sales:

	Year Ended March 31,
	2011	2010	2009

Perfumania and Quality King	$47,508	$46,658	$41,470
Macy’s	27,564	34,123	34,720
	$75,072	$80,781	$76,190

As of the last two fiscal year ends, net trade accounts receivable owed by major customers are as follows:

	March 31,
	2011	2010

Perfumania	$12,708	$10,496
Macy’s	6,843	304
	$19,551	$10,800

Related parties

Related parties are those parties that are known to the Company as having a related party relationship (see Note 2 to the Consolidated Financial Statements for additional information regarding related parties).

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

13.
CONCENTRATIONS AND CREDIT RISKS (Continued)

Revenues from Perfumania (which is a wholly-owned subsidiary of Perfumania Holdings, Inc.) represented 39%, 25%, and 27% of the Company’s net sales during the years ended March 31, 2011, 2010 and 2009, respectively. During the years ended March 31, 2011, 2010 and 2009, revenues from other related parties represented approximately 3%, 8%, and 0%, respectively, of the Company’s net sales. In addition, net trade accounts receivable owed by Perfumania to the Company totaled $12,708 and $10,496 at March 31, 2011 and 2010, respectively.

Management continues to evaluate its credit risk and assess the collectability of the Perfumania receivables. Perfumania’s reported financial information, as well as the Company’s payment history with Perfumania, indicates that, historically, Perfumania’s first quarter ended approximately April 30, is Perfumania’s most difficult quarter as is the case with most U.S. based retailers. The Company has, in the past, received significant payments from Perfumania during the last three months of the calendar year, and has no reason to believe that this will not continue. Based on management’s evaluation, no allowances have been recorded as of March 31, 2011 and 2010. Management will continue to evaluate Perfumania’s financial condition on an ongoing basis and consider the possible alternatives and effects, if any, on the Company.

Credit risks – international sales

Total gross sales to unrelated international customers totaled approximately $30,868, $46,983, and $56,173 for the years ended March 31, 2011, 2010 and 2009, respectively. These gross sales by region were as follows:

	Year Ended March 31,
	2011	2010	2009

Latin America	$11,691	$11,386	$19,142
Europe	3,870	16,362	15,582
Caribbean	2,393	1,652	2,121
Asia/Pacific	4,711	3,928	5,751
Canada	4,916	3,755	4,455
Middle East	3,228	5,027	4,720
Other	59	4,873	4,402
	$30,868	$46,983	$56,173

No single foreign country or foreign customer accounted for more than 10% of the Company’s gross sales during the years ended March 31, 2011, 2010 and 2009.

At March 31, 2011 and 2010, trade receivables from unrelated foreign customers amounted to approximately $3,338 and $1,804, respectively (substantially all of which are payable in U.S. dollars).

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

13.	CONCENTRATIONS AND CREDIT RISKS (Continued)

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

The Company maintains its cash with financial institutions. From time to time, these balances exceed the federally insured limits. These balances are maintained with high quality financial institutions, which management believes limits the risk. As of March 31, 2011 and 2010, approximately $7,859 and $7,785, respectively, was in excess of the federal depository insurance coverage limit.

14.
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

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) The following is a summary of the Company’s unaudited quarterly results of operations for the years ended March 31, 2011 and 2010:

	For the Quarters Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Net sales	$24,114	$38,579	$31,397	$28,916
Net income (loss)	$232	$1,099	$(273)	$184
Income (loss) per common share:
Basic	$0.01	$0.05	$(0.01)	$0.01
Diluted	$0.01	$0.05	$(0.01)	$0.01

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	For the Quarters Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Net sales	$23,644	$56,461	$50,280	$17,717
Net (loss) income	$(2,467)	$2,969	$(5,426)	$(9,835)
(Loss) income per common share:
Basic	$(0.12)	$0.15	$(0.27)	$(0.48)
Diluted	$(0.12)	$0.14	$(0.27)	$(0.48)

16.
SUBSEQUENT EVENT

On May 18, 2011, in connection with an amendment to an executive officer's employment agreement, the Company granted, to the executive officer, options under the 2007 Plan to acquire 50,000 shares of its common stock at $3.15 per share, the closing price of the stock on May 18, 2011. These options have a life of five years from the date of grant, and vested immediately. The fair value of the options was determined to be $76, which will be expensed as share-based compensation in the quarter ending June 30, 2011.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	0%

PARLUX FRAGRANCES INC.
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Net Deductions /Recoveries	Balance at End of Period

Year ended March 31, 2011
Reserves for:
Doubtful accounts	$716	$135	$(17)	$868
Sales returns	2,310	9,085	9,699	1,696
Demonstration and co-op advertising allowances	1,118	10,207	9,981	1,344
	$4,144	$19,427	$19,663	$3,908

Year ended March 31, 2010
Reserves for:
Doubtful accounts	$428	$636	$348	$716
Sales returns	1,300	13,524	12,514	2,310
Demonstration and co-op advertising allowances	1,748	13,770	14,400	1,118
	$3,476	$27,930	$27,262	$4,144

Year ended March 31, 2009
Reserves for:
Doubtful accounts	$1,045	$836	$1,453	$428
Sales returns	1,000	6,512	6,212	1,300
Demonstration and co-op advertising allowances	2,442	16,849	17,543	1,748
	$4,487	$24,197	$25,208	$3,476