Form 10-Q
period 2011-06-30
PARLUX FRAGRANCES INC
filed 2011-08-05
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
———————
FORM 10-Q
———————
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: June 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, $0.01 par value per share	20,769,362 shares

PARLUX FRAGRANCES, INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

See pages 12 to 29.

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

For convenience and simplicity, in this report the terms “Parlux”, “the Company”, “us” and “we” means Parlux Fragrances, Inc. and its wholly-owned subsidiaries, Parlux S.A., a French company (“S.A.”), and Parlux Ltd., a New York corporation.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “could”; “may”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the risks and uncertainties discussed under the headings “Risk Factors” and “Forward-Looking Statements” included in our Annual Report on Form 10-K for the year ended March 31, 2011.  Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.  We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended March 31, 2011, a discussion of our most critical accounting policies, which are those that are most important to reflect our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have not made any changes in these critical accounting policies, nor have we made any material change in any of the critical accounting estimates underlying these accounting policies, since the filing of our Annual Report on Form 10-K filing, discussed above.

Recent Accounting Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1(quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on our consolidated financial statements.  The adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements did not have a material impact on our consolidated financial statements.

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional expenses.  In addition, a number of the new launches are with celebrities (mainly entertainers and athletes), which require substantial royalty commitments, whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances or accessory product brands diminishes, it could result in a substantial reduction in profitability and operating cash flows.

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

Since late 2008, U.S. department store retailers have experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts, for the most part, were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift giving periods. Substantial sales often occur during the final month of each quarter.  There can be no assurance that these sales trends will support planned objectives in future periods and may negatively affect our results in future periods.

In light of the continued downturn in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of June 30, 2011.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the three-months ended June 30, 2010, we transferred $0.8 million of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2010.  There were no such sales during the three-months ended June 30, 2011.  In June 2011, we launched a new fragrance under our license with Jessica Simpson, I Fancy You. Looking forward, we plan to launch new brand name fragrances under our existing licenses and sublicenses during fiscal year 2012.  As noted in our discussion on sales, below, excluding GUESS? brand net sales in fiscal 2010, our net sales for the three-months ended June 30, 2011, decreased 2%, as compared to the same prior year period.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.  We have returned to the basics of controlled, in-store promotional activity, and have significantly reduced major new license introductions.  In late January 2011, we launched our first Rihanna brand fragrance, Reb'l Fleur, initially focusing our spending on social media initiatives and an interactive viral video. To further support the sales promotion of Reb'l Fleur, during the three-months ended June 30, 2011, we spent approximately $4.0 million on Rihanna in additional advertising and promotional expense, increasing our total advertising and promotional expense to $9.1 million, as compared to $5.3 million in the same prior year period. Since the initial launch in late January 2011, we have generated $14.3 million in Reb'l Fleur gross sales primarily in our domestic market and plan to expand our sales of Reb'l Fleur in our international markets over the remainder of fiscal year 2012.

Results of Operations

During the three-months ended June 30, 2011, we experienced a 5% decrease in overall net sales, as compared to the three-months ended June 30, 2010. The decrease was primarily due to the continued negative impact of the global economic climate. Additionally, due to the decrease in net sales and the increase in advertising and promotional expenses, noted above, we incurred a net loss of $(2.9) million for the three-months ended June 30, 2011, as compared to net income of $0.2 million for the same prior year period.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the three-months ended June 30, 2010, we transferred $0.8 million of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operation for the three-months ended June 30, 2010.  There were no such sales during the three-months ended June 30, 2011. Excluding GUESS? brand net sales in the three-months ended June 30, 2010, our net sales for the three-months ended June 30, 2011, decreased 2%, as compared to the same prior year period.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the three-months ended June 30, 2011 and 2010, include $1.0 million and $1.1 million, respectively, relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three-month period ended June 30, 2011, with the three-month period ended June 30, 2010.

Net Sales

	For the Three Months Ended June 30,
	2011	2010	% Change*
(in millions)
Domestic sales	$5.8	$5.7	1%
International sales	9.0	8.6	5%
Unrelated customer sales	14.8	14.3	3%
Related parties sales	8.1	9.0	(10)%
Sales – expired license	—	0.8	(100)%
Total net sales	$22.9	$24.1	(5)%
———————
* % change is based on unrounded numbers

During the three-months ended June 30, 2011, net sales decreased 5% to $22.9 million, as compared to $24.1 million for the same prior year period.  The decrease was primarily due to the continued negative impact of the global economic climate. Further, the expiration of our GUESS? brand license resulted in a decrease in net sales of $0.8 million, as compared to the same prior year period.  The decrease was partially offset by gross sales from our new Rihanna brand fragrance, Reb'l Fleur, of approximately $5.0 million.

For the three-months ended June 30, 2011, net sales to unrelated customers, which represented 65% of our total net sales, increased 3% to $14.8 million, as compared to $14.3 million for the same prior year period. The increase was primarily due to an increase in sales in both our international and domestic markets. Net sales to the U.S. department store sector increased 1% to $5.8 million for the three-months ended June 30, 2011, as compared to $5.7 million for the same prior year period, while net sales to international distributors increased 5% to $9.0 million from $8.6 million for the same prior year period. The increase in domestic and international net sales was primarily due to gross sales from our new Rihanna brand fragrance, Reb'l Fleur, and the launch in June 2011 of a new fragrance, I Fancy You, under our license with Jessica Simpson.

For the three-months ended June 30, 2011, net sales to related parties decreased 10% to $8.1 million, as compared to $9.0 million for the same prior year period.  The decrease for the three-months ended June 30, 2011, was primarily due to a decrease in gross sales of our Paris Hilton brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”), which resulted in gross sales of $5.1 million, as compared to $7.3 million in the same prior year period.  In addition to our sales to Perfumania, we had net sales of $1.4 million for the three-months ended June 30, 2011, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party, as compared to no sales in the same prior year period.  See “Liquidity and Capital Resources” and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties.

Cost of Goods Sold and Gross Margin

	For the Three Months Ended June 30,
	2011	2010	% Change*
(in millions)
Unrelated customers	$6.6	$5.8	15%
As a % of unrelated customers net sales	45%	40%
Related parties	3.7	3.8	(5)%
As a % of related parties net sales	45%	43%
Cost of sales – expired license	—	0.8	(100)%
As a % of expired license net sales	—%	100%
Total cost of goods sold	$10.3	$10.4	(1)%
As a % of net sales	45%	43%
Gross Margin	$12.6	$13.7	(8)%
As a % of net sales	55%	57%
———————
* % change is based on unrounded numbers

For the three-months ended June 30, 2011, our overall cost of goods sold increased as a percentage of net sales to 45%, as compared to 43% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 45% and 45%, respectively, for the three-months ended June 30, 2011, as compared to 40% and 43%, respectively, in the same prior year period. During the three-months ended June 30, 2011, the cost of goods sold to unrelated customers increased due to an increase of gifts with purchase of approximately $0.9 million, as compared to the same prior year period. The current period increase in shipments of gifts with purchases was in anticipation of the continued roll-out of our new Rihanna brand fragrance, Reb'l Fleur, as well as support for our other products during the Mother's Day and Father's Day holidays. During the three-months ended June 30, 2011, cost of goods sold to related parties increased primarily due to a decrease in related party sales of Paris Hilton brand fragrances, which provide a higher margin.

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

For the three-months ended June 30, 2011, our gross margin decreased 8% to $12.6 million from $13.7 million for the same prior year period, decreasing as a percentage of net sales to 55% from 57%.  The decrease during the three-months ended June 30, 2011, as compared to the same prior year period, was primarily the result of the increase in gifts with purchase discussed above and an increase in international sales, which are sold at lower margins than our domestic department store sector.

Total Operating Expenses

	For the Three Months Ended June 30,
	2011	2010	% Change*
(in millions)
Advertising and promotional	$9.1	$5.3	71%
As a % of net sales	40%	22%
Selling and distribution	3.2	3.2	1%
As a % of net sales	14%	13%
Royalties	2.0	2.1	(2)%
As a % of net sales	9%	9%
General and administrative	2.1	2.1	(1)%
As a % of net sales	9%	9%
Depreciation and amortization	0.6	0.6	(9)%
As a % of net sales	3%	3%
Total operating expenses	$17.0	$13.3	28%
As a % of net sales	74%	55%
———————
* % change is based on unrounded numbers

During the three-months ended June 30, 2011, total operating expenses increased 28% to $17.0 million from $13.3 million in the same prior year period, increasing as a percentage of net sales to 74% from 55%.  However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended June 30, 2011, advertising and promotional expenses increased 71% to $9.1 million, as compared to $5.3 million for the same prior year period, increasing as a percentage of net sales to 40% from 22%.  The increase in advertising and promotional expense for the three-months ended June 30, 2011, was primarily due to a targeted increase in advertising promotional activities to further support the sales promotion of our first Rihanna brand fragrance, Reb'l Fleur. During the three-months ended June 30, 2011, advertising and promotional expense increased primarily due to the targeted increase of approximately $4.0 million to promote the Rihanna brand fragrance. During the same prior year period, we had targeted reductions in advertising and promotional costs and in-store representatives.

Selling and Distribution Costs

For the three-months ended June 30, 2011, selling and distribution costs increased 1% to $3.2 million, as compared to $3.2 million for the same prior year period, increasing as a percentage of net sales to 14% from 13%. The increase in selling and distribution costs was primarily due to an increase in sales travel-related expenses in both our domestic and international markets in connection with new product launches for the three-months ended June 30, 2011.   During the same prior year period, we had a decrease in sales personnel, and the related benefits and insurance expenses in our domestic market.

Royalties

For the three-months ended June 30, 2011, royalties decreased 2% to $2.0 million, as compared to $2.1 million for the same prior year period, remaining constant as a percentage of net sales at 9%.  The decrease in royalties, as a percentage of net sales, was the result of contractual royalty rates on lower sales coupled with minimum royalty requirements for which minimum sales levels were not achieved.   The overall decrease in royalties reflects lower sales for the three-months ended June 30, 2011, as compared to the same prior year period.  During the same prior year period, the assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continued to absorb a portion of the minimum royalty. We generated no sublicensing revenue in the three-months ended June 30, 2011, as compared to $0.1 million for the same prior period, which has been recorded as a reduction in royalty expense.  The Paris Hilton handbag license expired on January 15, 2011, and was not renewed.

General and Administrative Expenses

For the three-months ended June 30, 2011, general and administrative expenses decreased 1% to $2.1 million, as compared to $2.1 million for the same prior year period, remaining constant as a percentage of net sales at 9%.  The decrease in general and administrative expenses was primarily due to a recovery of bad debt as we were able to resolve certain past due accounts receivable, which allowed us to reduce our reserves for uncollectible accounts receivables, resulting in a decrease in bad debt expense of $0.1 million for the three-months ended June 30, 2011, as compared to the same prior year period.

Depreciation and Amortization

For the three-months ended June 30, 2011, depreciation and amortization decreased 9% to $0.6 million, as compared to $0.6 million for the same prior year period, remaining constant as a percentage of net sales at 3%. The decrease relates to lower amortization expense of molds and tooling and a decrease in intangible assets amortization, as compared to the same prior year period. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating (Loss) Income

	For the Three Months Ended June 30,
	2011	2010	% Change*
(in millions)
Operating (loss) income	$(4.4)	$0.4	(1,315)%
As a % of net sales	20%	2%
Net interest (expense and bank charges) income	(0.2)	—	100%
As a % of net sales	1%	—%
Foreign exchange loss	(0.1)	—	N/A
As a % of net sales	—%	—%
(Loss) income before income taxes	$(4.7)	$0.4	(1,346)%
As a % of net sales	20%	17%
———————
* % change is based on unrounded numbers

As a result of the factors discussed above, we incurred an operating loss of $(4.4) million for the three-months ended June 30, 2011, as compared to generating operating income of $0.4 million in the same prior year period.

Net Interest Expense/Income

Net interest expense and bank charges was $0.2 million for the three-months ended June 30, 2011, as compared to $0 million, for the same prior year period.  During the three-months ended June 30, 2011, we incurred loan fees relating to our credit facility with General Electric Capital Corporation ("GE Capital"), which are being amortized to expense over the life of the credit facility.  The credit facility with GE Capital was executed on June 25, 2010 (see Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

(Loss) Income Before Income Taxes, Taxes, and Net Income

	Three Months Ended June 30,
	2011	2010	% Change*
(in millions)
(Loss) income before income taxes	$(4.7)	$0.4	(1,346)%
As a % of net sales	20%	2%
Income tax (benefit) provision	(1.8)	0.2	1,346%
As a % of net sales	8%	1%
Net (loss) income	$(2.9)	$0.2	(1,346)%
As a % of net sales	13%	1%
———————
* % change is based on unrounded numbers

For the three-months ended June 30, 2011, our loss before income taxes was $(4.7) million, as compared to income before income taxes of $0.4 million for the same prior year period. Our tax benefit in the current year and our tax provision in the prior year reflect an estimated effective tax rate of 38%. Actual tax benefit realized or provision incurred may be greater or less than amounts recorded, and such differences may be material.

As a result, we incurred a net loss of $(2.9) million for the three-months ended June 30, 2011, as compared to realizing net income of $0.2 million in the same prior year period.

Liquidity and Capital Resources

Working capital was $90.8 million at June 30, 2011, as compared to $93.0 million at March 31, 2011, primarily due to the net loss incurred for the three-months ended June 30, 2011.

Cash Flows

Cash and cash equivalents increased by $1.2 million during the three-months ended June 30, 2011, and decreased by $2.7 million during the three-months ended June 30, 2010.

Cash Flows from Operating Activities

During the three-months ended June 30, 2011, net cash provided by operating activities was $1.2 million, as compared to net cash used in operating activities of $2.3 million during the same prior year period. The current year activity reflects a decrease in trade receivables from both related and unrelated parties primarily due to the timing of receipts, and an increase in inventories and accounts payable resulting from the preparation for our new product launches and the upcoming holiday production period. The prior year activity reflects a decrease in trade receivables and an increase in inventories and prepaid promotional expense.

Cash Flows from Investing Activities

During the three-months ended June 30, 2011, net cash used in investing activities was $0.1 million, as compared to $0.5 million during the same prior year period. The current year activities consist mainly of the purchases of furniture, and warehouse and computer equipment, while the prior year activities consist mainly of the purchase of certain molds and tooling relating to the launches of our new brand fragrances.

Cash Flows from Financing Activities

During the three-months ended June 30, 2011, net cash provided by financing activities was $0.1 million, as compared to $0.1 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options, while the prior year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options and proceeds from sale of common stock, by a former major stockholder, remitted to the Company as a recovery of short-swing profits.

Future Liquidity and Capital Resources Requirements

Our principal future uses of funds are for our working capital requirements, including new product launches, brand development, and advertising and promotional expenses, as well as expanding operations through acquisitions of and/or new licensing and sublicensing arrangements. In addition, we plan to use our funds for capital expenditures, within the specifications of our Loan Agreement ("Loan Agreement") with GE Capital, and to promote financial and operational success by attracting motivated talent and retaining key personnel. We have historically financed our working capital requirements primarily through internally generated operational funds, and, when necessary, through our credit facility.  Our cash collections are primarily from our customers, based on customer sales and respective payment terms, which may be seasonal in nature.

Our Ratios and Other Matters

As of June 30, 2011, and 2010, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	June 30,
	2011	2010
Trade receivables - Unrelated (1) (3)	66	37
Trade receivables - Related parties (2)	107	92
Inventories (3)(4)	293	221
———————

(1)
Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $3.9 million and $3.2 million in the 2011 and 2010 three- month periods, respectively.

(2)	Based upon the seasonal nature of our sales to Perfumania, the calculation of number of days sales in trade receivables is based on the actual agings as of June 30, 2011, and 2010, respectively.

(3)	The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of June 30, 2010.
(4)    The calculation is based upon ending inventories divided by the average daily cost of goods sold as calculated on a rolling twelve months' average.

During the three-months ended June 30, 2011, the increase in the number of days sales in trade receivables for unrelated customers, as compared to the same prior year period, was primarily attributable to certain new product shipments to domestic customers occurring later in the quarter, of Jessica Simpson's brand fragrance, I Fancy You, shipped in June 2011 and the continued roll-out of Rihanna's brand fragrance, Reb'l Fleur. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it may have a material adverse effect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania for the three-months ended June 30, 2011, has increased to 107 days, as compared to 92 days in the same prior year period. Perfumania's trade receivables generally exceed those of unrelated customers, primarily due to Perfumania’s seasonal cash flows (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania).

We had net sales to Perfumania of $6.7 million and $9.0 million during the three-months ended June 30, 2011, and 2010, respectively.  See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

 Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have a material adverse effect on our financial condition, results of operations, and liquidity.  Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter.  Net trade accounts receivable owed by Perfumania to the Company totaled $10.0 million at June 30, 2011, and $12.7 million at March 31, 2011.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by our Board of Directors.  No allowance for credit loss has been recorded as of June 30, 2011.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to our sales to Perfumania, we had net sales to Jacavi of $1.4 million and $0 million at June 30, 2011 and 2010, respectively.  Sales to Jacavi are recorded as related party sales, as Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2011, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Net trade accounts receivable owed by Jacavi to the Company totaled $1.4 million at June 30, 2011, and $0 million at March 31, 2011. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.5% as of June 30, 2011), excluding warrants owned by the Garcia Group. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing.

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

During the three-months ended June 30, 2011, the number of days sales in inventory increased to 293 days from 221 days.  This analysis compares the ending inventory value to an estimated average daily cost of goods sold as calculated on a rolling twelve months' average.  Although our inventory levels remained relatively constant, the prior year's calculation was adjusted for the effect of the GUESS? license expiration, which resulted in an increase in the number of days in inventory in the current year period.   Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season.  In preparation of the launch of our new Jessica Simpson's brand fragrance, I Fancy You, our inventory levels were higher, as we only began shipping this brand in June 2011.  We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at June 30, 2011, based on current conditions, is stated at the lower of cost or market and based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

Under our stock buy-back program authorized by our Board, we did not repurchase any shares of our common stock during the three-months ended June 30, 2011 and 2010, or during the year ended March 31, 2011.  As of June 30, 2011, we had 628,400 authorized shares remaining for repurchase under our stock buy-back program, subject to certain limitations. Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

Pursuant to our Loan Agreement with GE Capital, we have a revolving credit facility that provides a credit line of up to $20.0 million. The term of the revolving credit facility under the Loan Agreement is two years. During the three-months ended June 30, 2011, we amortized $0.1 million of the deferred loan fees and incurred $0.1 million in loan monitoring and unused commitment fees.

As of June 30, 2011, we met the minimum liquidity requirements under the Loan Agreement. See Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

For a more detailed description of the terms of this Loan Agreement, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Our Debt” on pages 38-41 of our Annual Report on Form 10-K for the year ended March 31, 2011.

As of June 30, 2011, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $8.8 million.

During June 2011, we entered into an agreement with International Business Machines ("IBM") for computer equipment in the amount of $0.1 million which has been classified as a capital lease. We have an option to purchase the computer equipment at the end of the lease term for one dollar.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2012. In addition, the revolving credit facility will provide us the ability to maintain liquidity.  However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the quarter ended June 30, 2011, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2011.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Litigation

For information regarding legal proceedings that could have a material adverse effect on our financial position or results of operations, see Note L to the accompanying unaudited Condensed Consolidated Financial Statements herein.
Other
To the best of our knowledge, there are no other proceedings threatened or pending against us, which, if determined adversely to us, would have a material effect on our financial position or results of operations and cash flows.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit #	Description
10.1
First Amendment to Credit Agreement, dated April 15, 2011, among Parlux Ltd., Parlux Fragrances, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended March 31, 2011, filed on May 26, 2011).

10.2
Amendment to Executive Employment Agreement, dated May 18, 2011, between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011).

10.3
Executive Employment Agreement, dated August 1, 2011, between Parlux Fragrances, Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2011).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share data)

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,699	$20,511
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $3,943 and $3,908, respectively	6,833	12,050
Trade receivables from related parties	11,344	12,708
Income tax receivable	122	122
Inventories	43,522	37,373
Prepaid promotional expenses, net	7,322	7,519
Prepaid expenses and other current assets, net	8,053	8,251
Deferred tax assets, net	7,297	5,460
TOTAL CURRENT ASSETS	106,192	103,994
Equipment and leasehold improvements, net	1,572	1,844
Trademarks and licenses, net	4,043	4,195
Deferred tax assets, net	687	687
Other	1,980	1,986
TOTAL ASSETS	$114,474	$112,706
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$36	$—
Accounts payable	13,570	8,637
Accrued expenses and income taxes payable	1,764	2,338
TOTAL CURRENT LIABILITIES	15,370	10,975
Borrowings, less current portion	77	—
TOTAL LIABILITIES	15,447	10,975
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,427,789 and 30,397,789 shares issued at June 30, 2011 and March 31, 2011, respectively	304	304
Additional paid-in capital	106,822	106,629
Retained earnings	27,174	30,071
	134,300	137,004
Less 9,668,977 shares of common stock in treasury, at cost, at June 30, 2011 and March 31, 2011	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	99,027	101,731
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,474	$112,706

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Net sales:
Unrelated customers, including licensing fees of $19 for the three-months ended June 30, 2011 and 2010	$14,785	$14,320
Related parties	8,114	9,011
Sales – expired license	—	783
	22,899	24,114
Cost of goods sold:
Unrelated customers	6,661	5,769
Related parties	3,677	3,860
Cost of sales – expired license	—	782
	10,338	10,411
Gross margin	12,561	13,703
Operating expenses:
Advertising and promotional	9,075	5,307
Selling and distribution	3,205	3,162
Royalties	2,023	2,066
General and administrative, including share-based compensation expense of $127 and $108 for the three-months ended June 30, 2011 and 2010, respectively	2,127	2,143
Depreciation and amortization	598	657
Total operating expenses	17,028	13,335
Operating (loss) income	(4,467)	368
Other income (expense):
Interest income	4	5
Interest expense and bank charges	(208)	—
Foreign exchange (loss) gain	(1)	2
(Loss) income before income taxes	(4,672)	375
Income tax (benefit) provision	(1,775)	143
Net (loss) income	$(2,897)	$232
(Loss) income per common share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01
Weighted average number of shares outstanding:
Basic	20,750,241	20,475,801
Diluted	20,750,241	20,586,202

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2011
(In thousands, except number of shares)
(UNAUDITED)

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total
BALANCE at March 31, 2011	30,397,789	$304	$106,629	$30,071	9,668,977	$(35,273)	$101,731
Net loss	—	—	—	(2,897)	—	—	(2,897)
Issuance of common stock upon exercise of stock options	30,000	—	66	—	—	—	66
Share-based compensation from option grants	—	—	127	—	—	—	127
BALANCE at June 30, 2011	30,427,789	$304	$106,822	$27,174	9,668,977	$(35,273)	$99,027

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,897)	$232
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation expense	127	108
Depreciation and amortization	598	657
(Recovery) provision for doubtful accounts	(35)	75
Deferred income tax benefit	(1,837)	—
Write-downs of inventories and prepaid promotional supplies	668	14
Changes in assets and liabilities:
Decrease in trade receivables - customers	5,252	169
Decrease in trade receivables - related parties	1,364	373
Increase in inventories	(6,864)	(3,295)
Decrease (increase) in prepaid promotional expenses	244	(360)
Decrease in prepaid expenses and other current assets	198	43
Decrease in other non-current assets	6	—
Increase in accounts payable	4,933	756
Decrease in accrued expenses and income taxes payable	(574)	(1,039)
Total adjustments	4,080	(2,499)
Net cash provided by (used in) operating activities	1,183	(2,267)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(48)	(456)
Purchases of trademarks	(13)	(14)
Net cash used in investing activities	(61)	(470)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and warrants	66	13
Recovery of profits under Section 16(b) on the sale of common stock	—	61
Net cash provided by financing activities	66	74
Net increase (decrease) in cash and cash equivalents	1,188	(2,663)
Cash and cash equivalents, beginning of period	20,511	17,579
Cash and cash equivalents, end of period	$21,699	$14,916

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments (consisting only of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the interim accompanying unaudited Condensed Consolidated Financial Statements. It is suggested that these unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on May 26, 2011.

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

B.	Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan. As of June 30, 2011, options to acquire 1,036,800 shares of the Company’s common stock have been granted (including options to acquire 50,000 shares of common stock granted during May 2011, as noted below).

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

Expected life (years)	3
Expected volatility	81%
Risk-free interest rate	2%
Dividend yield	—%

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

Expected life (years)	4
Expected volatility	79%
Risk-free interest rate	2%
Dividend yield	—%

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

Expected life (years)	4
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	—%

On May 18, 2011, in connection with an amendment to an executive officer's employment agreement, the Company granted, to the executive officer, options under the 2007 Plan to acquire 50,000 shares of its common stock at $3.15 per share, the closing price of the stock on May 18, 2011. These options have a life of five years from the date of grant, and vested immediately. The fair value of the options was determined to be $76, which was expensed as share-based compensation in the quarter ended June 30, 2011.
The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	80%
Risk-free interest rate	2%
Dividend yield	—%

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (20,000 of which are outstanding at June 30, 2011), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011, and March 31, 2011. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited), and March 31, 2011.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77%-82%
Risk-free interest rate	2%
Dividend yield	—%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future options/warrant holder’s behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual employee option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the three-months ended June 30, 2011 and 2010, was approximately 7% and 5%, respectively.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2011 and 2010, was $127 and $108, respectively.

The following table summarizes the stock option and warrant activity during the three-months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2011	7,106,625	$4.68	5.87	$341
Granted	50,000	3.15	5.00	—
Exercised	(30,000)	2.21	4.00	31
Forfeited	(3,900)	1.86	3.81	—
Outstanding as of June 30, 2011	7,122,725	$4.68	5.62	$405
Exercisable as of June 30, 2011	3,358,773	$4.56	5.16	$405

Proceeds relating to the exercise of all options and warrants during the three-months ended June 30, 2011 and 2010, were $66 and $13, respectively.

The following table summarizes information about the options and warrants outstanding at June 30, 2011, of which 3,358,773 are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
$0.82	15,000	$0.82	3.00	$36
$1.74 - $1.84	346,500	$1.77	3.58	203
$2.18 - $2.71	248,975	$2.42	3.34	163
$3.15 - $4.60	509,750	$4.14	1.77	3
$5.00 - $5.55	6,002,500	$5.00	6.17	—
	7,122,725	$4.68	5.62	$405

In June 2010, one of the Company’s former major stockholders remitted $61 ($53 net of legal fees), to the Company as a recovery of short-swing profits recognized from the purchase and sale of the Company’s common stock. The recovery was included in additional paid-in capital during the year ended March 31, 2011.

C.	Fair Value Measurement

The carrying value of the Company’s financial instruments, consisting principally of cash and cash equivalents, receivables, accounts payable and borrowings approximate fair value due to either the short-term maturity of the instruments or borrowings with similar interest rates and maturities.

D.	Inventories

The components of inventories are as follows:

	June 30, 2011	March 31, 2011
Finished products	$23,677	$21,171
Components and packaging material	15,218	14,051
Raw material	4,627	2,151
	$43,522	$37,373

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,789 and $3,799 at June 30, 2011, and March 31, 2011, respectively.

The lead time for certain of the Company's raw materials and components inventory (up to 180 days) requires the Company to maintain at least a three to six-month supply of some items in order to ensure timely production schedules. These lead times are most affected for glass and plastic component orders, as many of the Company's unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock. In addition, when the Company launches a new brand or Stock Keeping Unit (“SKU”), it frequently produces a six to nine-month supply to ensure adequate inventories if the new products exceed forecasted expectations. Generally gross margins on its products outweigh the potential loss due to out-of-stock situations, and the additional carrying costs to maintain higher inventory levels. Also, the composition of the Company's inventory at any given point can vary considerably depending on whether there is a launch of a new product, or a planned sale of a significant amount of product to one or more of the Company's major distributors. However, if future sales do not reach forecasted levels, it could result in excess inventories and may cause the Company to decrease prices to reduce inventory levels.
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
Inventories and write-downs, by major categories, as of June 30, 2011, and March 31, 2011, are as follows:

	June 30, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$24,078	$15,472	$4,687	$44,237
Less write-downs	401	254	60	715
Net inventories	$23,677	$15,218	$4,627	$43,522

	March 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$21,441	$14,504	$2,204	$38,149
Less write-downs	270	453	53	776
Net inventories	$21,171	$14,051	$2,151	$37,373

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

As of June 30, 2011, and March 31, 2011, of our total inventories of $44,237 and $38,149, respectively, management determined that approximately $5,904 and $5,899, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written-down by $401 at June 30, 2011, and $270 at March 31, 2011, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of June 30, 2011, and March 31, 2011, approximately $2,344 and $1,699, respectively, were identified as problematic and the inventory was written-down by $254 and $453, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of June 30, 2011, and March 31, 2011, approximately $215 and $53, respectively, were identified as problematic and the inventory was written-down by $60 and $53, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed.  During the three-months ended June 30, 2010, the Company transferred $783 of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three-months ended June 30, 2010.

E.	Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	June 30, 2011	March 31, 2011	Estimated Life (in years)
Fred Hayman Beverly Hills (“FHBH”)	$2,820	$2,820	10
Paris Hilton	956	942	5
Rihanna	1,778	1,778	5
Kanye West	1,777	1,777	5
Other	217	217	5-25
	7,548	7,534
Less accumulated amortization	(3,505)	(3,339)
	$4,043	$4,195

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the three-months ended June 30, 2011.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2011). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands, and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

Pursuant to the Agreement, the Company will pay Artistic Brands and the licensors and their designated affiliates, on an annual basis so long as each sublicense agreement remains in effect, a percentage of the cumulative net profits, as defined in the Agreement, earned by the Company on sales of products developed and sold under each license. Also, the Company will assume Artistic Brands' obligation to make royalty payments to the licensors, including any initial guaranteed minimum royalty advance payable to any licensor.
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
On December 18, 2009, the Company's stockholders approved the issuance of additional Warrants to Artistic Brands and its designated affiliates to purchase a total of 2,000,000 shares of the Company's common stock, $0.01 par value, at a purchase price of $5.00 per share, pursuant to an agreement, dated April 3, 2009. The Warrants which consist of Warrants for 1,000,000 shares each in connection with the sublicense agreements, dated April 7, 2009, with Rihanna and Kanye West were issued on December 18, 2009, for a total of 3,000,000 shares per sublicense. In addition, the Company may issue Warrants for 3,000,000 shares each in connection with the sublicense agreements for Shawn Carter and the fourth artist, if and when such sublicenses are entered into. If all of the sublicenses are entered into, Warrants to purchase a total of 12,000,000 shares will be outstanding in connection with the four sublicenses (3,000,000 shares per sublicense). The executed licenses are recorded at the fair value of the warrants issued and will be amortized over a five-year period, commencing as of the launch of the first fragrance under each of the licenses (see Note B for further discussion).

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

F.	Borrowings

The composition of borrowings is as follows:

	June 30, 2011	March 31, 2011
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3, including imputed interest at 4.24%, through June 30, 2014.	$113	$—
Less: long-term portion	77	—
Borrowings, current portion	$36	$—

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the Loan Agreement is two years. During the three-months ended June 30, 2011, the Company amortized $89 of the deferred loan fees and incurred $114 in loan monitoring and unused commitment fees.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain a minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving credit facility. At any point if the Company falls below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $15,000 to borrow under the Loan Agreement.  As of June 30, 2011, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of June 30, 2011, no amounts have been borrowed under the Loan Agreement and the Company’s availability under the Loan Agreement was $8,802.

Capital Lease Financing

During June 2011, the Company entered into an agreement with International Business Machines ("IBM") for computer equipment in the amount of $113 which has been classified as a capital lease. The Company as an option to purchase the computer equipment at the end of the lease term for one dollar.

Summary

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2012. In addition, the revolving credit facility will provide the Company the ability to maintain liquidity. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

G.	Related Party Transactions

	June 30, 2011	March 31, 2011
Accounts receivable from related parties:
Perfumania	$9,970	$12,708
Other related parties	1,374	—
	$11,344	$12,708

	Three Months Ended June 30,
	2011	2010
Sales to related parties:
Perfumania	$6,740	$9,011
Other related parties	1,374	—
	$8,114	$9,011

The Company had net sales of  $6,740 and $9,011 during the three-month periods ended June 30, 2011 and 2010, respectively, to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”). Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 351 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (9.9% at June 30, 2011), and accordingly, transactions with Perfumania continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for more than fifteen years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $9,970 and $12,708 at June 30, 2011, and March 31, 2011, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.  No allowance for credit loss has been recorded as of June 30, 2011.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania, the Company had net sales of $1,374 and $0 during the three-months ended June 30, 2011 and 2010, respectively, to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of June 30, 2011, and is one of the principals of Artistic Brands (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.  At June 30, 2011 and at March 31, 2011, net trade account receivables from Jacavi totaled $1,374 and $0, respectively. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company's common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company's outstanding shares as of June 14, 2010 (equivalent to 14.5% as of June 30, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial shares ownership included in the updated joint filing.

H.	Basic and Diluted (Loss) Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per common share calculations:

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(2,897)	$232
Weighted average number of shares issued	30,419,218	30,144,778
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,750,241	20,475,801
Basic net (loss) income per common share	$(0.14)	$0.01
Weighted average number of shares outstanding used in basic earnings per share calculation	20,750,241	20,475,801
Effect of dilutive securities:
Stock options and warrants	—	110,401
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,750,241	20,586,202
Diluted net (loss) income per common share(1)	$(0.14)	$0.01
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	7,122,725	6,724,135
Exercise price	$0.82 to $5.55	$1.84 to $5.55

———————

(1)
The number of shares utilized in the calculation of diluted loss per share was the same as those used in the basic calculation of loss per share for the three-months ended June 30, 2011, as the Company incurred a net loss for that period.

I.	Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Three Months Ended June 30,
	2011	2010
Cash received for:
Income taxes	$—	$—
Cash paid for:
Interest and bank charges	$204	$—
Income taxes	$61	$23
Supplemental disclosure of non-cash investing and financing activities is as follows:

Three-months ended June 30, 2011:

•	The Company entered into a capital lease for the purchase of computer equipment in the amount of $113 (see Note F for further discussion).

J.	Income Taxes

The tax benefit/provision for the periods reflect an estimated effective rate of 38%. Actual tax benefit realized or tax provision incurred may be greater or less than the amounts recorded, and such differences may be material. The Company's income taxes receivable at June 30, 2011, includes $122 of recoverable federal and state income taxes previously paid, which is included in income tax receivable in the accompanying unaudited Condensed Consolidated Balance Sheets.

The Company is under an IRS audit of its fiscal years 2007 through 2010 Federal income tax returns, as a result of the carry back of its net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

K.	License and Distribution Agreements

During the three-months ended June 30, 2011, the Company held exclusive worldwide licenses and sublicenses to manufacture and sell fragrance and other related products for Paris Hilton, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto. On June 30, 2010, the Company’s license with XOXO expired and was not renewed. On September 30, 2010, the Company’s license with babyGund expired and was not renewed.

Paris Hilton

Effective June 1, 2004, the Company entered into an exclusive license agreement with Paris Hilton Entertainment, Inc. (“PHEI”), to develop, manufacture and distribute prestige fragrances and related products, on an exclusive basis, under the Paris Hilton name, which was scheduled to expire on June 30, 2009. During June 2009, we renewed, at the Company's option, the license agreement for an additional five-year period through June 30, 2014. The first Paris Hilton women's fragrance was launched during November 2004, and was followed by a launch of a men's fragrance in April 2005.

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
Jessica Simpson

On June 21, 2007, the Company entered into an exclusive license agreement with VCJS, LLC, to develop, manufacture and distribute prestige fragrances and related products under the Jessica Simpson name. The initial term of the agreement expires five years from the date of the first product sales and is renewable for an additional five years if certain sales levels are met. The Company launched the first fragrance under this license in August 2008.

Nicole Miller

On August 1, 2007, the Company entered into an exclusive license agreement with Kobra International, Ltd., to develop, manufacture and distribute prestige fragrances and related products under the Nicole Miller name. The initial term of the agreement expires on September 30, 2013, and is renewable for two additional terms of three years each, if certain sales levels are met. The Company launched a new fragrance under this license in April 2010. The license agreement was amended on January 17, 2011, which, among other items, reduced minimum royalties and advertising commitments.

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

Queen Latifah

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014, and is renewable for an additional five-year term if certain sales levels are met. The Company launched the first fragrance under this license in June 2009.

Marc Ecko

Effective November 5, 2008, the Company entered into an exclusive license agreement with Ecko Complex LLC, to develop, manufacture and distribute fragrances under the Marc Ecko trademarks. The initial term of the agreement expires on

December 31, 2014, and is renewable for an additional three-year term if certain sales levels are met. The Company launched the first fragrance under this license in September 2009. The license agreement was amended on November 2, 2010, which among other items, reduced minimum royalties and advertising commitments.

 Rihanna

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Rihanna name. The initial term of the agreement expires on the fifth anniversary of the first date products are shipped and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the sublicense agreement, the Company assumes the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon minimum sales volume. The Company launched the first fragrance under this license in January 2011.

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

The Derivative Action named Parlux Fragrances, Inc. as a defendant, along with Ilia Lekach, Frank A. Buttacavoli, Glenn Gopman, Esther Egozi Choukroun, David Stone, Jaya Kader Zebede and Isaac Lekach, each of whom at that date was one of our directors. The Derivative Action related to the June 2006 proposal from PF Acquisition of Florida LLC (“PFA”), which was owned by Ilia Lekach, to acquire all of the Company's outstanding shares of common stock for $29.00 ($14.50 after the Company's June 16, 2006, Stock Split) per share in cash (the “Proposal”).

The original Derivative Action sought to remedy the alleged breaches of fiduciary duties, waste of corporate assets, and other violations of law and sought injunctive relief from the Court appointing a receiver or other truly neutral third party to conduct and/or oversee any negotiations regarding the terms of the Proposal, or any alternative transaction, on behalf of Parlux and its public shareholders, and to report to the Court and plaintiff's counsel regarding the same. The Derivative Action alleged that the unlawful plan to attempt to buy out the public shareholders of Parlux without having proper financing in place, and for inadequate consideration, violated applicable law by directly breaching and/or aiding the other defendants' breaches of their fiduciary duties of loyalty, candor, due care, independence, good faith and fair dealing, causing the complete waste of corporate assets, and constituting an abuse of control by the defendants. Before any response to the original complaint was due, counsel for plaintiffs indicated that an amended complaint would be filed. That First Amended Complaint (the "Amended Complaint") was served to the Company's counsel on August 17, 2006.

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

The Third Amended Complaint claims damages to the Company based on allegations of (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of an Annual Report on Form 10-K for 2006 and a Quarterly Report on Form 10-Q for June 2006 and (3) intentionally stifling Parlux's independent outside auditors in the commencement of the Company's Sarbanes-Oxley review.

Based on that preliminary review and discussions with the directors and detailed discussions with the Company's counsel, the Company believes that there are meaningful defenses to the claims although discovery will be required to reach a final conclusion as to these matters. An answer was filed to the Third Amended Complaint on September 14, 2009, essentially denying the substantive allegations.

Discovery has commenced. A number of depositions were taken of the brokerage firms through which the stock trades were conducted by the then Board of Directors. Two representatives of the Company's former independent outside auditors, as well as one of the Company's consultants have been deposed. A deposition of the new plaintiff was completed in February 2010. The new plaintiff had no personal knowledge of any of the basic factual allegations and was simply unhappy that the Company's stock declined in value. Depositions of the Company's Board of Directors, both former and current, named in the suit were commenced. No completion date has been scheduled and there has been no effort by the plaintiff to complete their depositions.

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, was postponed as well. A hearing was conducted on June 9, 2011. The motion seeks a ruling that one of the Company's directors engaged in insider trading. A comprehensive opposing memorandum was filed on behalf of the director prior to the hearing. It directly rebuts the facts upon which the motion was based. Proposed findings of fact and conclusions of law were submitted to the Court following the hearing on July 8, 2011. The Court has not yet issued its ruling.

Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint the Company feels the Third Amended Complaint is without merit and subject to challenge and to an effective defense.

The plaintiffs have informally initiated settlement inquiries. Discussions with the Company and the insurer were undertaken by counsel. Neither the Company nor the insurer believed that the settlement demand was reasonable under the facts as presently known.

While management is unable to predict with certainty the outcome of the legal proceedings described above, based on current knowledge management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial position or results of operations.

Other

To the best of the Company's knowledge, there are no other proceedings threatened or pending against the Company, which, if determined adversely to the Company, would have a material effect on the Company's financial position or results of operations and cash flows.

M.    Recent Accounting Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 (quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures did not have a material impact on the Company’s consolidated financial statements.  The adoption of ASU No. 2010-06, as it relates to certain disclosures of activity in Level 3 fair value measurements did not have a material impact on its consolidated financial statements.

N.    Subsequent Event

On August 1, 2011, the Company granted, to an executive officer, 25,000 options under the 2007 Plan to acquire shares of common stock at $2.99 per share, the closing price of the stock on August 1, 2011. These options have a life of five years from the date of grant, and vest 50% immediately and 50% on July 31, 2012. The fair value of the options was determined to be $38, which will be expensed as share-based compensation in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	78%
Risk-free interest rate	2%
Dividend yield	—%

****

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond J. Balsys
Raymond J. Balsys,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	August 5, 2011

EXHIBIT INDEX

Exhibit #	Description
10.1
First Amendment to Credit Agreement, dated April 15, 2011, among Parlux Ltd., Parlux Fragrances, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.96 to the Company's Annual Report on Form 10-K for the year ended March 31, 2011, filed on May 26, 2011).

10.2
Amendment to Executive Employment Agreement, dated May 18, 2011, between Parlux Fragrances, Inc. and Frederick E. Purches (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2011).

10.3
Executive Employment Agreement, dated August 1, 2011, between Parlux Fragrances, Inc. and Raymond J. Balsys (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2011).

31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.