Form 10-Q
period 2011-09-30
PARLUX FRAGRANCES INC
filed 2011-11-03
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
———————
FORM 10-Q
———————
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	November 2, 2011
Common Stock, $0.01 par value per share	20,769,362 shares

PARLUX FRAGRANCES, INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

See pages 14 to 32.

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

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “could”; “may”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including the risks and uncertainties discussed under the headings “Risk Factors” and “Forward-Looking Statements” included in Part I, Item 1A. Risk Factors and Item 7 - Forward-Looking Statements, in our Annual Report on Form 10-K for the year ended March 31, 2011.  Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.  We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Update

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 (quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures, well as certain disclosures of activity in Level 3 fair value measurements, did not have a material impact on our consolidated financial statements.

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional activities.  In addition, a number of the new launches are with celebrities (mainly entertainers and athletes), which require substantial royalty commitments, whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances brands diminishes, it could result in a substantial reduction in profitability and operating cash flows.

Certain U.S. department store retailers have consolidated operations resulting in the closing of retail stores, as well as implementing various inventory control initiatives. The result of these consolidation efforts include lower inventories maintained by the retailers and higher levels of returns after each gift-giving holiday season.  Store closings, inventory control initiatives, and the current global economic conditions may continue to adversely affect our sales in the short-term. In response to the above conditions, we implemented a number of cost reduction initiatives, beginning in fiscal year 2009, including a targeted reduction in staff, along with controlled advertising and promotional spending, and reduced our production levels. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.

Since late 2008, U.S. department store retailers have experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products, which continues. As is customary in the fragrance industry, these discounts, for the most part, were not offered on fragrances and cosmetics. This resulted in an overall reduction in sales of these products.

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift-giving periods. Substantial sales often occur during the final month of each quarter.  There can be no assurance that these sales trends will support planned objectives in future periods and may negatively affect our results in future periods.

In light of the continuing difficulties in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of September 30, 2011.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the six-months ended September 30, 2010, we transferred $1.2 million ($0.4 million during the three-months ended September 30, 2010) of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six-months ended September 30, 2010.  There was no such inventory transfers during the three and six-months ended September 30, 2011.

In June 2011, we launched a new fragrance under our license with Jessica Simpson, I Fancy You. In August 2011, we launched our first women's fragrance under our license with the Camuto Group, Vince Camuto, and in late September 2011, we launched a new fragrance under our license with Paris Hilton, St. Moritz, the fourth fragrance in the Paris Hilton Passport Series. Looking forward, we plan to continue to launch new brand name fragrances under our existing licenses and sublicenses during fiscal year 2012.  As noted in our discussion on sales, below, excluding GUESS? brand net sales in fiscal 2010, our net sales for the six-months ended September 30, 2011, increased 12%, as compared to the same prior year period.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.  We have returned to the basics of controlled, in-store promotional activity, and have significantly reduced major new license introductions.  In late January 2011, we launched our first Rihanna brand fragrance, Reb'l Fleur, initially focusing our spending on social media initiatives and an interactive viral video. To further support the sales promotion of Reb'l Fleur, during the six
-months ended September 30, 2011, we spent approximately $6.1 million ($2.3 million for the three-months ended September 30, 2011) on Rihanna in additional advertising and promotional expense, increasing our total advertising and promotional expense to $19.2 million, as compared to $13.8 million in the same prior year period ($10.1 million for the three-months ended September 30, 2011, as compared to $8.5 million is the same prior year period). During the three and six-months ended September 30, 2011, we have generated $7.3 million and $12.3 million, respectively, in Reb'l Fleur gross sales in our domestic market, related parties, and have expanded our sales of Reb'l Fleur in our international markets during the three-months ended September 30, 2011.

Results of Operations

During the six-months ended September 30, 2011, we experienced a 10% increase in overall net sales, as compared to the six-months ended September 30, 2010. The increase was primarily due to gross sales from our Rihanna brand fragrance, Reb'l Fleur, of approximately $12.3 million, partially offset by the continued negative impact of the global economic climate. Additionally, due to the increase in net sales and the increase in advertising and promotional expenses, noted above, we earned net income of $0.4 million for the six-months ended September 30, 2011, as compared to net income of $1.3 million for the same prior year period, as further discussed below. For a discussion of the results for the three-months ended September 30, 2011, as compared to the same prior year period, see below.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the six-months ended September 30, 2010, we transferred $1.2 million ($0.4 million during the three-months ended September 30, 2010) of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operation for the three and six-months ended September 30, 2010.  There was no such inventory transfers during the three and six-months ended September 30, 2011. Excluding GUESS? brand net sales in the six-months ended September 30, 2010, our net sales for the six-months ended September 30, 2011, increased 12%, as compared to the same prior year period.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the six-months ended September 30, 2011 and 2010, include $1.9 million and $2.1 million, respectively, ($0.9 million and $1.0 million for the three-months ended September 30, 2011 and 2010 respectively) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and six-month periods ended September 30, 2011, with the three and six-month periods ended September 30, 2010.

Net Sales

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Domestic sales	$16.9	$10.9	55%	$22.6	$16.6	36%
International sales	10.7	6.6	63%	19.8	15.2	30%
Unrelated customer sales	27.6	17.5	58%	42.4	31.8	33%
Related parties sales	18.4	20.7	(11)%	26.5	29.7	(10)%
Sales – expired license	—	0.4	(100)%	—	1.2	(100)%
Total net sales	$46.0	$38.6	19%	$68.9	$62.7	10%
———————
* % change is based on unrounded numbers

During the three-months ended September 30, 2011, net sales increased 19% to $46.0 million, as compared to $38.6 million for the same prior year period.

During the six-months ended September 30, 2011, net sales increased 10% to $68.9 million, as compared to $62.7 million for the same prior year period.  The increase was primarily due to gross sales from our Rihanna brand fragrance, Reb'l Fleur, of approximately $12.3 million.

For the three-months ended September 30, 2011, net sales to unrelated customers, which represented 60% of our total net sales increased 58% to $27.6 million, as compared to $17.5 million for the same prior year period. The increase in net sales was primarily due to an increase in sales in both our international and domestic markets. Net sales to the U.S. department store sector increased 55% to $16.9 million for the three-months ended September 30, 2011, as compared to $10.9 million for the same prior year period, while net sales to international distributors increased 63% to $10.7 million from $6.6 million for the same prior year period. The increase was primarily due to gross sales from our Rihanna brand fragrance, Reb'l Fleur, of approximately $6.3 million and our new Vince Camuto brand fragrance, Vince Camuto, of approximately $3.1 million for the three months ended September 30, 2011.
For the six-months ended September 30, 2011, net sales to unrelated customers, which represented 61% of our total net sales, increased 33% to $42.4 million, as compared to $31.8 million for the same prior year period. The increase was primarily due to an increase in sales in both our international and domestic markets. Net sales to the U.S. department store sector increased 36% to $22.6 million for the six-months ended September 30, 2011, as compared to $16.6 million for the same prior year period, while net sales to international distributors increased 30% to $19.8 million from $15.2 million for the same prior year period. The increase in domestic and international net sales was primarily due to gross sales from our Rihanna brand fragrance, Reb'l Fleur and the launch in August 2011 of a new fragrance, Vince Camuto, under our license with Vince Camuto, noted above.

For the three-months ended September 30, 2011, sales to related parties decreased 11% to $18.4 million, as compared to $20.7 million for the same prior year period. For the six-months ended September 30, 2011, net sales to related parties decreased 10% to $26.5 million, as compared to $29.7 million for the same prior year period.  The decrease for the three and six-months ended September 30, 2011, was primarily due to a decrease in gross sales of our Paris Hilton brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. (“Perfumania”), which resulted in gross sales of $13.4 million and $18.5 for the three and six-months ended September 30, 2011, as compared to $14.3 million and $21.7 million in the same prior year periods.  In addition to our sales to Perfumania, we had net sales of $1.6 million and $3.0 million for the three and six-months ended September 30, 2011, to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party, as compared to $3.0 million for the three and six-month same prior year periods.  Management confers with our related parties on a periodic basis to establish current and further sales ordering schedules.  See “Liquidity and Capital Resources” and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties.

Cost of Goods Sold and Gross Margin

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Unrelated customers	$11.5	$8.2	40%	$18.1	$14.0	30%
As a % of unrelated customers net sales	42%	47%		43%	44%
Related parties	9.3	10.5	(11)%	13.0	14.3	(9)%
As a % of related parties net sales	51%	51%		49%	48%
Cost of sales – expired license	—	0.4	(100)%	—	1.2	(100)%
As a % of expired license net sales	—%	100%		—%	100%
Total cost of goods sold	$20.8	$19.1	9%	$31.1	$29.5	6%
As a % of net sales	45%	50%		45%	47%
Gross Margin	$25.2	$19.5	30%	$37.8	$33.2	14%
As a % of net sales	55%	50%		55%	53%
———————
* % change is based on unrounded numbers

For the three-months ended September 30, 2011, our overall cost of goods sold decreased as a percentage of net sales to 45%, as compared to 50% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 42% and 51%, respectively, for the three-months ended September 30, 2011, as compared to 47% and 51%, respectively, in the same prior year period. During the three-months ended September 30, 2011, the cost of sales to unrelated parties decreased as a result of increased sales to domestic retailers, which provide higher margins. During the three-months ended September 30, 2011 cost of goods sold to related parties remained constant as compared to the same prior year period.

For the six-months ended September 30, 2011, our overall cost of goods sold decreased as a percentage of net sales to 45%, as compared to 47% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 43% and 49%, respectively, for the six-months ended September 30, 2011, as compared to 44% and 48%, respectively, in the same prior year period. During the three-months ended September 30, 2011, the cost of sales to unrelated customers decreased as a result of increased sales to domestic retailers, which provide higher margins. During the six-months ended September 30, 2011, the cost of goods sold to unrelated customers increased due to an increase of gifts-with- purchase of approximately $0.3 million, as compared to the same prior year period. The gifts-with-purchase are used as enticements to promote the sales of our fragrance brands. The current period increase in shipments of gifts-with-purchases was in anticipation of the continued roll-out of our Rihanna brand fragrance, Reb'l Fleur, as well as support for our other products in preparation of the holiday season. During the six-months ended September 30, 2011, cost of goods sold to related parties increased primarily due to a decrease in related party sales of Paris Hilton brand fragrances, which provide a higher margin and due to our overall product mix.

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

In addition, in accordance with US GAAP, certain promotional activities, such as gifts-with-purchase, are included in our cost of goods sold.  As the timing and level of promotional activities vary based on product launches and the seasonality of major gift-giving holidays, we experience fluctuations in our cost of sales percentage and gross margins.

For the three-months ended September 30, 2011, our gross margin increased 30% to $25.2 million from $19.5 million for the same prior year period, increasing as a percentage of net sales to 55% from 50%. For the six-months ended September 30, 2011, our gross margin increased 14% to $37.8 million from $33.2 million for the same prior year period, increasing as a percentage of net sales to 55% from 53%.  The increase during the three and six-months ended September 30, 2011, as compared to the same prior year periods, was primarily the result of the increase in domestic sales discussed above.

Total Operating Expenses

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Advertising and promotional	$10.1	$8.5	20%	$19.2	$13.8	40%
As a % of net sales	22%	22%		28%	22%
Selling and distribution	3.2	3.2	—%	6.4	6.3	1%
As a % of net sales	7%	8%		9%	10%
Royalties	3.3	3.4	(2)%	5.4	5.4	(2)%
As a % of net sales	7%	9%		8%	9%
General and administrative	2.5	1.9	27%	4.6	4.1	13%
As a % of net sales	5%	5%		7%	7%
Depreciation and amortization	0.5	0.5	2%	1.1	1.2	(4)%
As a % of net sales	1%	1%		2%	2%
Total operating expenses	$19.6	$17.5	12%	$36.7	$30.8	19%
As a % of net sales	43%	45%		53%	49%
———————
* % change is based on unrounded numbers

During the three-months ended September 30, 2011, total operating expenses increased 12% to $19.6 million from $17.5 million in the same prior year period, decreasing as a percentage of net sales to 43% from 45%. During the six-months ended September 30, 2011, total operating expenses increased 19% to $36.7 million from $30.8 million in the same prior year period, increasing as a percentage of net sales to 53% from 49%.  However, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended September 30, 2011, advertising and promotional expenses increased 20% to $10.1 million, as compared to $8.5 million for the same prior year period, remaining constant as a percentage of net sales at 22%. For the six-months ended September 30, 2011, advertising and promotional expenses increased 40% to $19.2 million, as compared to $13.8 million for the same prior year period, increasing as a percentage of net sales to 28% from 22%.  The increase in advertising and promotional expense for the three and six-months ended September 30, 2011, was primarily due to a targeted increase of approximately $2.3 million and $6.1 million, respectively, in advertising and promotional activities to further support the sales promotion of our first Rihanna brand fragrance, Reb'l Fleur. During the same prior year periods, we had targeted reductions in advertising and promotional costs and in-store representatives.

Selling and Distribution Costs

For the three-months ended September 30, 2011, selling and distribution costs were $3.2 million, as compared to $3.2 million for the same prior year period, decreasing as a percentage of sales to 7% from 8%. For the six-months ended September 30, 2011, selling and distribution costs increased 1% to $6.4 million, as compared to $6.3 million for the same prior year period, decreasing as a percentage of net sales to 9% from 10%. For the six-months ended September 30, 2011, the increase in selling and distribution costs was primarily due to an increase in sales travel-related expenses in both our domestic and international markets in connection with new product launches.   During the same prior year periods, we had a decrease in sales personnel and the related benefits and insurance expenses in our domestic market.

Royalties

For the three-months ended September 30, 2011, royalties decreased 2% to $3.3 million, as compared to $3.4 million for the same prior year period, decreasing as a percentage of net sales to 7% from 9%. For the six-months ended September 30, 2011, royalties decreased 2% to $5.4 million, as compared to $5.4 million for the same prior year period, decreasing as a percentage of net sales to 8% from 9%.  The decrease in royalties for the three-months ended September 30, 2011, is primarily due to the expiration of the Paris Hilton handbag license on January 15, 2011, for which a guaranteed minimum royalty was absorbed without corresponding sales. For the three and six-months ended September 30, 2011, the decrease in royalties, as a percentage of net sales, was primarily due to higher sales for certain brands, which resulted in contractual minimum royalty requirements being achieved.   During the same prior year periods, the assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continued to absorb a portion of the minimum royalty. We generated no sublicensing revenue in the three and six-months ended September 30, 2011, as compared to $0.1 million and $0.2 million, respectively, for the same prior periods, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

For the three-months ended September 30, 2011, general and administrative expenses increased 27% to $2.5 million, as compared to $1.9 million for the same prior year period, remaining constant as a percentage of net sales at 5%. For the six-months ended September 30, 2011, general and administrative expenses increased 13% to $4.6 million, as compared to $4.1 million for the same prior year period, remaining constant as a percentage of net sales at 7%.  The increase in general and administrative expenses for the three and six-months ended September 30, 2011, was primarily due to an increase in legal and other professional fees relating to preliminary discussions between Parlux and Perfumania regarding a potential business combination. In the same prior year periods, there was a decrease in personnel and the related benefits and insurance expenses.

Depreciation and Amortization

For the three-months ended September 30, 2011, depreciation and amortization increased 2% to $0.5 million, as compared to $0.5 million for the same prior year period, remaining constant as a percentage of net sales at 1%. For the six-months ended September 30, 2011, depreciation and amortization decreased 4% to $1.1 million, as compared to $1.2 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The increase in depreciation and amortization for the three-months ended September 30, 2011, relates to an increase in intangible asset amortization resulting from the amortization of our Rihanna intangible asset, as compared to the same prior year period (see Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion). The decrease for the six-months ended September 30, 2011, relates to lower amortization expense of molds and tooling, partially offset by an increase in intangible assets amortization, as compared to the same prior year period. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating Income

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Operating income	$5.6	$2.0	181%	$1.1	$2.4	(53)%
As a % of net sales	12%	5%		2%	4%
Net interest (expense and bank charges) income	(0.2)	(0.2)	(10)%	(0.4)	(0.3)	92%
As a % of net sales	—%	1%		(1)%	—%
Foreign exchange loss	—	—	N/A	—	—	N/A
As a % of net sales	—%	—%		—%	—%
Income before income taxes	$5.4	$1.8	204%	$0.7	$2.1	(66)%
As a % of net sales	12%	5%		1%	3%
———————
* % change is based on unrounded numbers

As a result of the factors discussed above, we generated operating income of $5.6 million and $1.1 million for the three and six-months ended September 30, 2011, as compared to $2.0 million and $2.4 million, respectively, in the same prior year periods.

Net Interest Expense/Income

Net interest expense and bank charges were $0.2 million and $0.4 million for the three and six-months ended September 30, 2011, as compared to $0.2 million and $0.3 million, respectively, for the same prior year periods.  During the three and six-months ended September 30, 2011, we incurred loan monitoring and unused commitment fees relating to our credit facility with General Electric Capital Corporation ("GE Capital"), which are being amortized to expense over the life of the credit facility.  The credit facility with GE Capital was executed on June 25, 2010 (see Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

Income Before Income Taxes, Taxes, and Net Income

	Three Months Ended September 30,			For the Six Months Ended September 30,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Income before income taxes	$5.4	$1.8	204%	$0.7	$2.1	(66.0)%
As a % of net sales	12%	5%		1%	3%
Income tax provision	2.1	0.7	(204)%	0.3	0.8	66.0%
As a % of net sales	4%	2%		—%	1%
Net income	$3.3	$1.1	204%	$0.4	$1.3	(66.0)%
As a % of net sales	7%	3%		1%	2%
———————
* % change is based on unrounded numbers

For the three and six-months ended September 30, 2011, our income before income taxes was $5.4 million and $0.7 million, respectively, as compared to $1.8 million and $2.1 million, respectively, for the same prior year periods. Our tax provision reflects an estimated effective tax rate of 38%. Actual tax provision incurred may be greater or less than amounts recorded, and such differences may be material (see Note J to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

As a result, we earned net income of $3.3 million and $0.4 million, respectively, for the three and six-months ended September 30, 2011, as compared to $1.1 million and $1.3 million, respectively in the same prior year periods.

Liquidity and Capital Resources

Working capital was $94.7 million at September 30, 2011, as compared to $93.0 million at March 31, 2011, primarily due to an increase in trade receivables resulting from an increase in net sales for the six-months ended September 30, 2011.

Cash Flows

Cash and cash equivalents decreased by $8.4 million during the six-months ended September 30, 2011, and decreased by $3.3 million during the six-months ended September 30, 2010.

Cash Flows from Operating Activities

During the six-months ended September 30, 2011, net cash used in operating activities was $8.1 million, as compared to $2.8 million during the same prior year period. The current year activity reflects an increase in trade receivables from both related and unrelated parties primarily due to the timing of sales and receipts, and an increase in inventories and accounts payable resulting from the preparation for our new product launches and the upcoming holiday production period. The prior year activity reflects an increase in trade receivables from both related and unrelated parties primarily due to the timing of sales during the period, partially offset by a decrease in income tax receivable resulting from tax refunds of $7.1 million received in September 2010, relating to the March 31, 2010, federal income tax return.

Cash Flows from Investing Activities

During the six-months ended September 30, 2011, net cash used in investing activities was $0.4 million, as compared to $0.6 million during the same prior year period. The current year activities consist mainly of the purchases of molds and tooling, and warehouse and computer equipment, while the prior year activities consist mainly of the purchase of certain molds and tooling relating to the launches of our new brand fragrances.

Cash Flows from Financing Activities

During the six-months ended September 30, 2011, net cash provided by financing activities was $0.1 million, as compared to $0.1 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options, while the prior year activity reflects proceeds of $0.1 million from the sale of common stock, by a major former stockholder remitted to the Company as a recovery of short-swing profits recognized from the purchase and sale of our common stock, and proceeds from the issuance of common stock resulting from the exercise of stock options.

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

Our Ratios and Other Matters

As of September 30, 2011, and 2010, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	September 30,
	2011	2010
Trade receivables - Unrelated (1) (3)	112	82
Trade receivables - Related parties (2)	98	86
Inventories (3)(4)	274	226
———————

(1)
Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $4.9 million and $3.8 million in the 2011 and 2010, six-month periods, respectively.

(2)	Based upon the seasonal nature of our sales to Perfumania, the calculation of number of days sales in trade receivables is based on the actual agings as of September 30, 2011, and 2010, respectively.

(3)	The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of September 30, 2010.

(4)	The calculation is based upon ending inventories divided by the average daily cost of goods sold as calculated on a rolling twelve months' average.

During the six-months ended September 30, 2011, the increase in the number of days sales in trade receivables for unrelated customers, as compared to the same prior year period, was primarily attributable to certain new product shipments to domestic customers occurring later in the quarter and the continued roll-out of Rihanna's brand fragrance, Reb'l Fleur. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it may have a material adverse effect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania for the six-months ended September 30, 2011, has increased to 98 days, as compared to 86 days in the same prior year period. Perfumania's trade receivables generally exceed those of unrelated customers, primarily due to Perfumania’s seasonal cash flows (see Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania). During the current quarter our shipments to Perfumania shipped later in the quarter than originally anticipated.

We had net sales to Perfumania of $23.6 million and $26.7 million during the six-months ended September 30, 2011 and 2010, respectively ($16.8 million and $17.7 million during the three-months ended September 30, 2011 and 2010, respectively).  See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

 Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have a material adverse effect on our financial condition, results of operations, and liquidity. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter.  Net trade accounts receivable owed by Perfumania to the Company totaled $19.5 million at September 30, 2011, and $12.7 million at March 31, 2011.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by our Board of Directors.  No allowance for credit loss has been recorded as of September 30, 2011.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In addition to our sales to Perfumania, we had net sales to Jacavi of $3.0 million and $3.0 million during the six-months ended September 30, 2011 and 2010, respectively ($1.6 million and $3.0 million during the three-months ended September 30, 2011 and 2010, respectively).  Sales to Jacavi are recorded as related party sales, as Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2011, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Net trade accounts receivable owed by Jacavi to the Company totaled $1.6 million at September 30, 2011, and $0 million at March 31, 2011. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.4% as of September 30, 2011), excluding warrants owned by the Garcia Group. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing.

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

During the six-months ended September 30, 2011, the number of days sales in inventory increased to 274 days from 226 days.  This analysis compares the ending inventory value to an estimated average daily cost of goods sold as calculated on a rolling twelve months' average.  Although our inventory levels remained relatively constant, the prior year's calculation was adjusted for the effect of the GUESS? license expiration, which resulted in an increase in the number of days in inventory in the current year period.   Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season.  We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at September 30, 2011, based on current conditions, is stated at the lower of cost or market and based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

Under our stock buy-back program authorized by our Board, we did not repurchase any shares of our common stock during the six-months ended September 30, 2011 and 2010, or during the year ended March 31, 2011.  As of September 30, 2011, we had 628,400 authorized shares remaining for repurchase under our stock buy-back program, subject to certain limitations. Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions.

Our Debt

Pursuant to our Loan Agreement with GE Capital, we have a revolving credit facility that provides a credit line of up to $20.0 million. The term of the revolving credit facility under the Loan Agreement is two years. During the six-months ended September 30, 2011, we amortized $0.2 million of the deferred loan fees and incurred $0.2 million in loan monitoring and unused commitment fees.

As of September 30, 2011, we met the minimum liquidity requirements under the Loan Agreement. See Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

For a more detailed description of the terms of this Loan Agreement, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Our Debt” on pages 38-41 of our Annual Report on Form 10-K for the year ended March 31, 2011.

As of September 30, 2011, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $11.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the quarter ended September 30, 2011, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

As previously reported, the Company has had preliminary discussions with members of senior management of Perfumania Holdings, Inc. ("Perfumania") and a principal shareholder of Perfumania, regarding the possible terms of an acquisition of Parlux by Perfumania. Perfumania is one of Parlux' largest customers, and the majority shareholders of Perfumania held in excess of 10% of the outstanding shares of Parlux at August 10, 2011. Parlux and Perfumania entered into a Mutual Confidentiality Agreement on September 7, 2011, to allow the companies to proceed with customary due diligence.  In addition, in order to allow the parties to explore a potential transaction in an orderly and efficient manner, Parlux , on the one hand, and Perfumania and its principal shareholder, on the other hand, entered into an agreement (the "Additional Agreement") whereby the parties agreed that, until the earlier of October 28, 2011, or termination of negotiations in writing by either Parlux or Perfumania, (i) Perfumania and its affiliates would pursue a business combination with Parlux exclusively through negotiations with Parlux, (ii) Parlux would not amend its bylaws to include a provision requiring advance notice of shareholder nominations to the board of directors and (iii) Parlux would schedule its annual meeting no sooner than December 9, 2011.

As of October 28, 2011, both Parlux and Perfumania have agreed to extend the Additional Agreement until December 2, 2011. In connection with this extension, Parlux has agreed to hold its annual meeting no sooner than January 13, 2012.

Based upon these preliminary discussions, representatives of Parlux and Perfumania may continue to engage in discussions regarding a potential combination of the two companies; however, they are under no obligation to do so. There can be no assurance that any agreement between Parlux and Perfumania regarding a potential business combination will ever be reached, or if such an agreement is reached, that such a transaction will be consummated. Parlux does not intend to make any further comment on this subject unless and until an agreement is reached.

See Item 2 and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

ITEM 6.  EXHIBITS.

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share data)

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,123	$20,511
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $4,860 and $3,908, respectively	21,068	12,050
Trade receivables from related parties	21,097	12,708
Income tax receivable	72	122
Inventories	42,204	37,373
Prepaid promotional expenses, net	8,546	7,519
Prepaid expenses and other current assets, net	6,143	8,251
Deferred tax assets, net	5,346	5,460
TOTAL CURRENT ASSETS	116,599	103,994
Equipment and leasehold improvements, net	1,489	1,844
Trademarks and licenses, net	3,894	4,195
Deferred tax assets, net	687	687
Other	1,745	1,986
TOTAL ASSETS	$124,414	$112,706
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$37	$—
Accounts payable	18,856	8,637
Accrued expenses and income taxes payable	3,012	2,338
TOTAL CURRENT LIABILITIES	21,905	10,975
Borrowings, less current portion	68	—
TOTAL LIABILITIES	21,973	10,975
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,438,339 and 30,397,789 shares issued at September 30, 2011 and March 31, 2011, respectively	304	304
Additional paid-in capital	106,891	106,629
Retained earnings	30,519	30,071
	137,714	137,004
Less 9,668,977 shares of common stock in treasury, at cost, at September 30, 2011 and March 31, 2011	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	102,441	101,731
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$124,414	$112,706

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Unrelated customers, including licensing fees of $19 and $38 for the three and six-months ended September 30, 2011 and 2010, respectively	$27,595	$17,503	$42,380	$31,823
Related parties	18,442	20,633	26,556	29,644
Sales – expired license	—	443	—	1,226
	46,037	38,579	68,936	62,693
Cost of goods sold:
Unrelated customers	11,475	8,221	18,136	13,990
Related parties	9,358	10,464	13,035	14,324
Cost of sales – expired license	—	443	—	1,225
	20,833	19,128	31,171	29,539
Gross margin	25,204	19,451	37,765	33,154
Operating expenses:
Advertising and promotional	10,145	8,470	19,220	13,777
Selling and distribution	3,146	3,147	6,351	6,309
Royalties	3,321	3,384	5,344	5,450
General and administrative, including share-based compensation expense of $64 and $191 for the three and six-months ended September 30, 2011, respectively, and $57 and $165 for the three and six-months ended September 30, 2010, respectively	2,475	1,943	4,602	4,086
Depreciation and amortization	537	525	1,135	1,182
Total operating expenses	19,624	17,469	36,652	30,804
Operating income	5,580	1,982	1,113	2,350
Other income (expense):
Interest income	17	4	21	9
Interest expense and bank charges	(204)	(212)	(412)	(212)
Foreign exchange gain (loss)	2	(2)	1	—
Income before income taxes	5,395	1,772	723	2,147
Income tax provision	2,050	673	275	816
Net income	$3,345	$1,099	$448	$1,331
Income per common share:
Basic	$0.16	$0.05	$0.02	$0.06
Diluted	$0.16	$0.05	$0.02	$0.06
Weighted average number of shares outstanding:
Basic	20,765,831	20,489,812	20,758,036	20,482,807
Diluted	20,978,947	20,641,003	20,864,594	20,613,603

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2011
(In thousands, except number of shares)
(UNAUDITED)

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total
BALANCE at March 31, 2011	30,397,789	$304	$106,629	$30,071	9,668,977	$(35,273)	$101,731
Net income	—	—	—	448	—	—	448
Excess tax deficiency	—	—	(14)	—	—	—	(14)
Issuance of common stock upon exercise of warrants and stock options	40,550	—	85	—	—	—	85
Share-based compensation from option grants	—	—	191	—	—	—	191
BALANCE at September 30, 2011	30,438,339	$304	$106,891	$30,519	9,668,977	$(35,273)	$102,441

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$448	$1,331
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	191	165
Depreciation and amortization	1,135	1,182
(Recovery) provision for doubtful accounts	(18)	52
Deferred income tax benefit	100	763
Write-downs of inventories and prepaid promotional supplies	2,276	239
Changes in assets and liabilities:
Increase in trade receivables - customers	(9,000)	(7,597)
Increase in trade receivables - related parties	(8,389)	(8,596)
Decrease in income tax receivable	50	6,916
(Increase) decrease in inventories	(6,144)	886
(Increase) decrease in prepaid promotional expenses	(1,990)	107
Decrease in prepaid expenses and other current assets	2,108	933
Decrease (increase) in other non-current assets	241	(1)
Increase in accounts payable	10,219	1,565
Increase (decrease) in accrued expenses and income taxes payable	674	(744)
Total adjustments	(8,547)	(4,130)
Net cash used in operating activities	(8,099)	(2,799)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(335)	(583)
Purchases of trademarks	(31)	(24)
Net cash used in investing activities	(366)	(607)
Cash flows from financing activities:
Repayments of capital leases	(8)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	85	13
Recovery of profits under Section 16(b) on the sale of common stock	—	61
Net cash provided by financing activities	77	74
Net decrease in cash and cash equivalents	(8,388)	(3,332)
Cash and cash equivalents, beginning of period	20,511	17,579
Cash and cash equivalents, end of period	$12,123	$14,247

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

B.	Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan. As of September 30, 2011, options to acquire 1,061,800 shares of the Company’s common stock have been granted (including options to acquire 50,000 shares of common stock granted during May 2011 and 25,000 shares of common stock granted during August 2011, as noted below).

On April 1, 2010, the Company granted, to two executive officers and a consultant, options under the 2007 Plan to acquire 50,000, 20,000 and 15,000 shares, respectively, of its common stock at $2.25 per share, the closing price of the stock on April 1, 2010. These options have a life of five years from the date of grant. The executive officer’s options vested 50% immediately, with the remaining 50% vesting on April 1, 2011, for one executive officer, and July 31, 2011, for the other executive officer, respectively, which were expensed as share-based compensation in accordance with the vesting period.  The consultant’s options vested immediately and were expensed as share-based compensation. The fair value of the options was determined to be $60, $24, and $17, respectively.

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

On August 1, 2011, the Company granted, to an executive officer, options under the 2007 Plan to acquire 25,000 shares of common stock at $2.99 per share, the closing price of the stock on August 1, 2011. These options have a life of five years from the date of grant, and vest 50% immediately and 50% on July 31, 2012. The fair value of the options was determined to be $38, which is being expensed as share-based compensation in accordance with the vesting period of the options.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	3
Expected volatility	78%
Risk-free interest rate	2%
Dividend yield	—%

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (10,000 of which are outstanding at September 30, 2011), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011, and March 31, 2011. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited), and March 31, 2011.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77%-82%
Risk-free interest rate	2%
Dividend yield	—%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future options/warrant holder’s behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual employee option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the six-months ended September 30, 2011 and 2010, was approximately 5%.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the six-months ended September 30, 2011 and 2010, was $191 and $165, respectively ($64 and $57 for the three-months ended September 30, 2011 and 2010, respectively).

The following table summarizes the stock option and warrant activity during the six-months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2011	7,106,625	$4.68	5.87	$341
Granted	75,000	3.10	4.83	—
Exercised	(40,500)	2.10	3.37	43
Forfeited	(6,750)	1.86	3.81	—
Outstanding as of September 30, 2011	7,134,375	$4.68	5.37	$402
Exercisable as of September 30, 2011	3,371,423	$4.56	4.92	$402

Proceeds relating to the exercise of all options and warrants during the six-months ended September 30, 2011 and 2010, were $85 and $13, respectively.

The following table summarizes information about the options and warrants outstanding at September 30, 2011, of which 3,371,423 are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
$0.82	15,000	$0.82	2.75	$36
$1.74 - $1.84	334,100	$1.77	3.38	188
$2.18 - $2.99	272,975	$2.47	3.27	175
$3.15 - $4.60	509,750	$4.14	1.52	3
$5.00 - $5.55	6,002,500	$5.00	5.92	—
	7,134,325	$4.68	5.37	$402

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

D.	Inventories

The components of inventories are as follows:

	September 30, 2011	March 31, 2011
Finished products	$22,041	$21,171
Components and packaging material	16,508	14,051
Raw material	3,655	2,151
	$42,204	$37,373

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $4,158 and $3,799 at September 30, 2011, and March 31, 2011, respectively.

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
Inventories and write-downs, by major categories, as of September 30, 2011, and March 31, 2011, are as follows:

	September 30, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$22,847	$16,942	$3,728	$43,517
Less write-downs	806	434	73	1,313
Net inventories	$22,041	$16,508	$3,655	$42,204

	March 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$21,441	$14,504	$2,204	$38,149
Less write-downs	270	453	53	776
Net inventories	$21,171	$14,051	$2,151	$37,373

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

As of September 30, 2011, and March 31, 2011, of our total inventories of $43,517 and $38,149, respectively, management determined that approximately $7,514 and $5,899, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written-down by $806 at September 30, 2011, and $270 at March 31, 2011, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of September 30, 2011, and March 31, 2011, approximately $2,349 and $1,699, respectively, were identified as problematic and the inventory was written-down by $434 and $453, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of September 30, 2011, and March 31, 2011, approximately $105 and $53, respectively, were identified as problematic and the inventory was written-down by $73 and $53, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed.  During the six-months ended September 30, 2010, the Company transferred $1,226 ($443 during the three-months ended September 30, 2010) of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, have been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six-months ended September 30, 2010. There was no such inventory transfers during the three and six-months ended September 30, 2011.

E.	Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	September 30, 2011	March 31, 2011	Estimated Life (in years)
Fred Hayman Beverly Hills (“FHBH”)	$2,820	$2,820	10
Paris Hilton	973	942	5
Rihanna	1,778	1,778	5
Kanye West	1,777	1,777	5
Other	217	217	5-25
	7,565	7,534
Less accumulated amortization	(3,671)	(3,339)
	$3,894	$4,195

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the six-months ended September 30, 2011.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2011). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands, and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

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

F.	Borrowings

The composition of borrowings is as follows:

	September 30, 2011	March 31, 2011
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3, including imputed interest at 3.96%, through June 30, 2014.	$105	$—
Less: long-term portion	68	—
Borrowings, current portion	$37	$—

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the Loan Agreement is two years. During the six-months ended September 30, 2011, the Company amortized $178 of the deferred loan fees and incurred $228 in loan monitoring and unused commitment fees.

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain a minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving credit facility. At any point if the Company falls below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $15,000 to borrow under the Loan Agreement.  As of September 30, 2011, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of September 30, 2011, no amounts have been borrowed under the Loan Agreement and the Company’s availability under the Loan Agreement was $11,330.

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

G.	Related Party Transactions

	September 30, 2011	March 31, 2011
Accounts receivable from related parties:
Perfumania	$19,541	$12,708
Jacavi	1,556	—
	$21,097	$12,708

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Sales to related parties:
Perfumania	$16,821	$17,665	$23,561	$26,676
Jacavi	1,621	2,968	2,995	2,968
	$18,442	$20,633	$26,556	$29,644

The Company's management confers with our related parties on a periodic basis to establish current and further sales ordering schedules.

The Company had net sales of  $23,561 and $26,676 during the six-months ended September 30, 2011 and 2010, respectively, ($16,821 and $17,665 during the three-months ended September 30, 2011 and 2010, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 343 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (approximately 11% at September 30, 2011), and accordingly, transactions with Perfumania continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for more than fifteen years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $19,541 and $12,708 at September 30, 2011, and March 31, 2011, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.  No allowance for credit loss has been recorded as of September 30, 2011.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania, the Company had net sales of $2,995 and $2,968 during the six-months ended September 30, 2011 and 2010, respectively, ($1,621 and $2,968 during the three-months ended September 30, 2011 and 2010, respectively) to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of September 30, 2011, and is one of the principals of Artistic Brands (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.  At September 30, 2011 and at March 31, 2011, net trade account receivables from Jacavi totaled $1,556 and $0, respectively. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company's common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company's outstanding shares as of June 14, 2010 (equivalent to 14.4% as of September 30, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial shares ownership included in the updated joint filing.

H.	Basic and Diluted Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

	Three Months Ended September 30,
	2011	2010
Net income	$3,345	$1,099
Weighted average number of shares issued	30,434,808	30,158,789
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,765,831	20,489,812
Basic net income per common share	$0.16	$0.05
Weighted average number of shares outstanding used in basic earnings per share calculation	20,765,831	20,489,812
Effect of dilutive securities:
Stock options and warrants	213,116	151,191
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,978,947	20,641,003
Diluted net income per common share	$0.16	$0.05
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,478,354	6,734,036
Exercise price	$3.30 to $5.55	$2.18 to $5.55

	Six Months Ended September 30,
	2011	2010
Net income	$448	$1,331
Weighted average number of shares issued	30,427,013	30,151,784
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,758,036	20,482,807
Basic net income per common share	$0.02	$0.06
Weighted average number of shares outstanding used in basic earnings per share calculation	20,758,036	20,482,807
Effect of dilutive securities:
Stock options and warrants	106,558	130,796
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,864,594	20,613,603
Diluted net income per common share	$0.02	$0.06
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	6,487,591	6,853,111
Exercise price	$3.30 to $5.55	$2.18 to $5.55

———————

I.	Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Six Months Ended September 30,
	2011	2010
Cash received for:
Income taxes	$—	$7,143
Cash paid for:
Interest and bank charges	$391	$213
Income taxes	$106	$105

Supplemental disclosure of non-cash investing and financing activities is as follows:

Six-months ended September 30, 2011:

•	The Company entered into a capital lease for the purchase of computer equipment in the amount of $113 (see Note F for further discussion).

J.	Income Taxes

The tax provision for the periods reflects an estimated effective rate of 38%. Actual tax provision incurred may be greater or less than the amounts recorded, and such differences may be material. The Company's income taxes receivable at September 30, 2011, includes $72 of recoverable federal and state income taxes previously paid, which is included in income tax receivable in the accompanying unaudited Condensed Consolidated Balance Sheets.

The Company is under an IRS audit of its fiscal years 2007 through 2010 Federal income tax returns, as a result of the carry back of its net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

K.	License and Distribution Agreements

During the six-months ended September 30, 2011, the Company held exclusive worldwide licenses and sublicenses to manufacture and sell fragrance and other related products for Paris Hilton, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto. On June 30, 2010, the Company’s license with XOXO expired and was not renewed. On September 30, 2010, the Company’s license with babyGund expired and was not renewed.

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

On February 18, 2011, the Company entered into to an amendment to the sublicense agreement. The initial term of the agreement, as amended, expires on March 31, 2016, and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the sublicense agreement, the Company assumes the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon minimum sales volume. The Company launched the first fragrance under this license in January 2011.

Kanye West

On April 7, 2009, the Company entered into a sublicense agreement with Artistic Brands for the exclusive worldwide rights to develop, manufacture and distribute prestige fragrances and related products under the Kanye West name.
On March 2, 2011, the Company entered into an amended and restated sublicense agreement with Artistic Brands. The initial term of the sublicense expires on March 31, 2017, and is renewable for an additional three-year term if certain sales levels are met. Under the terms of the amended and restated sublicense agreement, the Company assumes the obligation to pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company anticipates launching a new fragrance under this license in late 2012.
Vince Camuto

On June 4, 2010, the Company entered into an exclusive fragrance licensing agreement with Vince Camuto, Chief Designer and Chief Executive Officer of Camuto Group, to develop, manufacture and distribute prestige fragrances and related products under the Vince Camuto trademark. The initial term of the agreement expires on March 31, 2016, and is renewable for an additional five-year term if certain sales levels are met. The Company must pay a minimum royalty, whether or not any product sales are made, and spend minimum amounts for advertising based upon sales volume. The Company launched the first fragrance under this license in August 2011.

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

On January 19, 2010, the plaintiff filed a motion for leave to file under seal a motion for partial summary judgment. That motion was granted. The motion for partial summary judgment was filed and was initially scheduled for a hearing on June 25, 2010. That hearing was postponed until September 17, 2010, and then postponed again until January 7, 2011. The hearing scheduled for January 7, 2011, was postponed as well. A hearing was conducted on June 9, 2011. The motion sought a ruling that one of the Company's directors engaged in insider trading. A comprehensive opposing memorandum was filed on behalf of the director prior to the hearing. It directly rebutted the facts upon which the motion was based. Proposed findings of fact and conclusions of law were submitted to the Court following the hearing on July 8, 2011. The Court has denied the motion.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”), Improving Disclosure about Fair Value Measurements, under Topic 820, Fair Value Measurements and Disclosures, to improve and provide new disclosures for recurring and nonrecurring fair value measurements under the three-level hierarchy of inputs for transfers in and out of Levels 1 (quoted prices in active markets for identical assets or liabilities) and 2 (significant other observable inputs), and activity in Level 3 (significant unobservable inputs). This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU No. 2010-06, as it relates to new disclosures and clarifications of existing disclosures, well as certain disclosures of activity in Level 3 fair value measurements did not have a material impact on its consolidated financial statements.

*****

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond J. Balsys
Raymond J. Balsys,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	November 3, 2011

EXHIBIT INDEX

Exhibit #	Description
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document