Form 10-Q/A
period 2011-06-30
PARLUX FRAGRANCES INC
filed 2012-01-13
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————
FORM 10-Q/A
Amendment No. 1
———————
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Quarterly Report on Form 10-Q”) of Parlux Fragrances, Inc. (the “Company”) is to amend and restate “Part II - Item 6” (Exhibits) of the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011 in its entirety to add Exhibit 10.4 that was inadvertently omitted from the original filing and that clarifies certain provisions of the agreement filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q. Other than the foregoing and the recently-dated certifications of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the Company’s Quarterly Report on Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing on August 5, 2011 of the original Quarterly Report on Form 10-Q with the SEC, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions described above.

PART II – OTHER INFORMATION

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

10.4	Letter Agreement, dated June 27, 2011, between Parlux Fragrances, Inc. and Frederick E. Purches.*
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.3	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.3	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
_______
* Filed herewith.
+ Previously filed or furnished with the original Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARLUX FRAGRANCES, INC.

Date: January 13, 2012	By:	/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Raymond J. Balsys
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

10.4	Letter Agreement, dated June 27, 2011, between Parlux Fragrances, Inc. and Frederick E. Purches.*
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.3	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.3	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
_______
* Filed herewith.
+ Previously filed or furnished with the original Quarterly Report on Form 10-Q.

5