Form 10-Q/A
period 2011-09-30
PARLUX FRAGRANCES INC
filed 2012-01-13
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Quarterly Report on Form 10-Q”) of Parlux Fragrances, Inc. (the “Company”) is to amend and restate “Part II - Item 6” (Exhibits) of the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2011 in its entirety to add Exhibit 10.1 that was inadvertently omitted from the original filing. The agreement filed as Exhibit 10.1 extends the period of employment of an individual in accordance with the terms of an employment agreement dated June 5, 2009 and filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009. Other than the foregoing and the recently-dated certifications of the Company, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the Company’s Quarterly Report on Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing on November 3, 2011 of the original Quarterly Report on Form 10-Q with the SEC, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions described above.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS.

Exhibit #	Description
10.1	Letter Agreement, dated September 12, 2011, between Parlux Fragrances, Inc. and Frank A. Buttacavoli.*
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.3	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.3	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
_____
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
Raymond J. Balsys,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description
10.1	Letter Agreement, dated September 12, 2011, between Parlux Fragrances, Inc. and Frank A. Buttacavoli.*
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.+
31.3	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
31.4	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.+
32.3	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
32.4	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
______
* Filed herewith.
+ Previously filed or furnished with the original Quarterly Report on Form 10-Q.

5