Form 10-Q
period 2011-12-31
PARLUX FRAGRANCES INC
filed 2012-02-09
CIK 802356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
———————
FORM 10-Q
———————
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended: December 31, 2011
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 8, 2012
Common Stock, $0.01 par value per share	20,769,362 shares

PARLUX FRAGRANCES, INC.

PART I. – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

See pages 17 to 37.

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

 Effective December 19, 2011, the Company liquidated its wholly-owned subsidiary, Parlux, S.A. The Company is in the process of establishing a new wholly-owned subsidiary, Parlux SARL, a French company. The liquidation of Parlux, S.A. did not have a material effect on our accompanying unaudited Condensed Consolidated Financial Statements.

PENDING MERGER

As previously reported, on December 23 , 2011, the Company and Perfumania Holdings, Inc. (“Perfumania”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Parlux, Perfumania, and PFI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Perfumania (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Parlux with Parlux as the surviving company (the “Merger”).  The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Parlux common stock (other than shares held by Perfumania and its affiliates) will be canceled and automatically converted into the right to receive either (i) $4.00 in cash plus 0.20 shares of Perfumania common stock (the “Mixed Consideration”) or (ii) 0.533333 shares of validly issued, fully paid and non-assessable shares of Perfumania common stock (“Stock Consideration”). Parlux stockholders may elect whether they would prefer to receive Mixed Consideration or Stock Consideration, however, the maximum amount of cash that will be paid is $61,895,288 and the maximum amount of Perfumania common stock that will be issued is 5,919,052 shares, which amounts are subject to adjustment in certain circumstances provided in the Merger Agreement, including to reflect any issuance of Parlux shares due to the exercise of options, to adjust the maximum cash consideration for each share of Parlux stock as to which appraisal rights have been exercised, and for any shortfall of Parlux cash or cash equivalents at the Effective Time below a target amount calculated as provided in the Merger Agreement.   As described under “Voting Agreements” below, certain stockholders of Parlux have agreed to elect to receive the Stock Consideration.

At the Effective Time, each option to purchase a share of Parlux common stock that is then outstanding will be assumed by Perfumania and converted into the right to purchase shares of Perfumania common stock with corresponding adjustments to the number of shares and the exercise price based upon the Stock Consideration exchange ratio, but otherwise will remain unchanged except that vesting of the options will be accelerated by one year and such options will vest upon termination of the option holder's employment within the twelve months following the Effective Time.

Each warrant to purchase Parlux common stock held by Glenn Gopman, a member of Parlux' Board of Directors, that is unexercised at the Effective Time will be automatically converted into a warrant to purchase a number of shares of Perfumania common stock equal to the product (rounded down to the nearest whole share) of (x) the number of shares of Parlux common stock subject to such warrant and (y) 0.533333, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price of such warrant divided by (2) 0.533333.

Consummation of the Merger is subject to customary conditions, including, among others, (i) the approval of the Merger Agreement by the stockholders of Parlux, (ii) the approval by the stockholders of Perfumania of an increase in Perfumania's authorized common stock and of the issuance of shares of Perfumania's common stock pursuant to the Merger and the Merger Agreement, (iii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) an increase in the size of the Perfumania Board of Directors to accommodate the appointment of all members of the Parlux Board to the Perfumania Board of Directors, (v) no event having occurred that would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Parlux or Perfumania and (vi) Parlux stockholders shall have exercised their appraisal rights in connection with the Merger for no more than 7.5% of Parlux' common stock. On January 20, 2012, Perfumania filed a registration statement on Form S-4 with the SEC. This filing and its subsequent amendments contain a preliminary joint proxy statement for a special meeting of each company's shareholders to vote on the items described above. On January 9, 2012, Parlux and Perfumania submitted their Hart-Scott-Rodino filing with the U.S. Department of Justice for review under U.S. antitrust laws.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the Merger.

The Merger Agreement contains certain termination rights for both companies if the Merger Agreement is terminated and under specified circumstances we may be required to pay Perfumania $4.0 million or Perfumania may be required to pay us $4.0 million plus our out-of-pocket expenses up to $2.0 million.

Certain Parlux shareholders have filed class action lawsuits against Parlux and each of the members of Parlux' Board of Directors (See Note L to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

See Item 1A, “Risk Factors,” and Note A to the accompanying unaudited Condensed Consolidated Financial Statements for additional risks and information related to the Merger.

At this time, we do not anticipate modifying our business strategy as discussed below but we cannot predict the impact consummation of the Merger will have on our long-term strategy. The combined company's expected balance sheet and credit metrics are anticipated to enhance our growth opportunities and strategic options.

We do not expect the Merger to have a significant impact on our cash requirements and sources of liquidity during fiscal year 2012, except that we have incurred, through December 31, 2011, expenses of approximately $1.5 million in connection with the Merger. Pursuant to the Merger Agreement, only limited equity issuances through certain employee benefit plans and stock option plans are permitted. Additionally, the extent to which we can obtain financing through borrowings or debt issuances are also limited.

See Part I, Item 2 and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q, which are not historical in nature, including those that contain the words, “anticipate”; “believe”; “plan”; “estimate”; “expect”; “should”; “could”; “may”; “intend”; and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve estimates, assumptions and uncertainties.  Such statements are subject to known and unknown risks, uncertainties and other factors, or combination of factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. Investors are cautioned that forward-looking statements involve such risks and uncertainties, which may affect our business and prospects, including economic, competitive, governmental, technological and other factors included in our filings with the Securities and Exchange Commission (“SEC”), including (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) the risks and uncertainties discussed under the headings “Risk Factors” and “Forward-Looking Statements” included in Part I, Item 1A. Risk Factors and Item 7 - Forward-Looking Statements, in our Annual Report on Form 10-K for the year ended March 31, 2011.  Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.  We do not undertake any obligation to update the information herein, which speaks only as of this date.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Significant Trends

A significant number of new prestige fragrance products continue to be introduced on a worldwide basis. The beauty industry, in general, is highly competitive and consumer preferences often change rapidly.  The initial appeal of these new fragrances, launched for the most part in U.S. department stores, fuels the growth of our industry.  Department stores generally lose sales to the mass market as a product matures.  To counter the effect of lower department store sales, companies introduce new products, which requires additional spending for development and advertising and promotional activities.  Historically, the prestige fragrance business has been built on apparel designers, mostly European and American, and the business ebbs and flows with their success. In addition, a number of the new launches are with celebrities (mainly entertainers), which require substantial royalty commitments, whose careers and/or appeal could change drastically, both positively and negatively, based on a single event.  If one or more of our new product introductions is unsuccessful, or the appeal of a celebrity that is tied to any of our fragrances brands diminishes, it could result in a substantial reduction in sales, profitability and operating cash flows.

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

Since late 2008, U.S. department store retailers have experienced a major reduction in consumer traffic, resulting in decreased sales. In response, the retailers offered consumers deep discounts on most of their products. As is customary in the fragrance industry, these discounts, for the most part, were not offered on fragrances and cosmetics. This resulted in an overall reduction in net sales of these products.

Historically, as is the case for most fragrance companies, our sales have been influenced by seasonal trends generally related to holiday or gift-giving periods. Substantial sales often occur during the final month of each quarter.  There can be no assurance that these sales trends will support planned objectives in future periods and may negatively affect our results in future periods.

In light of the continuing difficulties in the global economy, we have performed a quarterly review of our intangible long-lived assets. This review was based upon the estimated future undiscounted net cash flows for the remaining period of each license. Based upon our review, no impairment charges were deemed necessary as of December 31, 2011.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the nine-months ended December 31, 2010, we transferred $1.4 million ($0.2 million during the three-months ended December 31, 2010) of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, has been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2010.  There were no such inventory transfers during the three and nine-months ended December 31, 2011.

During the nine-months ended December 31, 2011, we launched the following fragrances:

•Jessica Simpson - I Fancy You (in June 2011)
•Vince Camuto -Vince Camuto Women (in August 2011)
•Paris Hilton - St. Moritz in the Passport Series (in September 2011)
•Rihanna - Rebelle (in December 2011)
•Marc Ecko - Marc Ecko Orange (in December 2011)

During the nine-months ended December 31, 2010, we launched the following fragrances:

•Nicole Miller - Nicole Miller (in April 2010)
•Paris Hilton - Tease (in June 2010)
•Jessica Simpson - Fancy Nights (in June 2010)
•Queen Latifah - Queen of Hearts (in July 2010)
•Paris Hilton - Paris, South Beach, Tokyo in the Passport Series (in December 2010)

Looking forward, we plan to continue to launch new brand name fragrances under our existing licenses and sublicenses during fiscal year 2013.  As noted in our discussion on sales, below, excluding GUESS? brand net sales in fiscal 2010, our net sales for the nine-months ended December 31, 2011, increased 9%, as compared to the same prior year period.

It is always difficult to predict sales levels, and is even more difficult in a challenging economic environment. We continue to take steps to control our expenses by maintaining or reducing operating expenses, where feasible.  We have returned to the basics of controlled, in-store promotional activity, and have significantly reduced the number of major new license introductions.  In late January 2011, we launched our first Rihanna brand fragrance, Reb'l Fleur, initially focusing our spending on social media initiatives and an interactive viral video. In late December 2011, we launched our second Rihanna brand fragrance, Rebelle. To further support the sales promotion of our Rihanna brand fragrances, during the nine-months ended December 31, 2011, we spent approximately $11.5 million ($5.4 million for the three-months ended December 31, 2011) on the Rihanna brand fragrances in additional advertising and promotional expense, increasing our total advertising and promotional expense to $31.2 million, as compared to $24.4 million in the same prior year period ($12.0 million for the three-months ended December 31, 2011, as compared to $10.7 million in the same prior year period). During the three and nine-months ended December 31, 2011, we generated $13.0 million and $25.3 million, respectively, in Rihanna brand fragrances gross sales in our domestic market, to our related parties, and have expanded our sales in our international markets during the three-months ended December 31, 2011, as compared to $2.4 million during the same prior year three and nine-months periods.

Results of Operations

During the nine-months ended December 31, 2011, we experienced a 7% increase in overall net sales, as compared to the nine-months ended December 31, 2010. The increase was primarily due to gross sales from our Rihanna brand fragrances, Reb'l Fleur and Rebelle (which were launched in late January and late December 2011, respectively), of approximately $25.3 million, as compared to $2.4 million during the same prior year period, partially offset by the continued negative impact of the global economic climate, which resulted in a higher returns rate than had been expected from U.S. department stores. Additionally, due to the increased returns and the increase in advertising and promotional expenses, noted above, and a $1.5 million increase in general and administrative expenses primarily due to an increase in legal and other professional fees relating to the proposed Merger, we incurred a net loss of $(2.9) million for the nine-months ended December 31, 2011, as compared to net income of $1.1 million for the same prior year period, as further discussed below. For a discussion of the results for the three-months ended December 31, 2011, as compared to the same prior year period, see below.

Our license with GUESS? expired on December 31, 2009, and was not renewed. During the nine-months ended December 31, 2010, we transferred $1.4 million ($0.2 million during the three-months ended December 31, 2010) of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, has been classified as "Sales-expired license" and "Cost of sales-expired license" in the accompanying unaudited Condensed Consolidated Statements of Operation for the three and nine-months ended December 31, 2010.  There were no such inventory transfers during the three and nine-months ended December 31, 2011. Excluding GUESS? brand net sales in the nine-months ended December 31, 2010, our net sales for the nine-months ended December 31, 2011, increased 9%, as compared to the same prior year period.

Our gross margins may not be comparable to other entities that include all of the costs related to their distribution network in costs of goods sold, since we allocate a portion of these distribution costs to costs of goods sold and include the remaining unallocated amounts as selling and distribution expenses. Selling and distribution expenses for the nine-months ended December 31, 2011 and 2010, include $2.9 million and $2.7 million, respectively, ($1.0 million and $0.6 million for the three-months ended December 31, 2011 and 2010, respectively) relating to the cost of warehouse operations not allocated to inventories and other related distribution expenses (excluding shipping expenses which are recorded as cost of goods sold). A portion of these costs is allocated to inventory in accordance with US GAAP.

Comparison of the three and nine-month periods ended December 31, 2011, with the three and nine-month periods ended December 31, 2010.

Net Sales

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Domestic sales	$10.3	$12.4	(17)%	$32.9	$29.0	14%
International sales	8.4	6.9	22%	28.2	22.2	27%
Unrelated customer sales	18.7	19.3	(3)%	61.1	51.2	19%
Related parties sales	13.2	11.9	11%	39.8	41.5	(4)%
Sales – expired license	—	0.2	(100)%	—	1.4	(100)%
Total net sales	$31.9	$31.4	2%	$100.9	$94.1	7%
———————
* % change is based on unrounded numbers

During the three-months ended December 31, 2011, net sales increased 2% to $31.9 million, as compared to $31.4 million for the same prior year period.

During the nine-months ended December 31, 2011, net sales increased 7% to $100.9 million, as compared to $94.1 million for the same prior year period.  The increase was primarily due to gross sales from our Rihanna brand fragrances, Reb'l Fleur and Rebelle, of approximately $25.3 million, offset by static sales in our other major brands and the planned phase-out of certain other brands licenses.

For the three-months ended December 31, 2011, net sales to unrelated customers, which represented 59% of our total net sales decreased 3% to $18.7 million, as compared to $19.3 million for the same prior year period. The decrease in net sales was primarily due to a decrease in sales in our domestic market. Net sales to the U.S. department store sector decreased 17% to $10.3 million for the three-months ended December 31, 2011, as compared to $12.4 million for the same prior year period, while net sales to international distributors increased 22% to $8.4 million from $6.9 million for the same prior year period. The decrease in net sales in our domestic market was primarily due to increased returns of holiday promotional gift sets and a decrease in gross sales of our Paris Hilton brand fragrances, partially offset by an increase in gross sales of our Rihanna brand fragrances and of our new Vince Camuto Women, brand fragrance. The increase in net sales to international distributors was primarily due to gross sales from our Rihanna brand fragrances, of approximately $3.7 million for the three-months ended December 31, 2011. International distributors have no rights to return merchandise.
For the nine-months ended December 31, 2011, net sales to unrelated customers, which represented 61% of our total net sales, increased 19% to $61.1 million, as compared to $51.2 million for the same prior year period. The increase was primarily due to an increase in sales in both our international and domestic markets. Net sales to the U.S. department store sector increased 14% to $32.9 million for the nine-months ended December 31, 2011, as compared to $29.0 million for the same prior year period, while net sales to international distributors increased 27% to $28.2 million from $22.2 million for the same prior year period. The increase in domestic and international net sales was primarily due to the increase in gross sales from our Rihanna and Marc Ecko brand fragrances, and from the launch in August 2011 of a new fragrance, Vince Camuto Women under our license with Vince Camuto.

For the three-months ended December 31, 2011, sales to related parties increased 11% to $13.2 million, as compared to $11.9 million for the same prior year period. The increase for the three-months ended December 31, 2011, is primarily due to an increase in gross sales to Jacavi Beauty Supply, LLC (“Jacavi”) a fragrance distributor, also classified as a related party. For the nine-months ended December 31, 2011, net sales to related parties decreased 4% to $39.8 million, as compared to $41.5 million for the same prior year period.  The decrease for the nine-months ended December 31, 2011, was primarily due to a decrease in gross sales of our Paris Hilton brand fragrances to Perfumania, Inc., a wholly-owned subsidiary of Perfumania, which resulted in gross sales of $6.7 million and $25.1 million for the three and nine-months ended December 31, 2011, as compared to $8.5 million and $30.1 million in the same prior year periods.  In addition to our sales to Perfumania, we had net sales of $3.7 million and $6.7 million for the three and nine-months ended December 31, 2011, to Jacavi, as compared to $0.7 million and $3.7 million for the three and nine-month same prior year periods.  Management confers with our related parties on a periodic basis to establish current and future sales ordering schedules.  See “Liquidity and Capital Resources” and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of related parties.

Cost of Goods Sold and Gross Margin

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Unrelated customers	$9.5	$7.8	22%	$27.6	$21.8	27%
As a % of unrelated customers net sales	51%	40%		45%	43%
Related parties	6.2	5.2	21%	19.3	19.5	(1)%
As a % of related parties net sales	47%	44%		49%	47%
Cost of sales – expired license	—	0.2	(100)%	—	1.4	(100)%
As a % of expired license net sales	—%	100%		—%	100%
Total cost of goods sold	$15.7	$13.2	20%	$46.9	$42.7	10%
As a % of net sales	49%	42%		46%	45%
Gross Margin	$16.2	$18.2	(11)%	$54.0	$51.4	5%
As a % of net sales	51%	58%		54%	55%
———————
* % change is based on unrounded numbers

Our sales to U.S. department store customers generally have a higher margin than sales to international distributors. As is common in the industry, we offer international customers more generous discounts, which are generally offset by reduced advertising expenditures for those sales, as the international distributors are responsible for advertising and all selling and operating functions in their own territories. International distributors have no rights to return merchandise.

In addition, in accordance with US GAAP, certain promotional activities, such as gifts-with-purchase, are included in our cost of goods sold.  As the timing and level of promotional activities vary based on product launches and the seasonality of major gift-giving holidays, we experience fluctuations in our cost of sales percentage and gross margins.

For the three-months ended December 31, 2011, our overall cost of goods sold increased as a percentage of net sales to 49%, as compared to 42% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 51% and 47%, respectively, for the three-months ended December 31, 2011, as compared to 40% and 44%, respectively, in the same prior year period. During the three-months ended December 31, 2011, the cost of sales to unrelated customers increased as a result of an increase in the percentage of promotional gift set sales (which generate lower margins) to U.S. department stores during the holiday season, and increased sales to international distributors, which generally have lower margins. During the three-months ended December 31, 2011, cost of goods sold to related parties increased as compared to the same prior year period, primarily due to an increase in sales of promotional sets and of certain slower-moving inventory at discounted rates, which provide a lower margin.

For the nine-months ended December 31, 2011, our overall cost of goods sold increased as a percentage of net sales to 46%, as compared to 45% for the same prior year period. Cost of goods sold as a percentage of net sales to unrelated customers and related parties was 45% and 49%, respectively, for the nine-months ended December 31, 2011, as compared to 43% and 47%, respectively, in the same prior year period. During the nine-months ended December 31, 2011, the cost of goods sold to unrelated customers increased due to an increase of gifts-with-purchase of approximately $1.3 million, as compared to the same prior year period, coupled with a greater increase in international sales, which sales provide a lower margin. The gifts-with-purchase are used as enticements to promote the sales of our fragrance brands. The current period increase in shipments of gifts-with-purchases was in anticipation of the continued roll-out of our Rihanna brand fragrances, Reb'l Fleur and Rebelle, as well as support for our other products in preparation for the holiday season. During the nine-months ended December 31, 2011, cost of goods sold to related parties increased slightly primarily due to our overall product mix.

For the three-months ended December 31, 2011, our gross margin decreased 11% to $16.2 million from $18.2 million for the same prior year period, decreasing as a percentage of net sales to 51% from 58%. For the nine-months ended December 31, 2011, our gross margin increased 5% to $54.0 million from $51.4 million for the same prior year period, decreasing as a percentage of net sales to 54% from 55%.  The decrease during the three and nine-months ended December 31, 2011, as compared to the same prior year periods, was primarily the result of the increase in cost of goods sold discussed above, and higher returns than anticipated from U.S. department stores.

Total Operating Expenses

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Advertising and promotional	$12.0	$10.7	13%	$31.2	$24.4	28%
As a % of net sales	38%	34%		31%	26%
Selling and distribution	3.1	2.8	11%	9.5	9.1	4%
As a % of net sales	10%	9%		9%	10%
Royalties	2.9	2.6	12%	8.3	8.1	3%
As a % of net sales	9%	8%		8%	9%
General and administrative	3.0	1.9	59%	7.6	6.0	27%
As a % of net sales	9%	6%		8%	6%
Depreciation and amortization	0.4	0.5	(23)%	1.5	1.7	(10)%
As a % of net sales	1%	2%		2%	2%
Total operating expenses	$21.4	$18.5	16%	$58.1	$49.3	18%
As a % of net sales	67%	59%		58%	52%
———————
* % change is based on unrounded numbers

During the three-months ended December 31, 2011, total operating expenses increased 16% to $21.4 million from $18.5 million in the same prior year period, increasing as a percentage of net sales to 67% from 59%. During the nine-months ended December 31, 2011, total operating expenses increased 18% to $58.1 million from $49.3 million in the same prior year period, increasing as a percentage of net sales to 58% from 52%.  However, during the three and nine-months ended December 31, 2011, we incurred $1.0 million and $1.5 million, respectively, in onetime expenses relating to the proposed Merger. Therefore, certain individual components of our operating expenses discussed below experienced more significant changes than others.

Advertising and Promotional Expenses

For the three-months ended December 31, 2011, advertising and promotional expenses increased 13% to $12.0 million, as compared to $10.7 million for the same prior year period, increasing as a percentage of net sales to 38% from 34%. For the nine-months ended December 31, 2011, advertising and promotional expenses increased 28% to $31.2 million, as compared to $24.4 million for the same prior year period, increasing as a percentage of net sales to 31% from 26%.  The increase in advertising and promotional expense for the three and nine-months ended December 31, 2011, was primarily due to a targeted increase of approximately $5.4 million and $11.5 million, respectively, in advertising and promotional activities to further support the sales promotion of our Rihanna brand fragrances, Reb'l Fleur and Rebelle. During the same prior year periods, we had targeted reductions in advertising and promotional costs and in-store representatives.

Selling and Distribution Costs

For the three-months ended December 31, 2011, selling and distribution costs increased 11% to $3.1 million, as compared to $2.8 million for the same prior year period, increasing as a percentage of sales to 10% from 9%. For the nine-months ended December 31, 2011, selling and distribution costs increased 4% to $9.5 million, as compared to $9.1 million for the same prior year period, decreasing as a percentage of net sales to 9% from 10%. For the three and nine-months ended December 31, 2011, the increase in selling and distribution costs was primarily due to an increase in sales travel-related expenses in both our domestic and international markets in connection with new product launches.   During the same prior year periods, we had a decrease in sales personnel and the related benefits and insurance expenses in our domestic market.

Royalties

For the three-months ended December 31, 2011, royalties increased 12% to $2.9 million, as compared to $2.6 million for the same prior year period, increasing as a percentage of net sales to 9% from 8%. For the nine-months ended December 31, 2011, royalties increased 3% to $8.3 million, as compared to $8.1 million for the same prior year period, decreasing as a percentage of net sales to 8% from 9%. For the three and nine-months ended December 31, 2011, the increase in royalties, was primarily due to higher sales for certain brands, which resulted in contractual minimum royalty requirements being achieved, coupled with certain minimum payment requirements under contractual obligations.   During the same prior year periods, the assignment of the worldwide exclusive licensing rights for the production and distribution of Paris Hilton sunglasses and the sublicensed international rights for the handbags continued to absorb a portion of the minimum royalty. We generated no sublicensing revenue in the three and nine-months ended December 31, 2011, as compared to $0.1 million and $0.3 million, respectively, for the same prior year periods, which has been recorded as a reduction in royalty expense.

General and Administrative Expenses

For the three-months ended December 31, 2011, general and administrative expenses increased 59% to $3.0 million, as compared to $1.9 million for the same prior year period, increasing as a percentage of net sales to 9% from 6%. For the nine-months ended December 31, 2011, general and administrative expenses increased 27% to $7.6 million, as compared to $6.0 million for the same prior year period, increasing as a percentage of net sales to 8% from 6%.  The increase in general and administrative expenses for the three and nine-months ended December 31, 2011, was primarily due to onetime expenses of $1.0 million and $1.5 million, respectively, resulting from an increase in legal and other professional fees relating to the proposed Merger. In the same prior year periods, there was a decrease in personnel and the related benefits and insurance expenses.

Depreciation and Amortization

For the three-months ended December 31, 2011, depreciation and amortization decreased 23% to $0.4 million, as compared to $0.5 million for the same prior year period, decreasing as a percentage of net sales to 1% from 2%. For the nine-months ended December 31, 2011, depreciation and amortization decreased 10% to $1.5 million, as compared to $1.7 million for the same prior year period, remaining constant as a percentage of net sales at 2%. The decrease for the three and nine-months ended December 31, 2011, relates to lower amortization expense of molds and tooling, partially offset by an increase in intangible assets amortization resulting from the amortization of our Rihanna intangible asset (see Note E to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion), as compared to the same prior year period. On June 30, 2010, our XOXO license expired and was not renewed, and the fully amortized intangible asset was written-off.

Operating (Loss) Income

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
Operating (loss) income	$(5.2)	$(0.3)	(2,033)%	$(4.1)	$2.1	(296)%
As a % of net sales	(16)%	1%		(4)%	2%
Net interest (expense and bank charges)/income	(0.2)	(0.2)	7%	(0.6)	(0.4)	(44)%
As a % of net sales	(1)%	(1)%		(1)%	—%
Foreign exchange gain	—	0.1	N/A	—	—	N/A
As a % of net sales	—%	—%		—%	—%
(Loss) income before income taxes	$(5.4)	$(0.4)	(1,128)%	$(4.7)	$1.7	(375)%
As a % of net sales	(17)%	(1)%		(5)%	2%
———————
* % change is based on unrounded numbers

As a result of the factors discussed above, we incurred an operating loss of $(5.2) million and $(4.1) million for the three and nine-months ended December 31, 2011, as compared to an operating loss of $(0.3) million and operating income of $2.1 million, respectively, in the same prior year periods.

Net Interest Expense/Income

Net interest expense and bank charges were $0.2 million and $0.6 million for the three and nine-months ended December 31, 2011, as compared to $0.2 million and $0.4 million, respectively, for the same prior year periods.  During the three and nine-months ended December 31, 2011 and 2010, we incurred loan monitoring and unused commitment fees relating to our credit facility with General Electric Capital Corporation ("GE Capital"), which are being amortized to expense over the life of the credit facility.  The credit facility with GE Capital was executed on June 25, 2010 (see Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

(Loss) Income Before Income Taxes, Taxes, and Net Income

	Three Months Ended December 31,			For the Nine Months Ended December 31,
	2011	2010	% Change*	2011	2010	% Change*
(in millions)
(Loss) income before income taxes	$(5.4)	$(0.4)	(1,128)%	$(4.7)	$1.7	(375)%
As a % of net sales	(17)%	(1)%		(5)%	2%
Income tax (benefit) provision	(2.0)	(0.1)	1,128%	(1.8)	0.6	375%
As a % of net sales	6%	1%		2%	(1)%
Net (loss) income	$(3.4)	$(0.3)	(1,128)%	$(2.9)	$1.1	(375)%
As a % of net sales	(11)%	(1)%		(3)%	1%
———————
* % change is based on unrounded numbers

For the three and nine-months ended December 31, 2011, our loss before income taxes was $(5.4) million and $(4.7) million, respectively, as compared to a loss before income taxes of $(0.4) million and an income before income taxes of $1.7 million, respectively, for the same prior year periods. Our tax benefit/provision reflects an estimated effective tax rate of 38%. Actual tax benefit realized or provision incurred may be greater or less than amounts recorded, and such differences may be material (see Note J to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion).

As a result, we incurred a net loss of $(3.4) million and $(2.9) million, respectively, for the three and nine-months ended December 31, 2011, as compared to incurring a net loss of $(0.3) million and earning net income of $1.1 million, respectively, in the same prior year periods.

Liquidity and Capital Resources

Working capital was $91.8 million at December 31, 2011, as compared to $93.0 million at March 31, 2011, primarily due to the net loss during the nine-months ended December 31, 2011.

Cash Flows

Cash and cash equivalents increased by $2.5 million during the nine-months ended December 31, 2011, and increased by $2.7 million during the nine-months ended December 31, 2010.

Cash Flows from Operating Activities

During the nine-months ended December 31, 2011, net cash provided by operating activities was $2.8 million, as compared to $3.2 million during the same prior year period. The current year activity reflects an increase in inventories and accounts payable resulting from the preparation for our new product launches. The prior year activity reflects an increase in trade receivables from both related and unrelated parties primarily due to the timing of holiday sales during the period, partially offset by a decrease in income tax receivable resulting from tax refunds of $7.2 million received relating to March 31, 2010, federal and state income tax returns.

Cash Flows from Investing Activities

During the nine-months ended December 31, 2011, net cash used in investing activities was $0.4 million, as compared to $0.6 million during the same prior year period. The current year activities consist mainly of the purchases of molds and tooling, and warehouse and computer equipment, while the prior year activities consist mainly of the purchase of certain molds and tooling relating to the launches of our new brand fragrances.

Cash Flows from Financing Activities

During the nine-months ended December 31, 2011, net cash provided by financing activities was $0.1 million, as compared to $0.1 million during the same prior year period. The current year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options, while the prior year activity reflects proceeds of $0.1 million from the issuance of common stock resulting from the exercise of stock options, and from the sale of common stock, by a major former stockholder, remitted to the Company as a recovery of short-swing profits recognized from the purchase and sales of our common stock.

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

Our Ratios and Other Matters

As of December 31, 2011, and 2010, our ratios of the number of days sales in trade receivables and number of days cost of sales in inventory, on an annualized basis, were as follows:

	December 31,
	2011	2010
Trade receivables - Unrelated (1) (3)	86	83
Trade receivables - Related parties (2)	93	102
Inventories (3)(4)	268	274
———————

(1)
Calculated on gross trade receivables based on the number of days sales in trade receivables excluding allowances for doubtful accounts, sales returns and advertising allowances of $7.9 million and $6.8 million in the 2011 and 2010, nine-month periods, respectively.

(2)	Based upon the seasonal nature of our sales to Perfumania, the calculation of number of days sales in trade receivables is based on the actual agings as of December 31, 2011, and 2010, respectively.

(3)	The calculation excludes the transition of the remaining GUESS? brand inventory and the trade receivables of its new fragrance licensee as of December 31, 2010.

(4)	The calculation is based upon ending inventories divided by the average daily cost of goods sold as calculated on a rolling twelve months' average.

During the nine-months ended December 31, 2011, the increase in the number of days sales in trade receivables for unrelated customers, as compared to the same prior year period, was primarily attributable to certain new product shipments to domestic customers occurring later in the quarter including the roll-out of Rihanna's new brand fragrance, Rebelle, in December 2011. Management closely monitors the Company’s activities with all customers, however, if one or more of our major customers were to default on their payables to the Company, it may have a material adverse effect on our overall sales and liquidity.

The number of days sales in trade receivables from Perfumania for the nine-months ended December 31, 2011, has decreased to 93 days, as compared to 102 days in the same prior year period. Perfumania's trade receivables generally exceed those of unrelated customers, primarily due to Perfumania’s seasonal cash flows.

We had net sales to Perfumania of $33.0 million and $37.9 million during the nine-months ended December 31, 2011 and 2010, respectively ($9.5 million and $11.2 million during the three-months ended December 31, 2011 and 2010, respectively).  See Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

 Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our overall net sales.  Perfumania’s inability to pay its account balance due to us at a time when it has a substantial unpaid balance could have a material adverse effect on our financial condition, results of operations, and liquidity. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania’s management in order to review their anticipated payments for each quarter.  Net trade accounts receivable owed by Perfumania to the Company totaled $10.6 million at December 31, 2011, and $12.7 million at March 31, 2011.  Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by our Board of Directors.  No allowance for credit loss has been recorded as of December 31, 2011.  Management continues to closely monitor all developments with respect to its extension of credit to Perfumania.

In connection with the Merger Agreement, Parlux and Perfumania have agreed on a schedule that specifies the maximum monthly balances of payables that Perfumania is permitted to owe Parlux in the months leading up to a closing of the Merger.

In addition to our sales to Perfumania, we had net sales to Jacavi of $6.7 million and $3.7 million during the nine-months ended December 31, 2011 and 2010, respectively ($3.7 million and $0.7 million during the three-months ended December 31, 2011 and 2010, respectively).  Sales to Jacavi are recorded as related party sales, as Jacavi’s managing member is Rene Garcia.  Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2011, and is one of the principals of Artistic Brands Development, LLC (“Artistic Brands”) (see Notes E and G

to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Artistic Brands). Net trade accounts receivable owed by Jacavi to the Company totaled $1.7 million at December 31, 2011, and $0 at March 31, 2011. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia, the Garcia Group, acquired 2,718,728 shares of our common stock and filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of our outstanding shares as of June 14, 2010 (equivalent to 14.4% as of December 31, 2011), excluding warrants owned by the Garcia Group. See Notes E and G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial share ownership included in the updated joint filing.

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

During the nine-months ended December 31, 2011, the number of days sales in inventory decreased to 268 days from 274 days.  This analysis compares the ending inventory value to an estimated average daily cost of goods sold as calculated on a rolling twelve months' average.  Although our inventory levels increased due to the production of our new Rihanna fragrance, Rebelle, the prior year's calculation was adjusted for the effect of the GUESS? license expiration, which resulted in an increase in the number of days in inventory in the prior year period.   Inventory balances, as well as the number of days sales in inventory, are generally higher during our first and second quarters due to increased production in anticipation of the upcoming holiday gift-giving season.  We anticipate that, as new licenses are signed, and new products are launched, our inventory levels will increase in relation to anticipated sales for our existing products, as well as any new products. We believe that the carrying value of our inventory at December 31, 2011, based on current conditions, is stated at the lower of cost or market and based upon projected sales, we also believe that all inventory will be utilized within the next twelve months.

Share Repurchases

Under our stock buy-back program authorized by our Board, we did not repurchase any shares of our common stock during the nine-months ended December 31, 2011 and 2010, or during the year ended March 31, 2011.  As of December 31, 2011, we had 628,400 authorized shares remaining for repurchase under our stock buy-back program, subject to certain limitations. Our Loan Agreement restricts the ability of our subsidiaries to make distributions to us for the purpose of repurchasing our common stock, subject to certain exceptions. In addition, under the terms of the Merger Agreement, we agreed not to repurchase any shares of our common stock except pursuant to our stock options and warrants.

Our Debt

On June 25, 2010, we entered into a Loan Agreement with GE Capital. Pursuant to our Loan Agreement, we have a revolving credit facility that provides a credit line of up to $20.0 million. The term of the revolving credit facility under the Loan Agreement is two years. During the nine-months ended December 31, 2011 and 2010, we amortized $0.3 million and $0.2 million, respectively, of the deferred loan fees and incurred $0.3 million and $0.2 million, respectively, in loan monitoring and unused commitment fees (during the three-months ended December 31, 2011 and 2010, we amortized $0.1 million in each quarter, respectively, of the deferred loan fees and incurred $0.1 million in each quarter, respectively, in loan monitoring and unused commitment fees).

As of December 31, 2011, we met the minimum liquidity requirements under the Loan Agreement. See Note F to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion.

For a more detailed description of the terms of this Loan Agreement, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Our Debt” on pages 38-41 of our Annual Report on Form 10-K for the year ended March 31, 2011.

As of December 31, 2011, no amounts have been borrowed under the Loan Agreement and our availability under the Loan Agreement was $9.7 million.

Pursuant to the terms of the Merger Agreement, we may not incur any indebtedness, including, making borrowings, except for short-term borrowings other than through the Loan Agreement not to exceed $1.0 million; provided that we can borrow under the Loan Agreement if and to the extent Perfumania is not current with payments under a schedule that specifies the maximum monthly balances of payables that Perfumania is permitted to owe Parlux in the months leading up to a closing of the Merger.

During June 2011, we entered into an agreement with International Business Machines ("IBM") for computer equipment in the amount of $0.1 million which has been classified as a capital lease. We have an option to purchase the computer equipment at the end of the lease term for one dollar.

We believe that funds from operations will be sufficient to meet our current operating and seasonal needs through fiscal year 2012. In addition, the revolving credit facility will provide us the ability to maintain liquidity.  However, if we were to expand operations through acquisitions, new licensing arrangements or both, we may need to obtain additional financing consistent with the terms of the Merger Agreement. There can be no assurances that we could obtain additional financing or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the quarter ended December 31, 2011, there have been no material changes in the information about our market risks, as set forth in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2011.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011, except as follows:

We may not realize the benefits of integrating our companies.

To be successful after the Merger, Perfumania will need to combine and integrate the operations of Parlux and Perfumania into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. Perfumania could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If Perfumania cannot integrate the Parlux and Perfumania businesses successfully, it may fail to realize the expected benefits of the Merger.

Business uncertainties and contractual restrictions while the Merger is pending may have an adverse effect on Parlux or Perfumania.

Uncertainty about the effect of the Merger on employees, suppliers, partners, regulators, potential licensors, and customers may have an adverse effect on Parlux or Perfumania. These uncertainties may impair Parlux' ability to attract, retain and motivate key personnel until the merger is consummated and could cause suppliers, customers and others that deal with Parlux to defer purchases or other decisions concerning Parlux or seek to change existing business relationships with Parlux. In addition, the Merger Agreement restricts both Parlux and Perfumania from making certain acquisitions and taking other specified actions without the other's approval. These restrictions could prevent either party from pursuing attractive business opportunities that may arise before the completion of the Merger.

Failure to complete the Merger or delays in completing the Merger could negatively affect Parlux' and Perfumania's stock prices and future businesses and operations.

If the merger is not completed for any reason, Parlux and Perfumania may be subject to a number of risks, including the following:

•	the separate companies will not realize the benefits expected from the Merger, including a potentially enhanced financial and competitive position;

•
the current market price of Parlux common stock or Perfumania common stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception by the stock market of either company or both generally and a resulting decline in the market price of its or their common stock;

•
certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed, and Parlux or Perfumania may be required to pay substantial fees to the other party if the Merger Agreement is terminated under specified circumstances; and

•
there may be substantial disruption to each of Parlux' and Perfumania's business and distraction of each company's management and employees from day-to-day operations because matters related to the Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to Parlux or Perfumania, as applicable.

Delays in completing the Merger could exacerbate uncertainties concerning the effect of the Merger, which may have an adverse effect on the business following the merger and could defer or detract from the realization of the benefits expected to result from the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit #	Description
2.1
Agreement and Plan of Merger, dated as of December 23, 2011, among Parlux Fragrances, Inc., Perfumania Holdings, Inc. and PFI Merger Corp. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)

4.1	Amendment to Warrant Certificates dated December 23, 2011
10.1
Voting Agreement, dated December 23, 2011, by and among Glenn Nussdorf, Stephen Nussdorf, Arlene Nussdorf, and Parlux Fragrances, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)

10.2	Parlux Fragrances, Inc. Severance Policy, dated December 21, 2011(incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)
10.3	Amendment to Letter Agreement, dated December 23, 2011, among Artistic Brands Development, LLC, Rene Garcia and Parlux Fragrances, Inc.
10.4	Letter Agreement, dated December 23, 2011, among Parlux Fragrances, Inc., Artistic Brands Development, LLC, Rene Garcia and Perfumania Holdings, Inc.
10.5	Amendment, dated January 25, 2012, to Voting Agreement, dated December 23, 2011, by and among Glenn Nussdorf, Ruth Nussdorf and Perfumania Holdings, Inc.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share data)

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,987	$20,511
Trade receivables, net of allowance for doubtful accounts, sales returns and advertising allowances of approximately $7,916 and $3,908, respectively	11,188	12,050
Trade receivables from related parties	12,314	12,708
Income tax receivable	323	122
Inventories	43,391	37,373
Prepaid promotional expenses, net	7,001	7,519
Prepaid expenses and other current assets, net	5,582	8,251
Deferred tax assets, net	7,378	5,460
TOTAL CURRENT ASSETS	110,164	103,994
Equipment and leasehold improvements, net	1,292	1,844
Trademarks and licenses, net	3,747	4,195
Deferred tax assets, net	687	687
Other	1,742	1,986
TOTAL ASSETS	$117,632	$112,706
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings, current portion	$37	$—
Accounts payable	15,862	8,637
Accrued expenses and income taxes payable	2,437	2,338
TOTAL CURRENT LIABILITIES	18,336	10,975
Borrowings, less current portion	59	—
TOTAL LIABILITIES	18,395	10,975
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, and 30,438,339 and 30,397,789 shares issued at December 31, 2011 and March 31, 2011, respectively	304	304
Additional paid-in capital	107,046	106,629
Retained earnings	27,160	30,071
	134,510	137,004
Less 9,668,977 shares of common stock in treasury, at cost, at December 31, 2011 and March 31, 2011	(35,273)	(35,273)
TOTAL STOCKHOLDERS' EQUITY	99,237	101,731
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,632	$112,706

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales:
Unrelated customers, including licensing fees of $19 and $56 for the three and nine-months ended December 31, 2011 and 2010, respectively	$18,754	$19,336	$61,134	$51,159
Related parties	13,207	11,864	39,763	41,508
Sales – expired license	—	197	—	1,423
	31,961	31,397	100,897	94,090
Cost of goods sold:
Unrelated customers	9,480	7,795	27,616	21,785
Related parties	6,255	5,171	19,290	19,495
Cost of sales – expired license	—	197	—	1,422
	15,735	13,163	46,906	42,702
Gross margin	16,226	18,234	53,991	51,388
Operating expenses:
Advertising and promotional	11,993	10,642	31,213	24,419
Selling and distribution	3,122	2,816	9,473	9,125
Royalties	2,912	2,591	8,256	8,041
General and administrative, including share-based compensation expense of $155 and $346 for the three and nine-months ended December 31, 2011, respectively, and $119 and $284 for the three and nine-months ended December 31, 2010, respectively	3,028	1,906	7,630	5,992
Depreciation and amortization	401	524	1,536	1,706
Total operating expenses	21,456	18,479	58,108	49,283
Operating (loss) income	(5,230)	(245)	(4,117)	2,105
Other income (expense):
Interest income	20	4	41	13
Interest expense and bank charges	(204)	(201)	(616)	(413)
Foreign exchange (loss) gain	(4)	1	(3)	1
(Loss) income before income taxes	(5,418)	(441)	(4,695)	1,706
Income tax (benefit) provision	(2,059)	(168)	(1,784)	648
Net (loss) income	$(3,359)	$(273)	$(2,911)	$1,058
(Loss) income per common share:
Basic	$(0.16)	$(0.01)	$(0.14)	$0.05
Diluted	$(0.16)	$(0.01)	$(0.14)	$0.05
Weighted average number of shares outstanding:
Basic	20,769,362	20,496,334	20,761,811	20,487,316
Diluted	20,769,362	20,496,334	20,761,811	20,574,513

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE-MONTHS ENDED DECEMBER 31, 2011
(In thousands, except number of shares)
(UNAUDITED)

	Common Stock				Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Number of Shares	Cost	Total
BALANCE at March 31, 2011	30,397,789	$304	$106,629	$30,071	9,668,977	$(35,273)	$101,731
Net loss	—	—	—	(2,911)	—	—	(2,911)
Excess tax deficiency	—	—	(14)	—	—	—	(14)
Issuance of common stock upon exercise of warrants and stock options	40,550	—	85	—	—	—	85
Share-based compensation from option grants	—	—	346	—	—	—	346
BALANCE at December 31, 2011	30,438,339	$304	$107,046	$27,160	9,668,977	$(35,273)	$99,237

See notes to condensed consolidated financial statements.

PARLUX FRAGRANCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,911)	$1,058
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	346	284
Loss on disposal of fixed assets	6	—
Depreciation and amortization	1,536	1,706
(Recovery) provision for doubtful accounts	(38)	192
Deferred income tax (benefit) provision	(1,932)	720
Write-downs of inventories and prepaid promotional supplies	2,743	801
Changes in assets and liabilities:
Decrease (increase) in trade receivables - customers	900	(5,583)
Decrease (increase) in trade receivables - related parties	394	(3,571)
Decrease in income tax receivable	(201)	7,001
(Increase) decrease in inventories	(7,718)	2,658
(Increase) decrease in prepaid promotional expenses	(525)	484
Decrease in prepaid expenses and other current assets	2,669	1,568
Decrease (increase) in other non-current assets	244	(9)
Increase (decrease) in accounts payable	7,225	(2,461)
Increase (decrease) in accrued expenses and income taxes payable	99	(1,613)
Total adjustments	5,748	2,177
Net cash provided by operating activities	2,837	3,235
Cash flows from investing activities:
Purchases of equipment and leasehold improvements, net	(377)	(591)
Purchases of trademarks	(52)	(42)
Net cash used in investing activities	(429)	(633)
Cash flows from financing activities:
Repayments of capital leases	(17)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	85	69
Recovery of profits under Section 16(b) on the sale of common stock	—	53
Net cash provided by financing activities	68	122
Net increase in cash and cash equivalents	2,476	2,724
Cash and cash equivalents, beginning of period	20,511	17,579
Cash and cash equivalents, end of period	$22,987	$20,303

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

Effective December 19, 2011, the Company liquidated its wholly-owned subsidiary, Parlux, S.A. The Company is in the process of establishing a new wholly-owned subsidiary, Parlux SARL, a French company. The liquidation of Parlux, S.A. did not have a material effect on the Company's accompanying unaudited Condensed Consolidated Financial Statements.

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

On December 23, 2011, the Company and Perfumania, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Parlux, Perfumania, and PFI Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Perfumania (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Parlux with Parlux as the surviving company (the “Merger”).  The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Parlux common stock (other than shares held by Perfumania and its affiliates) will be canceled and automatically converted into the right to receive either (i) $4.00 in cash plus 0.20 shares of Perfumania common stock (the “Mixed Consideration”) or (ii) 0.533333 shares of validly issued, fully paid and non-assessable shares of Perfumania common stock (“Stock Consideration”). Parlux stockholders may elect whether they would prefer to receive Mixed Consideration or Stock Consideration, however, the maximum amount of cash that will be paid is $61,895 and the maximum amount of Perfumania common stock that will be issued is 5,919,052 shares, which amounts are subject to adjustment in certain circumstances provided in the Merger Agreement, including to reflect any issuance of Parlux shares due to the exercise of options, to adjust the maximum cash consideration for each share of Parlux stock as to which appraisal rights have been exercised, and for any shortfall of Parlux cash or cash equivalents at the Effective Time below a target amount calculated as provided in the Merger Agreement.   As described under “Voting Agreements” below, certain stockholders of Parlux have agreed to elect to receive the Stock Consideration.

At the Effective Time, each option to purchase a share of Parlux common stock that is then outstanding will be assumed by Perfumania and converted into the right to purchase shares of Perfumania common stock with corresponding adjustments to the number of shares and the exercise price based upon the Stock Consideration exchange ratio, but otherwise will remain unchanged except that vesting of the options will be accelerated by one year and such options will vest upon termination of the option holder's employment within the twelve months following the Effective Time.

Each warrant to purchase Parlux common stock held by Glenn Gopman, a member of Parlux' Board of Directors, that is unexercised at the Effective Time will be automatically converted into a warrant to purchase a number of shares of Perfumania common stock equal to the product (rounded down to the nearest whole share) of (x) the number of shares of Parlux common stock subject to such warrant and (y) 0.533333, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price of such warrant divided by (2) 0.533333.

Consummation of the Merger is subject to customary conditions, including, among others, (i) the approval of the Merger Agreement by the stockholders of Parlux, (ii) the approval by the stockholders of Perfumania of an increase in Perfumania's authorized common stock and of the issuance of shares of Perfumania's common stock pursuant to the Merger and the Merger Agreement, (iii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) an increase in the size of the Perfumania Board of Directors to accommodate the appointment of all members of the Parlux Board to the Perfumania Board of Directors, (v) no event having occurred that would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Parlux or Perfumania and (vi) Parlux stockholders shall have exercised their appraisal rights in connection with the Merger for no more than 7.5% of Parlux' common stock.

See Part 1, Item 2 and Note G to the accompanying unaudited Condensed Consolidated Financial Statements for further discussion of our relationship with Perfumania.

B.	Share-Based Compensation, Stock Options and Other Plans

2007 Plan

The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of equity-based awards to employees, officers, directors, consultants and/or independent contractors of the Company. A maximum of 1,500,000 shares of common stock may be issued pursuant to awards under the 2007 Plan. As of December 31, 2011, options to acquire 1,121,800 shares of the Company’s common stock have been granted (including options to acquire 50,000 shares of common stock granted during May 2011, 25,000 shares of common stock granted during August 2011 and 60,000 shares of common stock granted during November 2011, as noted below).

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

On November 2, 2011, the Company granted options under the 2007 Plan to acquire 60,000 shares of its common stock (15,000 each, which vested on the grant date) to its four non-employee directors, to acquire common stock during a five-

year period at $3.40 per share, the closing price of the stock on November 2, 2011.  The fair value of the options was determined to be $115, which was expensed as share-based compensation during the quarter ended December 31, 2011.

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	4
Expected volatility	75%
Risk-free interest rate	1.8%
Dividend yield	—%

Employee Plans and Warrants

Additionally, the Company had two stock option plans which provided for equity-based awards to its employees other than its directors and officers (collectively, the "Employee Plans"). Under the Employee Plans, the Company reserved 1,000,000 shares of common stock; options to acquire 470,774 shares of its common stock were granted of which 369,774 were exercised. All stock options had an exercise price that was equal to the market value of the Company's stock on the date the options were granted. The term of the stock option awards is five years from the date of grant. In addition, the Company had previously issued 3,440,000 warrants to certain officers, employees, consultants and directors (10,000 of which are outstanding at December 31, 2011), all of which were granted at or in excess of the market value of the underlying shares at the date of grant, and are exercisable for a ten-year period.  No further equity-based awards are allowed under these plans.

On April 7, 2009, the Company granted warrants, in connection with the sublicenses for Rihanna and Kanye West, to Artistic Brands Development, LLC (“Artistic Brands”) (a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals) and the celebrities and their respective affiliates, for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share.  On December 18, 2009, the Company’s stockholders approved an amendment to the Company's certificate of incorporation to increase the total number of shares of common stock that the Company is authorized to issue from 30,000,000 to 40,000,000 shares and the issuance of warrants to purchase an aggregate of up to an additional 8,000,000 shares of its common stock at an exercise price of $5.00 per share in connection with the Artistic Brands licenses. On December 18, 2009, the Company granted additional warrants in connection with the two sublicenses (as noted above), upon stockholder’s approval, for the purchase of 2,000,000 shares of the Company’s common stock at a purchase price of $5.00 per share, pursuant to the agreement, dated April 3, 2009, described below. The warrants, which were granted at an exercise price in excess of the market value of the underlying shares at the grant date, vest over four years, and are exercisable for an eight-year period (see Note E for further discussion). The fair value of the warrants was determined to be $3,554 ($1,282 for the warrants issued on April 7, 2009, and $2,272 for the warrants issued December 18, 2009), which is included in additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011, and March 31, 2011. The licenses are recorded at the fair value of the warrants and are included in trademarks and licenses, net in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited), and March 31, 2011.

The fair value of these warrants at the date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions.

Expected life (years)	6
Expected volatility	77%-82%
Risk-free interest rate	2%
Dividend yield	—%

Option and Warranty Activity

The expected life of all of the various options and warrants represented the estimated period of time until exercise based on historical experience of similar awards, giving consideration to the remaining contractual terms and expectations of future options/warrant holder’s behavior. The expected volatility was estimated using the historical volatility of the Company's stock, which management believes is the best indicator at this time. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future. When estimating forfeitures, the Company considers an analysis of actual employee option forfeitures, as well as management judgment. The employee forfeiture rate used when calculating the value of stock options granted for the nine-months ended December 31, 2011 and 2010, was approximately 5% and 6%, respectively.

Share-based compensation included in general and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine-months ended December 31, 2011 and 2010, was $346 and $284, respectively ($155 and $119 for the three-months ended December 31, 2011 and 2010, respectively).

The following table summarizes the stock option and warrant activity during the nine-months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2011	7,106,625	$4.68	5.87	$341
Granted	135,000	3.23	4.77	—
Exercised	(40,550)	2.10	3.37	43
Forfeited	(9,300)	1.90	3.53	—
Outstanding as of December 31, 2011	7,191,775	$4.67	5.12	$1,571
Exercisable as of December 31, 2011	3,979,585	$4.58	4.81	$1,571

Proceeds relating to the exercise of all options and warrants during the nine-months ended December 31, 2011 and 2010, were $85 and $69, respectively.

The following table summarizes information about the options and warrants outstanding at December 31, 2011, of which 3,979,585 are exercisable:

	Options and Warrants Outstanding
Range of Exercise Prices	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
$0.82	15,000	$0.82	2.50	$64
$1.74 - $1.84	331,800	$1.77	3.13	463
$2.18 - $2.99	272,725	$2.47	3.02	692
$3.15 - $4.60	569,750	$4.06	1.66	352
$5.00 - $5.55	6,002,500	$5.00	5.67	—
	7,191,775	$4.67	5.12	$1,571

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

D.	Inventories

The components of inventories are as follows:

	December 31, 2011	March 31, 2011
Finished products	$25,009	$21,171
Components and packaging material	15,215	14,051
Raw material	3,167	2,151
	$43,391	$37,373

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventories includes product costs, inbound freight and handling charges, including an allocation of the Company’s applicable overhead in an amount of $3,772 and $3,799 at December 31, 2011, and March 31, 2011, respectively.

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
Inventories and write-downs, by major categories, as of December 31, 2011, and March 31, 2011, are as follows:

	December 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$25,799	$16,052	$3,240	$45,091
Less write-downs	790	837	73	1,700
Net inventories	$25,009	$15,215	$3,167	$43,391

	March 31, 2011
	Finished Goods	Components and Packaging Material	Raw Material	Total
Inventories	$21,441	$14,504	$2,204	$38,149
Less write-downs	270	453	53	776
Net inventories	$21,171	$14,051	$2,151	$37,373

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

As of December 31, 2011, and March 31, 2011, of our total inventories of $45,091 and $38,149, respectively, management determined that approximately $7,103 and $5,899, respectively, of the finished goods inventory was either selling slower than anticipated or showed signs of deterioration. This inventory was written-down by $790 at December 31, 2011, and $270 at March 31, 2011, respectively.  Components and packaging materials are reviewed in light of estimated future sales for finished goods or damages sustained during the production of finished goods. As of December 31, 2011, and March 31, 2011, approximately $3,450 and $1,699, respectively, were identified as problematic and the inventory was written-down by $837 and $453, respectively. Raw materials are usually scrapped due to spoilage or stability issues. As of December 31, 2011, and March 31, 2011, approximately $107 and $53, respectively, were identified as problematic and the inventory was written-down by $73 and $53, respectively.

The Company’s license with GUESS? expired on December 31, 2009, and was not renewed.  During the nine-months ended December 31, 2010, the Company transferred $1,423 ($197 during the three-months ended December 31, 2010), of GUESS? brand inventory to GUESS? and/or its new fragrance licensee at its March 31, 2010, net carrying value. This transfer of inventory, along with the cost of sales for the brand, has been classified as “Sales-expired license” and “Cost of sales-expired license” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine-months ended December 31, 2010. There were no such inventory transfers during the three and nine-months ended December 31, 2011.

E.	Trademarks and Licenses

Trademarks and licenses are attributable to the following brands:

	December 31, 2011	March 31, 2011	Estimated Life (in years)
Fred Hayman Beverly Hills (“FHBH”)	$2,820	$2,820	10
Paris Hilton	995	942	5
Rihanna	1,778	1,778	5
Kanye West	1,777	1,777	5
Other	217	217	5-25
	7,587	7,534
Less accumulated amortization	(3,840)	(3,339)
	$3,747	$4,195

On June 30, 2010, the Company’s XOXO license expired and was not renewed. The XOXO intangible asset was fully amortized and written-off on June 30, 2010.

The Company performs a review of its trademark and license intangible assets on a quarterly basis.  As a result, the Company determined that there were no impairments of intangible assets during the nine-months ended December 31, 2011.

On April 3, 2009, the Company entered into an agreement (the “Agreement”) with Artistic Brands, a licensing company in which entertainment mogul and icon Shawn “JAY-Z” Carter and Rene Garcia are principals (Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2011). The Agreement allows for the sublicensing of certain worldwide fragrance licenses to the Company. Pursuant to the Agreement, on April 7, 2009, the Company entered into sublicense agreements with Artistic Brands for the exclusive rights to worldwide fragrance licenses for multiple Grammy® award winning and multi-platinum selling international entertainers Rihanna and Kanye West. At this time, Artistic Brands is in continuing negotiations for a worldwide fragrance license with Shawn Carter which, if executed, would be sublicensed to the Company.  Further, a fourth celebrity has not been identified by Artistic Brands, and therefore, the Company does not have any plans at the present to launch a fourth celebrity fragrance.

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

In addition, on April 3, 2009, the Company entered into a letter agreement with Artistic Brands and Rene Garcia, the manager of Artistic Brands, individually, allowing for the acceleration of vesting and immediate exercise of the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, or if definitive agreements for such a transaction are entered into by April 3, 2012, and consummated within ninety (90) days. In certain circumstances, the letter agreement provides for Artistic Brands to receive cash and/or securities valued up to $10 per share in the event that the Company is acquired by another person or entity (other than Artistic Brands or its affiliates, Rene Garcia or Shawn “JAY-Z” Carter) or concludes a similar change of control transaction prior to April 3, 2012, with respect to the Warrants for 4,000,000 shares allocable to Rihanna and Kanye West to the extent such shares have not been previously sold by the holder into the market or otherwise disposed of by the holder in a bona fide third party transaction. In connection with the Merger Agreement, Parlux, Artistic Brands and Rene Garcia entered into an amendment to this letter agreement providing, among other things, that the Merger will not be such a change of control transaction.

The Warrants vest in four equal annual installments beginning on the first anniversary of the date of issuance and expire on the eighth anniversary of the date of issuance, or the fifth anniversary of the date of issuance, if the applicable licenses are not renewed by the Company as the sub-licensee.
Concurrently with the signing of the Merger Agreement, Parlux, the licensors and other holders of the Warrants entered into an amendment to the warrants to govern the treatment of the Warrants upon completion of the Merger. The warrant amendment will be effective only if the Merger is consummated. Under the warrant amendment, upon completion of the Merger, each outstanding Warrant will be automatically converted into a warrant to purchase the number of shares of Perfumania common stock equal to the product of (i) the number of shares of Parlux common stock subject to the Warrant and (ii) the equity award exchange ratio, rounded down to the nearest whole share. The per share exercise price of each licensor warrant will be equal to $8.00. The warrant amendment also provides that after the completion of the Merger, Perfumania will register the shares issuable upon exercise of the Warrants for resale under the Securities Act of 1933, as amended. All of the warrants related to Artistic Brands vest at the effective time of the Merger.
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
Perfumania, Parlux, Artistic Brands and Mr. Garcia also entered into a Letter Agreement, dated December 23, 2011 (the “Proposal Agreement”) providing that Artistic Brands and Mr. Garcia will not solicit or negotiate with parties other than Perfumania in connection with the treatment of the licensor warrants or the April 3, 2009 letter agreement. However, in the event that, consistent with the provisions of the Merger Agreement, Parlux engages in discussions or negotiations with a third party regarding an alternative acquisition proposal or enters into an agreement relating to a superior proposal (each as defined in the Merger Agreement), then Mr. Garcia and Artistic Brands may enter into discussions or negotiations with such third party with regard to the treatment of the licensor warrants and/or the April 3, 2009 letter agreement in connection with such acquisition proposal. The parties to the Proposal Agreement also acknowledged that Artistic Brands and S. Carter Enterprises, LLC have agreed to enter into a license agreement and Artistic Brands, Perfumania and S. Carter Enterprises have agreed to enter into a sublicense agreement, both to be effective upon the consummation of the Merger, and subject to certain closing conditions contained in the Proposal Agreement. The Proposal Agreement also provides for the issuance to Artistic Brands or its designee of 300,000 shares of Perfumania common stock after the effective time of the Merger as consideration for the transactions contemplated in the Proposal Agreement. These shares will be entitled to the same registration rights as the shares underlying the licensor warrants.

F.	Borrowings

The composition of borrowings is as follows:

	December 31, 2011	March 31, 2011
Capital lease payable to IBM, collateralized by certain computer equipment, payable in equal monthly installments of $3, including imputed interest at 3.96%, through June 30, 2014.	$96	$—
Less: long-term portion	59	—
Borrowings, current portion	$37	$—

Bank Financing

On June 25, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with General Electric Capital Corporation (“GE Capital”).  The Loan Agreement is a revolving credit facility that provides a credit line of up to $20,000, depending upon the availability of a borrowing base and certain reserves established by GE Capital from time to time, at an interest rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 3.0%, or (c) the London InterBank Offered Rate (“LIBOR”) over one minus any Euro dollar reserve requirement (the “Eurodollar Rate”),  in each case plus 3.50%; or the Eurodollar Rate plus 4.50%, at the Company’s option except in certain circumstances including defaults in the payment of any amounts under the revolving credit facility or the unavailability of the LIBOR rate. The term of the revolving credit facility under the Loan Agreement is two years. During the nine-months ended December 31, 2011 and 2010, the Company amortized $266 and $181, respectively, of the deferred loan fees and incurred $343 and $233, respectively, in loan monitoring and unused commitment fees (during the three-months ended December 31, 2011 and 2010, the Company amortized $89 and $88, respectively, of the deferred loan fees and incurred $114 in each quarter, respectively, in loan monitoring and unused commitment fees).

The Loan Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens, and engaging in mergers and acquisitions without the prior consent of GE Capital. The Loan Agreement requires the Company to maintain a minimum net liquidity balance of $12,500 through October 31, 2010, and $15,000, thereafter through the end of the term. Under the Loan Agreement, net liquidity is the sum of the Company’s unrestricted cash assets plus the excess availability under the revolving credit facility. At any point if the Company falls below the net liquidity requirements, the Loan Agreement contains certain additional financial covenants relating to minimum consolidated EBITDA, minimum consolidated interest coverage ratios and maximum capital expenditure limits. In addition, the Company’s subsidiary, Parlux Ltd., and its affiliates must have a minimum net liquidity balance of $15,000 to borrow under the Loan Agreement.  As of December 31, 2011, the Company and its subsidiary, Parlux Ltd., met the minimum liquidity requirements under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of the Company’s assets and the assets of the Company’s subsidiary, Parlux Ltd., pursuant to a Guaranty and Security Agreement. In addition, GE Capital has a security interest in and to certain of the Company’s patents and trademarks, as well as those of Parlux Ltd., pursuant to a Patent Security Agreement and Trademark Security Agreement, respectively. The Company has provided to GE Capital a full guaranty of payment of the obligations under the Loan Agreement. As of December 31, 2011, no amounts have been borrowed under the Loan Agreement and the Company’s availability under the Loan Agreement was $9,668.

Pursuant to the terms of the Merger Agreement, we may not incur any indebtedness, including, making borrowings, except for short-term borrowings other than through the Loan Agreement not to exceed $1,000; provided that we can borrow under the Loan Agreement if and to the extent Perfumania is not current with payments under a schedule that specifies the maximum monthly balances of payables that Perfumania is permitted to owe Parlux in the months leading up to a closing of the Merger.

Capital Lease Financing

During June 2011, the Company entered into an agreement with International Business Machines ("IBM") for computer equipment in the amount of $113 which has been classified as a capital lease. The Company has an option to purchase the computer equipment at the end of the lease term for one dollar.

Summary

The Company believes that funds from operations will be sufficient to meet its current operating and seasonal needs through fiscal year 2012. In addition, the revolving credit facility will provide the Company the ability to maintain liquidity. However, if the Company were to expand operations through acquisitions, new licensing arrangements or both, the Company may need to obtain additional financing. There can be no assurances that the Company could obtain additional financing consistent with the terms of the Merger Agreement or what the terms of such financing, if available, would be. In addition, the current business environment may increase the difficulty of obtaining, and the cost of, additional financing, if necessary.

G.	Related Party Transactions

	December 31, 2011	March 31, 2011
Accounts receivable from related parties:
Perfumania	$10,649	$12,708
Jacavi	1,665	—
	$12,314	$12,708

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Sales to related parties:
Perfumania	$9,507	$11,177	$33,068	$37,853
Jacavi	3,700	687	6,695	3,655
	$13,207	$11,864	$39,763	$41,508

The Company's management confers with our related parties on a periodic basis to establish current and future sales ordering schedules.

The Company had net sales of  $33,068 and $37,853 during the nine-months ended December 31, 2011 and 2010, respectively, ($9,507 and $11,177 during the three-months ended December 31, 2011 and 2010, respectively) to Perfumania, Inc., a wholly-owned subsidiary of Perfumania Holdings, Inc. Perfumania is one of the Company’s largest customers, and transactions with Perfumania are closely monitored by management, and any unusual trends or issues are brought to the attention of the Company’s Audit Committee and Board of Directors. Perfumania offers the Company the opportunity to sell its products in approximately 344 retail outlets and its terms with Perfumania take into consideration the relationship existing between the companies for approximately 20 years. Pricing and terms with Perfumania reflect (a) the volume of Perfumania’s purchases, (b) a policy of no returns from Perfumania, (c) minimal spending for advertising and promotion, (d) exposure of the Company’s products provided in Perfumania’s store windows and (e) minimal distribution costs to fulfill Perfumania orders shipped directly to their distribution center.

Perfumania Holdings, Inc.’s majority shareholders acquired an approximate 12.2% ownership interest in the Company during fiscal year 2007 (approximately 9.9% at December 31, 2011), and accordingly, transactions with Perfumania continue to be presented as related party transactions.

While the Company’s invoice terms to Perfumania are stated as net ninety days, for more than fifteen years management has granted longer payment terms, taking into consideration the factors discussed above. Management evaluates the credit risk involved, which is determined based on Perfumania’s reported results and comparable store sales performance. Management monitors the account activity to ensure compliance with their limits. Net trade accounts receivable owed by Perfumania to the Company totaled $10,649 and $12,708 at December 31, 2011, and March 31, 2011, respectively. Amounts due from Perfumania are non-interest bearing and were paid in accordance with the terms established by the Board.  No allowance for credit loss has been recorded as of December 31, 2011.

In connection with the Merger Agreement, Parlux and Perfumania have agreed on a schedule that specifies the maximum monthly balances of payables that Perfumania is permitted to owe Parlux in the months leading up to a closing of the Merger.

Any significant reduction in business with Perfumania as a customer of the Company would have a material adverse effect on our net sales. Management closely monitors the Company’s activity with Perfumania and holds periodic discussions with Perfumania in order to review the anticipated payments for each quarter.

In addition to its sales to Perfumania, the Company had net sales of $6,695 and $3,655 during the nine-months ended December 31, 2011 and 2010, respectively, ($3,700 and $687 during the three-months ended December 31, 2011 and 2010, respectively) to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi’s managing member is Rene Garcia. Rene Garcia owns approximately 8.4% of the outstanding stock of Perfumania Holdings, Inc. as of December 31, 2011, and is one of the principals of Artistic Brands (see Note E for further discussion). Sales to Jacavi are recorded as related party sales.  At December 31, 2011 and at March 31, 2011, net trade account receivables from Jacavi totaled $1,665 and $0, respectively. Invoice terms to Jacavi range from 0 to 60 days. Management closely monitors all developments with respect to its extension of credit to Jacavi.

On June 14, 2010, certain persons related to Mr. Garcia (the “Garcia Group”) acquired 2,718,728 shares of the Company's common stock. The Garcia Group refers to that certain group comprised of JM-CO Capital Fund, LLC, Irrevocable Trust for Victor Garcia, Jacqueline Marie Garcia, Jacavi Investments, LLC, Carolina Marie Garcia 2006 Family Trust, Jacqueline Marie Garcia 2006 Family Trust, Carolina Marie Garcia and Aqua Capital Fund, LLC, which filed a Schedule 13G with the SEC on June 23, 2010. In that filing, the Garcia Group reported having beneficial ownership of a total of 2,995,527 shares, or approximately 14.7% of the Company's outstanding shares as of June 14, 2010 (equivalent to 14.4% as of December 31, 2011), excluding warrants owned by the Garcia Group. On March 4, 2011, the Garcia Group replaced their original joint filing by jointly filing a Schedule 13D. Other than the addition of certain warrants to purchase shares, which vested between the initial and subsequent filing dates, there were no changes in beneficial shares ownership included in the updated joint filing.

H.	Basic and Diluted (Loss) Earnings Per Common Share

The following is the reconciliation of the numerators and denominators of the basic and diluted net (loss) income per common share calculations:

	Three Months Ended December 31,
	2011	2010
Net loss	$(3,359)	$(273)
Weighted average number of shares issued	30,438,339	30,165,311
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,769,362	20,496,334
Basic net loss per common share	$(0.16)	$(0.01)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,769,362	20,496,334
Effect of dilutive securities:
Stock options and warrants	—	—
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,769,362	20,496,334
Diluted net loss per common share (1)	$(0.16)	$(0.01)
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	7,191,775	7,333,475
Exercise price	$0.82 to $5.55	$0.82 to $5.55

	Nine Months Ended December 31,
	2011	2010
Net (loss) income	$(2,911)	$1,058
Weighted average number of shares issued	30,430,788	30,156,293
Weighted average number of treasury shares	(9,668,977)	(9,668,977)
Weighted average number of shares outstanding used in basic earnings per share calculation	20,761,811	20,487,316
Basic net (loss) income per common share	$(0.14)	$0.05
Weighted average number of shares outstanding used in basic earnings per share calculation	20,761,811	20,487,316
Effect of dilutive securities:
Stock options and warrants	—	87,197
Weighted average number of shares outstanding used in diluted earnings per share calculation	20,761,811	20,574,513
Diluted net (loss) income per common share (1)	$(0.14)	$0.05
Antidilutive securities not included in diluted earnings per share computation:
Options and warrants to purchase common stock	7,191,775	6,765,094
Exercise price	$0.82 to $5.55	$3.30 to $5.55

———————

(1)
The number of shares utilized in the calculation of diluted loss per share was the same as those used in the basic calculation of net loss per share for the three and nine-months ended December 31, 2011, and for the nine-months ended December 31, 2010, as the Company incurred a net loss for these periods.

I.	Cash Flow Information

The Company considers temporary investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended December 31,
	2011	2010
Cash received for:
Income taxes	$40	$7,228
Cash paid for:
Interest and bank charges	$616	$413
Income taxes	$389	$156

Supplemental disclosure of non-cash investing and financing activities is as follows:

Nine-months ended December 31, 2011:

•	The Company entered into a capital lease for the purchase of computer equipment in the amount of $113 (see Note F for further discussion).

J.	Income Taxes

The tax provision for the periods reflects an estimated effective rate of 38%. Actual tax provision incurred may be greater or less than the amounts recorded, and such differences may be material. The Company's income taxes receivable at December 31, 2011, includes $323 of recoverable federal and state income taxes previously paid, which is included in income tax receivable in the accompanying unaudited Condensed Consolidated Balance Sheets.

The Company is under an Internal Revenue Service audit of its fiscal years 2007 through 2010 Federal income tax returns, as a result of the carry back of its net operating losses incurred in fiscal years ended March 31, 2009 and 2010.

K.	License and Distribution Agreements

During the nine-months ended December 31, 2011, the Company held exclusive worldwide licenses and sublicenses to manufacture and sell fragrance and other related products for Paris Hilton, Jessica Simpson, Nicole Miller, Josie Natori, Queen Latifah, Marc Ecko, Rihanna, Kanye West, and Vince Camuto. On June 30, 2010, the Company’s license with XOXO expired and was not renewed. On September 30, 2010, the Company’s license with babyGund expired and was not renewed.

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

On April 5, 2006, the Company entered into an exclusive worldwide license agreement with PHEI, to develop, manufacture and distribute sunglasses under the Paris Hilton name. The initial term of the agreement expired on January 15, 2012, and was not renewed. In January 2009, the Company entered into an agreement with Gripping Eyewear, Inc. (”GEI”), assigning the worldwide rights with PHEI, for the production and distribution of Paris Hilton sunglasses. The Company remained contingently liable for the minimum guaranteed royalties due through the remainder of this agreement.
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

Queen Latifah

Effective May 22, 2008, the Company entered into an exclusive license agreement with Queen Latifah Inc., to develop, manufacture and distribute prestige fragrances and related products under the Queen Latifah name. The initial term of the agreement expires on March 31, 2014 (or March 31, 2013, at the Company's option), and is renewable for an additional five-year term if certain sales levels are met. The Company launched the first fragrance under this license in June 2009.

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
The Third Amended Complaint claims damages to the Company based on allegations of (1) insider trading; (2) failing to have proper internal controls resulting in delays in the filing of an Annual Report on Form 10-K for 2006 and a Quarterly Report on Form 10-Q for June 2006 and (3) intentionally stifling Parlux' independent outside auditors in the commencement of the Company's Sarbanes-Oxley review.
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
A summary judgment motion was then filed on behalf of Esther Egozi Choukroun, one of the Director Defendants. After review of that motion, Plaintiff agreed to dismiss his claim against Ms. Egozi Choukroun, with prejudice. Following further discussions, Plaintiff further agreed to dismiss his claim against Director David Stone and Director Isaac Lekach. Additional summary judgment motions are in preparation for the remaining Directors, but will have to await completion of additional discovery.
Based on the manner in which this case has been conducted to date, and based on the investigations into the earlier complaint the Company feels the Third Amended Complaint is without merit and subject to challenge and to an effective defense.
The plaintiffs have once again informally initiated settlement inquiries. Discussions with the Company and the insurer are in process. No formal settlement offer has been submitted.
While management is unable to predict with certainty the outcome of the legal proceedings described above, based on current knowledge management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial position or results of operations.
Other
Following the announcement of a proposed merger between the Company and Perfumania, its principal customer, a lawsuit was filed on behalf of a purported shareholder, Shirley Anderson. The lawsuit names the Company and its Board of Directors and alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty. Service has now been effectuated. Arthur Weill, the plaintiff serving the long-standing derivate action described above, then sought to intervene in the Anderson case and be named as “lead plaintiff.” That motion was opposed by counsel representing the Company and the Board of Directors and was defeated. A second lawsuit of a very similar nature was filed in Chancery Court in Delaware. Service has just been effected. Class action treatment has been requested. It is anticipated that similar, if not identical, cases will be filed alleging the same claims. These lawsuits are obviously in their infancy. They cannot yet be usefully evaluated since it is not clear what bases the Plaintiffs will rely upon to substantiate their claims. Based on information known to date and discussions with Management and the Board, it appears that the cases are without merit. They are of a kind that frequently follow the announcement of mergers or other major corporate activities and appear to be filed solely for the purpose of obtaining attorneys' fees for the named plaintiffs.
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

PARLUX FRAGRANCES, INC.

/s/ Frederick E. Purches
Frederick E. Purches
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond J. Balsys
Raymond J. Balsys,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	February 9, 2012

EXHIBIT INDEX

Exhibit #	Description
2.1
Agreement and Plan of Merger, dated as of December 23, 2011, among Parlux Fragrances, Inc., Perfumania Holdings, Inc. and PFI Merger Corp. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)

4.1	Amendment to Warrant Certificates dated December 23, 2011
10.1
Voting Agreement, dated December 23, 2011, by and among Glenn Nussdorf, Stephen Nussdorf, Arlene Nussdorf, and Parlux Fragrances, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)

10.2	Parlux Fragrances, Inc. Severance Policy, dated December 21, 2011(incorporated by reference from Exhibit 10.11 to the Current Report on Form 8-K filed by the registrant on December 23, 2011)
10.3	Amendment to Letter Agreement, dated December 23, 2011, among Artistic Brands Development, LLC, Rene Garcia and Parlux Fragrances, Inc.
10.4	Letter Agreement, dated December 23, 2011, among Parlux Fragrances, Inc., Artistic Brands Development, LLC, Rene Garcia and Perfumania Holdings, Inc.
10.5	Amendment, dated January 25, 2012, to Voting Agreement, dated December 23, 2011, by and among Glenn Nussdorf, Ruth Nussdorf and Perfumania Holdings, Inc.
31.1	Certification of Chief Executive Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document